Form 10-Q
period 2024-09-30
WELLS FARGO & COMPANY/MN
filed 2024-10-31
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Registrant’s telephone number, including area code: 1-415-371-2921
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 22, 2024
Common stock, $1-2/3 par value	3,329,490,659

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data
	Quarter ended			Sep 30, 2024 % Change from		Nine months ended
($ in millions, except ratios and per share amounts)	Sep 30, 2024	Jun 30, 2024	Sep 30, 2023	Jun 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023	% Change
Selected Income Statement Data
Total revenue	$20,366	20,689	20,857	(2)%	(2)	$61,918	62,119	—%
Noninterest expense	13,067	13,293	13,113	(2)	—	40,698	39,776	2
Pre-tax pre-provision profit (PTPP) (1)	7,299	7,396	7,744	(1)	(6)	21,220	22,343	(5)
Provision for credit losses (2)	1,065	1,236	1,197	(14)	(11)	3,239	4,117	(21)
Wells Fargo net income	5,114	4,910	5,767	4	(11)	14,643	15,696	(7)
Wells Fargo net income applicable to common stock	4,852	4,640	5,450	5	(11)	13,805	14,822	(7)
Common Share Data
Diluted earnings per common share	1.42	1.33	1.48	7	(4)	3.94	3.96	(1)
Dividends declared per common share	0.40	0.35	0.35	14	14	1.10	0.95	16
Common shares outstanding	3,345.5	3,402.7	3,637.9	(2)	(8)
Average common shares outstanding	3,384.8	3,448.3	3,648.8	(2)	(7)	3,464.1	3,710.9	(7)
Diluted average common shares outstanding	3,425.1	3,486.2	3,680.6	(2)	(7)	3,503.5	3,741.6	(6)
Book value per common share (3)	$49.26	47.01	44.37	5	11
Tangible book value per common share (3)(4)	41.76	39.57	37.43	6	12
Selected Equity Data (period-end)
Total equity	185,011	178,148	182,373	4	1
Common stockholders’ equity	164,801	159,963	161,424	3	2
Tangible common equity (4)	139,711	134,660	136,153	4	3
Performance Ratios
Return on average assets (ROA) (5)	1.06%	1.03	1.21			1.02%	1.12
Return on average equity (ROE) (6)	11.7	11.5	13.3			11.2	12.2
Return on average tangible common equity (ROTCE) (4)	13.9	13.7	15.9			13.3	14.6
Efficiency ratio (7)	64	64	63			66	64
Net interest margin on a taxable-equivalent basis	2.67	2.75	3.03			2.74	3.10
Selected Balance Sheet Data (average)
Loans	$910,255	916,977	943,193	(1)	(3)	$918,406	945,896	(3)
Assets	1,916,612	1,914,647	1,891,883	—	1	1,916,079	1,878,040	2
Deposits	1,341,680	1,346,478	1,340,307	—	—	1,343,256	1,348,090	—
Selected Balance Sheet Data (period-end)
Debt securities	529,832	520,254	490,726	2	8
Loans	909,711	917,907	942,424	(1)	(3)
Allowance for credit losses for loans	14,739	14,789	15,064	—	(2)
Equity securities	59,771	60,763	56,026	(2)	7
Assets	1,922,125	1,940,073	1,909,261	(1)	1
Deposits	1,349,646	1,365,894	1,354,010	(1)	—

Headcount (#) (period-end)	220,167	222,544	227,363	(1)	(3)
Capital and Other Metrics
Risk-based capital ratios and components (8):
Standardized Approach:
Common Equity Tier 1 (CET1)	11.34%	11.01	11.01
Tier 1 capital	12.84	12.34	12.55
Total capital	15.45	15.02	15.26
Risk-weighted assets (RWAs) (in billions)	$1,219.9	1,219.5	1,237.1	—	(1)
Advanced Approach:
Common Equity Tier 1 (CET1)	12.70%	12.28	12.04
Tier 1 capital	14.38	13.77	13.73
Total capital	16.36	15.82	15.77
Risk-weighted assets (RWAs) (in billions)	$1,089.3	1,093.0	1,130.8	—	(4)
Tier 1 leverage ratio	8.29%	7.98	8.32
Supplementary Leverage Ratio (SLR)	6.92	6.67	6.93
Total Loss Absorbing Capacity (TLAC) Ratio (9)	25.29	24.78	23.98
Liquidity Coverage Ratio (LCR) (10)	127	124	123
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

Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $1.9 trillion in assets. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 34 on Fortune’s 2024 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at September 30, 2024.
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

Formal Agreement with the OCC Regarding Anti-Money Laundering and Sanctions Risk Management Practices
On September 12, 2024, the Company announced that Wells Fargo Bank, N.A. entered into a formal agreement with the OCC related to the bank’s anti-money laundering (AML) and sanctions risk management practices. The agreement’s requirements include enhancements to AML and sanctions risk management practices, obtaining the OCC’s acceptance of the bank’s program for assessing the AML and sanctions risks of new offerings, and then providing notice to the OCC before expanding certain of those offerings.

Customer Remediation Activities
Our work to build a better company has included an effort to identify areas or instances where customers may have experienced financial harm, provide remediation as appropriate, and implement additional operational and control procedures. We are working with our regulatory agencies in this effort.
We have accrued for the probable and estimable costs related to our customer remediation activities, which amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators. We had $241 million and $819 million of accrued liabilities for customer remediation activities as of September 30, 2024, and December 31, 2023, respectively. As our ongoing reviews continue and as we continue to strengthen our risk and control infrastructure, we have identified and may in the future identify additional items or areas of potential concern. To the extent issues are identified, we will continue to assess any customer harm and provide remediation as appropriate.
Recent Developments
Federal Deposit Insurance Corporation Special Assessment
In November 2023, the Federal Deposit Insurance Corporation (FDIC) finalized a rule to recover losses to the FDIC deposit insurance fund as a result of bank failures in the first half of 2023. Under the rule, the FDIC will collect a special assessment based on an insured depository institution’s estimated amount of uninsured deposits. Upon the FDIC’s finalization of the rule, we expensed an estimated amount of our special assessment of $1.9 billion (pre-tax) in fourth quarter 2023. During 2024, the FDIC provided updates on losses to the deposit insurance fund, which resulted in a reversal of expense of $63 million (pre-tax) in third quarter 2024 and an additional expense of $273 million (pre-tax) in the first nine months of 2024 for the estimated amount of the special assessment. We expect the ultimate amount of the special assessment may continue to change as the FDIC determines the actual net losses to the deposit insurance fund.

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

4	Wells Fargo & Company

Financial Performance

Consolidated Financial Highlights
	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selected income statement data
Net interest income	$11,690	13,105	(1,415)	(11)%	$35,840	39,604	(3,764)	(10)%
Noninterest income	8,676	7,752	924	12	26,078	22,515	3,563	16
Total revenue	20,366	20,857	(491)	(2)	61,918	62,119	(201)	—
Net charge-offs	1,111	864	247	29	3,571	2,192	1,379	63
Change in the allowance for credit losses	(46)	333	(379)	NM	(332)	1,925	(2,257)	NM
Provision for credit losses (1)	1,065	1,197	(132)	(11)	3,239	4,117	(878)	(21)
Noninterest expense	13,067	13,113	(46)	—	40,698	39,776	922	2
Income tax expense	1,064	811	253	31	3,279	2,707	572	21
Wells Fargo net income	5,114	5,767	(653)	(11)	14,643	15,696	(1,053)	(7)
Wells Fargo net income applicable to common stock	4,852	5,450	(598)	(11)	13,805	14,822	(1,017)	(7)
NM – Not meaningful
(1)Includes provision for credit losses for loans, debt securities, and other financial assets.
In third quarter 2024, we generated $5.1 billion of net income and diluted earnings per common share (EPS) of $1.42, compared with $5.8 billion of net income and diluted EPS of $1.48 in the same period a year ago. Financial performance for third quarter 2024, compared with the same period a year ago, included the following:
•total revenue decreased due to lower net interest income, partially offset by higher noninterest income;
•provision for credit losses reflected decreases for auto loans, commercial real estate loans, and residential mortgage loans, partially offset by increases for credit card loans;
•noninterest expense decreased slightly due to lower professional and outside services expense, largely offset by higher technology, telecommunications and equipment expense;
•average loans decreased driven by a decline in loans in both our commercial and consumer loan portfolios; and
•average deposits increased driven by growth in Corporate and Investment Banking and Commercial Banking, partially offset by reductions in Consumer Banking and Lending and Corporate.
In the first nine months of 2024, we generated $14.6 billion of net income and diluted EPS of $3.94, compared with $15.7 billion of net income and diluted EPS of $3.96 in the same period a year ago. Financial performance for the first nine months of 2024, compared with the same period a year ago, included the following:
•total revenue decreased due to lower net interest income, partially offset by higher noninterest income;
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

Capital and Liquidity
We maintained a strong capital position in the first nine months of 2024, with total equity of $185.0 billion at September 30, 2024, compared with $187.4 billion at December 31, 2023. In addition, capital and liquidity at September 30, 2024, included the following:
•our Common Equity Tier 1 (CET1) ratio was 11.34% under the Standardized Approach (our binding ratio), which continued to exceed the regulatory minimum and buffers of 8.90%. As of October 1, 2024, our stress capital buffer increased to 3.80%, resulting in a CET1 regulatory minimum and buffers of 9.80%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 25.29%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 127%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.

Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $14.7 billion at September 30, 2024, decreased $349 million from December 31, 2023.
•Our provision for credit losses for loans was $3.2 billion in the first nine months of 2024, compared with $4.1 billion in the same period a year ago. The ACL for loans and the provision for credit losses for loans reflected decreases for auto loans, commercial real estate loans, and residential mortgage loans, partially offset by increases for credit card loans.
•The allowance coverage for total loans was 1.62% at September 30, 2024, compared with 1.61% at December 31, 2023.
•Commercial portfolio net loan charge-offs were $323 million, or 24 basis points of average commercial loans, in third quarter 2024, compared with net loan charge-offs of $188 million, or 13 basis points, in the same period a year ago, primarily due to higher losses in our commercial real estate portfolio driven by the office property type.

Wells Fargo & Company	5

Overview (continued)

•Consumer portfolio net loan charge-offs were $788 million, or 83 basis points of average consumer loans, in third quarter 2024, compared with net loan charge-offs of $662 million, or 67 basis points, in the same period a year ago, due to higher losses in our credit card portfolio driven by higher loan balances, partially offset by lower losses in our auto portfolio.
•Nonperforming assets (NPAs) of $8.4 billion at September 30, 2024, decreased $59 million, or 1%, from
December 31, 2023, driven by a decrease in residential mortgage nonaccrual loans, partially offset by an increase in commercial and industrial nonaccrual loans. NPAs represented 0.92% of total loans at September 30, 2024.
•Criticized loans in the commercial portfolio were $37.6 billion at September 30, 2024, compared with $33.0 billion at December 31, 2023, primarily driven by increases in criticized commercial and industrial loans.

Earnings Performance
Wells Fargo net income for third quarter 2024 was $5.1 billion ($1.42 diluted EPS), compared with $5.8 billion ($1.48 diluted EPS) in the same period a year ago. Net income decreased in third quarter 2024, compared with the same period a year ago, predominantly due to a $1.4 billion decrease in net interest income, partially offset by a $924 million increase in noninterest income.
Net income for the first nine months of 2024 was $14.6 billion ($3.94 diluted EPS), compared with $15.7 billion ($3.96 diluted EPS) in the same period a year ago. Net income decreased in the first nine months of 2024, compared with the same period a year ago, predominantly due to a $3.8 billion decrease in net interest income and a $922 million increase in noninterest expense, partially offset by a $3.6 billion increase in noninterest income.
Net Interest Income
Net interest income and net interest margin decreased in both the third quarter and first nine months of 2024, compared with the same periods a year ago, driven by the impact of higher interest rates on interest-bearing liabilities, including a deposit mix shift to interest-bearing deposits, as well as lower loan balances, partially offset by higher interest rates on interest-earning assets.
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

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended September 30,
	2024			2023
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$182,219	2,268	4.95%	$158,893	1,926	4.81%
Federal funds sold and securities purchased under resale agreements	81,549	1,073	5.24	68,715	888	5.13
Debt securities:
Trading debt securities	125,083	1,330	4.25	109,802	1,060	3.86
Available-for-sale debt securities	160,729	1,744	4.33	139,511	1,371	3.92
Held-to-maturity debt securities	250,010	1,610	2.57	273,948	1,822	2.65
Total debt securities	535,822	4,684	3.49	523,261	4,253	3.24
Loans held for sale (2)	7,032	129	7.33	5,437	87	6.40
Loans:
Commercial and industrial – U.S.	308,391	5,544	7.15	308,862	5,460	7.02
Commercial and industrial – Non-U.S.	62,520	1,136	7.23	73,415	1,312	7.09
Commercial real estate mortgage	120,618	2,018	6.66	129,206	2,149	6.60
Commercial real estate construction	22,569	464	8.18	24,480	498	8.07
Lease financing	16,529	235	5.68	15,564	191	4.90
Total commercial loans	530,627	9,397	7.05	551,527	9,610	6.92
Residential mortgage – first lien	243,831	2,147	3.52	252,176	2,129	3.38
Residential mortgage – junior lien	9,836	186	7.51	11,742	210	7.11
Credit card	54,580	1,747	12.73	48,889	1,612	13.08
Auto	43,430	570	5.22	51,014	615	4.78
Other consumer	27,951	601	8.56	27,845	607	8.65
Total consumer loans	379,628	5,251	5.51	391,666	5,173	5.26
Total loans (2)	910,255	14,648	6.41	943,193	14,783	6.23
Equity securities	27,480	157	2.26	25,019	153	2.42
Other	9,711	124	5.12	8,565	107	4.93
Total interest-earning assets	$1,754,068	23,083	5.24%	$1,733,083	22,197	5.09%
Cash and due from banks	27,669	—		27,137	—
Goodwill	25,172	—		25,174	—
Other noninterest-earning assets	109,703	—		106,489	—
Total noninterest-earning assets	$162,544	—		158,800	—
Total assets	$1,916,612	23,083		1,891,883	22,197
Liabilities
Deposits:
Demand deposits	$444,440	2,837	2.54%	$414,294	1,846	1.77%
Savings deposits	353,654	1,220	1.37	366,788	725	0.78
Time deposits	168,920	2,194	5.17	153,593	1,871	4.83
Deposits in non-U.S. offices	19,192	194	4.04	18,825	166	3.51
Total interest-bearing deposits	986,206	6,445	2.60	953,500	4,608	1.92
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	97,920	1,316	5.35	75,849	999	5.23
Other short-term borrowings	11,982	120	3.97	14,229	134	3.72
Total short-term borrowings	109,902	1,436	5.20	90,078	1,133	4.99
Long-term debt	183,586	3,163	6.89	181,955	3,039	6.67
Other liabilities	34,735	265	3.05	32,564	208	2.54
Total interest-bearing liabilities	$1,314,429	11,309	3.43%	$1,258,097	8,988	2.84%
Noninterest-bearing deposits	355,474	—		386,807	—
Other noninterest-bearing liabilities	62,341	—		62,151	—
Total noninterest-bearing liabilities	$417,815	—		448,958	—
Total liabilities	$1,732,244	11,309		1,707,055	8,988
Total equity	184,368	—		184,828	—
Total liabilities and equity	$1,916,612	11,309		1,891,883	8,988

Interest rate spread on a taxable-equivalent basis (3)			1.81%			2.25%
Net interest income and net interest margin on a taxable-equivalent basis (3)		$11,774	2.67%		$13,209	3.03%
(continued on following page)

Wells Fargo & Company	7

Earnings Performance (continued)
(continued from previous page)

	Nine months ended September 30,
			2024			2023
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$195,359	7,308	5.00%	$134,490	4,543	4.52%
Federal funds sold and securities purchased under resale agreements	74,372	2,929	5.26	68,951	2,404	4.66
Debt securities:
Trading debt securities	119,303	3,721	4.16	102,986	2,759	3.57
Available-for-sale debt securities	150,284	4,717	4.19	144,885	4,041	3.72
Held-to-maturity debt securities	257,770	5,099	2.64	277,644	5,431	2.61
Total debt securities	527,357	13,537	3.42	525,515	12,231	3.11
Loans held for sale (2)	6,654	376	7.54	6,022	278	6.16
Loans:
Commercial and industrial – U.S.	306,867	16,482	7.17	307,971	15,388	6.68
Commercial and industrial – Non-U.S.	65,799	3,580	7.27	74,997	3,695	6.59
Commercial real estate mortgage	123,538	6,179	6.68	130,085	6,174	6.35
Commercial real estate construction	23,123	1,421	8.21	24,383	1,404	7.70
Lease financing	16,471	679	5.50	15,138	541	4.76
Total commercial loans	535,798	28,341	7.06	552,574	27,202	6.58
Residential mortgage – first lien	245,981	6,434	3.49	253,653	6,326	3.33
Residential mortgage – junior lien	10,313	575	7.44	12,342	630	6.82
Credit card	52,982	5,104	12.87	47,175	4,563	12.93
Auto	45,229	1,725	5.10	51,979	1,815	4.67
Other consumer	28,103	1,805	8.58	28,173	1,734	8.23
Total consumer loans	382,608	15,643	5.46	393,322	15,068	5.12
Total loans (2)	918,406	43,984	6.40	945,896	42,270	5.97
Equity securities	25,063	502	2.67	27,174	517	2.54
Other	8,930	348	5.22	9,900	352	4.75
Total interest-earning assets	$1,756,141	68,984	5.24%	$1,717,948	62,595	4.87%
Cash and due from banks	27,860	—		27,539	—
Goodwill	25,173	—		25,174	—
Other noninterest-earning assets	106,905	—		107,379	—
Total noninterest-earning assets	$159,938	—		160,092	—
Total assets	$1,916,079	68,984		1,878,040	62,595
Liabilities
Deposits:
Demand deposits	$444,847	7,539	2.26%	$416,981	4,892	1.57%
Savings deposits	352,729	3,250	1.23	385,171	2,006	0.70
Time deposits	179,604	7,043	5.24	116,102	3,856	4.44
Deposits in non-U.S. offices	19,411	573	3.95	18,739	420	3.00
Total interest-bearing deposits	996,591	18,405	2.47	936,993	11,174	1.59
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	89,500	3,597	5.37	60,685	2,226	4.91
Other short-term borrowings	14,380	433	4.02	16,642	438	3.52
Total short-term borrowings	103,880	4,030	5.18	77,327	2,664	4.61
Long-term debt	187,619	9,676	6.88	175,156	8,243	6.28
Other liabilities	34,059	771	3.02	33,492	594	2.37
Total interest-bearing liabilities	$1,322,149	32,882	3.32%	$1,222,968	22,675	2.48%
Noninterest-bearing deposits	346,665	—		411,097	—
Other noninterest-bearing liabilities	63,068	—		59,450	—
Total noninterest-bearing liabilities	$409,733	—		470,547	—
Total liabilities	$1,731,882	32,882		1,693,515	22,675
Total equity	184,197	—		184,525	—
Total liabilities and equity	$1,916,079	32,882		1,878,040	22,675

Interest rate spread on a taxable-equivalent basis (3)			1.92%			2.39%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$36,102	2.74%		$39,920	3.10%
(1)The average balance amounts represent amortized costs, except for certain held-to-maturity (HTM) debt securities, which exclude unamortized basis adjustments related to the transfer of those securities from available-for-sale (AFS) debt securities. Amortized cost amounts exclude any unrealized gains or losses, which are included in other noninterest-earning assets and other noninterest-bearing liabilities. The average interest rates are based on interest income or expense amounts for the period and are annualized. Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(2)Nonaccrual loans and any related income are included in their respective loan categories.
(3)Includes taxable-equivalent adjustments of $84 million and $104 million for the quarters ended September 30, 2024 and 2023, respectively, and $262 million and $316 million for the first nine months of 2024 and 2023, respectively, predominantly related to tax-exempt income on certain loans and securities.

8	Wells Fargo & Company

Noninterest Income

Table 2: Noninterest Income

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Deposit-related fees	$1,299	1,179	120	10%	$3,778	3,492	286	8%
Lending-related fees	376	372	4	1	1,112	1,080	32	3
Investment advisory and other asset-based fees	2,463	2,224	239	11	7,209	6,501	708	11
Commissions and brokerage services fees	646	567	79	14	1,886	1,756	130	7
Investment banking fees	672	492	180	37	1,940	1,194	746	62
Card fees	1,096	1,098	(2)	—	3,258	3,229	29	1
Net servicing income	153	80	73	91	405	292	113	39
Net gains on mortgage loan originations/sales	127	113	14	12	348	335	13	4
Mortgage banking	280	193	87	45	753	627	126	20
Net gains from trading activities	1,438	1,265	173	14	4,334	3,729	605	16
Net gains (losses) from debt securities	(447)	6	(453)	NM	(472)	10	(482)	NM
Net gains (losses) from equity securities	257	(25)	282	NM	355	(476)	831	175
Lease income	277	291	(14)	(5)	990	945	45	5
Other	319	90	229	254	935	428	507	118
Total	$8,676	7,752	924	12	$26,078	22,515	3,563	16
NM – Not meaningful
Third quarter 2024 vs. third quarter 2023

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

Commissions and brokerage services fees increased driven by higher brokerage transaction activity.

Investment banking fees increased due to higher debt underwriting fees driven by increased activity, partially offset by lower advisory fee income.

Net servicing income increased driven by higher income from net hedge results related to mortgage servicing rights (MSRs) valuations.

Net gains from trading activities increased reflecting higher trading activity across most fixed income asset classes, partially offset by lower revenue in equities.

Net gains (losses) from debt securities decreased reflecting losses related to a repositioning of our investment securities portfolio.

Net gains (losses) from equity securities increased driven by higher realized gains on equity securities from our venture capital investments.

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

First nine months of 2024 vs. first nine months of 2023

Deposit-related fees increased reflecting higher treasury management fees on commercial accounts driven by increased transaction service volumes and repricing.

Investment advisory and other asset-based fees increased driven by higher asset-based fees reflecting higher market valuations.

Commissions and brokerage services fees increased driven by higher brokerage transaction activity.

Investment banking fees increased due to increased activity across all products.

Net servicing income increased driven by higher income from net hedge results related to MSR valuations.

Net gains from trading activities increased driven by higher revenue in structured products, foreign exchange, and equities.

Net gains (losses) from debt securities decreased reflecting losses related to a repositioning of our investment securities portfolio.

Net gains (losses) from equity securities increased driven by:
•higher realized gains on equity securities from our venture capital investments; and

Wells Fargo & Company	9

Earnings Performance (continued)
•lower impairment of equity securities from our venture capital investments.

Other income increased driven by impacts related to the expanded use of the proportional amortization method of accounting for renewable energy tax credit investments as a result of our adoption of ASU 2023-02 in first quarter 2024.
Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Personnel	$8,591	8,627	(36)	—%	$26,658	26,648	10	—%
Technology, telecommunications and equipment	1,142	975	167	17	3,301	2,844	457	16
Occupancy	786	724	62	9	2,263	2,144	119	6
Operating losses (1)	293	329	(36)	(11)	1,419	828	591	71
Professional and outside services	1,130	1,310	(180)	(14)	3,370	3,843	(473)	(12)
Leases (2)	152	172	(20)	(12)	475	529	(54)	(10)
Advertising and promotion	205	215	(10)	(5)	626	553	73	13
Other	768	761	7	1	2,586	2,387	199	8
Total	$13,067	13,113	(46)	—	$40,698	39,776	922	2
(1)Includes expenses for customer remediation activities of $22 million and $(30) million for third quarter 2024 and 2023, respectively, and $634 million and $133 million for the first nine months of 2024 and 2023, respectively.
(2)Represents expenses for assets we lease to customers.
Third quarter 2024 vs. third quarter 2023

Personnel expense decreased slightly due to the impact of efficiency initiatives and lower severance expense, largely offset by higher revenue-related compensation expense driven by higher fees in our Wealth and Investment Management business.

Technology, telecommunications and equipment expense increased due to higher expense for the amortization of internally developed software.

Operating losses decreased driven by lower expense for legal actions.
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
First nine months of 2024 vs. first nine months of 2023

Personnel expense increased slightly due to higher revenue-related compensation expense driven by higher fees in our Wealth and Investment Management business, largely offset by the impact of efficiency initiatives and lower severance expense.

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
Other expense increased reflecting an additional expense of $273 million for the estimated FDIC special assessment. For additional information on the FDIC’s special assessment, see Note 18 (Revenue and Expenses) to Financial Statements in this Report.

10	Wells Fargo & Company

Income Tax Expense

Table 4: Income Tax Expense

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income before income tax expense	$6,234	6,547	(313)	(5)%	$17,981	18,226	(245)	(1)%
Income tax expense	1,064	811	253	31	3,279	2,707	572	21
Effective income tax rate (1)	17.2%	12.3			18.3%	14.7
(1)Represents (i) Income tax expense (benefit) divided by (ii) Income (loss) before income tax expense (benefit) less Net income (loss) from noncontrolling interests.
The increase in the effective income tax rate for third quarter 2024, compared with the same period a year ago, was driven by the impacts of discrete tax benefits in third quarter 2023 and the impacts related to the adoption of ASU 2023-02 in first quarter 2024 for our renewable energy tax credit investments. The increase in the effective income tax rate for the first nine months of 2024, compared with the same period a year ago, was driven by the impacts related to the adoption of ASU 2023-02 in first quarter 2024. For additional information on our adoption of Accounting Standards Update (ASU) 2023-02 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
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

Table 6: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended September 30, 2024
Net interest income	$7,149	2,289	1,909	842	(415)	(84)	11,690
Noninterest income	1,975	1,044	3,002	3,036	78	(459)	8,676
Total revenue	9,124	3,333	4,911	3,878	(337)	(543)	20,366
Provision for credit losses	930	85	26	16	8	—	1,065
Noninterest expense	5,624	1,480	2,229	3,154	580	—	13,067
Income (loss) before income tax expense (benefit)	2,570	1,768	2,656	708	(925)	(543)	6,234
Income tax expense (benefit)	646	448	664	179	(330)	(543)	1,064
Net income (loss) before noncontrolling interests	1,924	1,320	1,992	529	(595)	—	5,170
Less: Net income from noncontrolling interests	—	2	—	—	54	—	56
Net income (loss)	$1,924	1,318	1,992	529	(649)	—	5,114
Quarter ended September 30, 2023
Net interest income	$7,633	2,519	2,319	1,007	(269)	(104)	13,105
Noninterest income	1,948	886	2,604	2,695	21	(402)	7,752
Total revenue	9,581	3,405	4,923	3,702	(248)	(506)	20,857
Provision for credit losses	768	52	324	(10)	63	—	1,197
Noninterest expense	5,913	1,543	2,182	3,006	469	—	13,113
Income (loss) before income tax expense (benefit)	2,900	1,810	2,417	706	(780)	(506)	6,547
Income tax expense (benefit)	727	453	601	177	(641)	(506)	811
Net income (loss) before noncontrolling interests	2,173	1,357	1,816	529	(139)	—	5,736
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(34)	—	(31)
Net income (loss)	$2,173	1,354	1,816	529	(105)	—	5,767
Nine months ended September 30, 2024
Net interest income	$21,283	6,848	5,881	2,617	(527)	(262)	35,840
Noninterest income	5,938	2,759	8,850	8,861	761	(1,091)	26,078
Total revenue	27,221	9,607	14,731	11,478	234	(1,353)	61,918
Provision for credit losses	2,650	257	316	5	11	—	3,239
Noninterest expense	17,349	4,665	6,729	9,577	2,378	—	40,698
Income (loss) before income tax expense (benefit)	7,222	4,685	7,686	1,896	(2,155)	(1,353)	17,981
Income tax expense (benefit)	1,815	1,191	1,928	502	(804)	(1,353)	3,279
Net income (loss) before noncontrolling interests	5,407	3,494	5,758	1,394	(1,351)	—	14,702
Less: Net income from noncontrolling interests	—	8	—	—	51	—	59
Net income (loss)	$5,407	3,486	5,758	1,394	(1,402)	—	14,643
Nine months ended September 30, 2023
Net interest income	$22,556	7,509	7,139	3,060	(344)	(316)	39,604
Noninterest income	5,844	2,572	7,317	7,971	147	(1,336)	22,515
Total revenue	28,400	10,081	14,456	11,031	(197)	(1,652)	62,119
Provision for credit losses	2,509	35	1,509	25	39	—	4,117
Noninterest expense	17,978	4,925	6,486	9,041	1,346	—	39,776
Income (loss) before income tax expense (benefit)	7,913	5,121	6,461	1,965	(1,582)	(1,652)	18,226
Income tax expense (benefit)	1,985	1,281	1,617	492	(1,016)	(1,652)	2,707
Net income (loss) before noncontrolling interests	5,928	3,840	4,844	1,473	(566)	—	15,519
Less: Net income (loss) from noncontrolling interests	—	9	—	—	(186)	—	(177)
Net income (loss)	$5,928	3,831	4,844	1,473	(380)	—	15,696
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
Table 6a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income Statement
Net interest income	$7,149	7,633	(484)	(6)%	$21,283	22,556	(1,273)	(6)%
Noninterest income:
Deposit-related fees	710	670	40	6	2,077	2,008	69	3
Card fees	1,031	1,027	4	—	3,057	3,007	50	2
Mortgage banking	137	105	32	30	465	397	68	17
Other	97	146	(49)	(34)	339	432	(93)	(22)
Total noninterest income	1,975	1,948	27	1	5,938	5,844	94	2
Total revenue	9,124	9,581	(457)	(5)	27,221	28,400	(1,179)	(4)
Net charge-offs	871	722	149	21	2,659	1,932	727	38
Change in the allowance for credit losses	59	46	13	28	(9)	577	(586)	NM
Provision for credit losses	930	768	162	21	2,650	2,509	141	6
Noninterest expense	5,624	5,913	(289)	(5)	17,349	17,978	(629)	(3)
Income before income tax expense	2,570	2,900	(330)	(11)	7,222	7,913	(691)	(9)
Income tax expense	646	727	(81)	(11)	1,815	1,985	(170)	(9)
Net income	$1,924	2,173	(249)	(11)	$5,407	5,928	(521)	(9)
Revenue by Line of Business
Consumer, Small and Business Banking	$6,222	6,546	(324)	(5)	$18,443	19,368	(925)	(5)
Consumer Lending:
Home Lending	842	840	2	—	2,529	2,550	(21)	(1)
Credit Card	1,471	1,494	(23)	(2)	4,419	4,360	59	1
Auto	273	360	(87)	(24)	855	1,130	(275)	(24)
Personal Lending	316	341	(25)	(7)	975	992	(17)	(2)
Total revenue	$9,124	9,581	(457)	(5)	$27,221	28,400	(1,179)	(4)

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (1)	16.3%	19.1			15.3%	17.5
Efficiency ratio (2)	62	62			64	63
Retail bank branches (#, period-end)	4,196	4,355		(4)
Digital active customers (# in millions, period-end) (3)	35.8	34.6		3
Mobile active customers (# in millions, period-end) (3)	31.2	29.6		5

Consumer, Small and Business Banking:
Deposit spread (4)	2.5%	2.7			2.5%	2.6
Debit card purchase volume ($ in billions) (5)	$126.8	124.5	2.3	2	$376.5	366.7	9.8	3
Debit card purchase transactions (# in millions) (5)	2,585	2,550		1	7,608	7,454		2
(continued on following page)

14	Wells Fargo & Company

(continued from previous page)

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$114	41	73	178%	$294	187	107	57%
Net gains on mortgage loan originations/sales	23	64	(41)	(64)	171	210	(39)	(19)
Total mortgage banking	$137	105	32	30	$465	397	68	17

Retail originations ($ in billions)	$5.5	6.4	(0.9)	(14)	$14.3	19.7	(5.4)	(27)
% of originations held for sale (HFS)	41.0%	40.7			40.7%	44.4
Third-party mortgage loans serviced ($ in billions, period-end) (6)	$499.1	591.8	(92.7)	(16)
Mortgage servicing rights (MSR) carrying value (period-end)	6,544	8,457	(1,913)	(23)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) (6)	1.31%	1.43
Home lending loans 30+ days delinquency rate (period-end) (7)(8)(9)	0.30	0.29

Credit Card:
Point of sale (POS) volume ($ in billions)	$43.4	39.4	4.0	10	$125.4	111.9	13.5	12
New accounts (# in thousands)	615	714		(14)	1,943	1,911		2
Credit card loans 30+ days delinquency rate (period-end) (8)(9)	2.87%	2.61
Credit card loans 90+ days delinquency rate (period-end) (8)(9)	1.43	1.29

Auto:
Auto originations ($ in billions)	$4.1	4.1	—	—	$11.9	13.9	(2.0)	(14)
Auto loans 30+ days delinquency rate (period-end) (8)(9)	2.28%	2.60

Personal Lending:
New volume ($ in billions)	$2.7	3.1	(0.4)	(13)	$7.6	9.3	(1.7)	(18)
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
Third quarter 2024 vs. third quarter 2023
Revenue decreased driven by lower net interest income due to lower deposit balances and lower loan balances.

Provision for credit losses reflected an increase in the allowance for credit card loans.

Noninterest expense decreased reflecting lower operating costs and lower operating losses, as well as the impact of efficiency initiatives.
First nine months of 2024 vs. first nine months of 2023

Revenue decreased driven by lower net interest income due to lower deposit balances and lower loan balances.

Provision for credit losses reflected an increase in the allowance for credit card loans.

Noninterest expense decreased due to:
•lower personnel expense and operating costs driven by the impact of efficiency initiatives;
partially offset by:
•higher advertising expense due to higher marketing volume.

Wells Fargo & Company	15

Earnings Performance (continued)
Table 6b: Consumer Banking and Lending – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer, Small and Business Banking	$6,230	6,610	(380)	(6)%	$6,355	6,825	(470)	(7)%
Consumer Lending:
Home Lending	209,825	218,546	(8,721)	(4)	212,043	220,568	(8,525)	(4)
Credit Card	49,141	43,541	5,600	13	47,677	41,900	5,777	14
Auto	43,949	51,578	(7,629)	(15)	45,733	52,569	(6,836)	(13)
Personal Lending	14,470	15,270	(800)	(5)	14,609	14,863	(254)	(2)
Total loans	$323,615	335,545	(11,930)	(4)	$326,417	336,725	(10,308)	(3)
Total deposits	773,554	801,061	(27,507)	(3)	775,005	821,741	(46,736)	(6)
Allocated capital	45,500	44,000	1,500	3	45,500	44,000	1,500	3

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer, Small and Business Banking	$6,372	6,746	(374)	(6)
Consumer Lending:
Home Lending	209,083	217,955	(8,872)	(4)
Credit Card	49,521	44,409	5,112	12
Auto	43,356	50,407	(7,051)	(14)
Personal Lending	14,413	15,439	(1,026)	(7)
Total loans	$322,745	334,956	(12,211)	(4)
Total deposits	775,745	798,897	(23,152)	(3)
Third quarter and first nine months of 2024 vs. third quarter and first nine months of 2023
Total loans (average and period-end) decreased due to:
•a decline in loan balances in our Home Lending business reflecting lower loan demand due to the impact of the higher interest rate environment; and
•a decline in loan balances in our Auto business as paydowns exceeded originations reflecting our actions related to credit tightening;
partially offset by:
•an increase in loan balances in our Credit Card business due to higher point of sale volume driven by new account growth.
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
Table 6c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income Statement
Net interest income	$2,289	2,519	(230)	(9)%	$6,848	7,509	(661)	(9)%
Noninterest income:
Deposit-related fees	303	257	46	18	877	741	136	18
Lending-related fees	138	133	5	4	415	393	22	6
Lease income	126	153	(27)	(18)	408	489	(81)	(17)
Other	477	343	134	39	1,059	949	110	12
Total noninterest income	1,044	886	158	18	2,759	2,572	187	7
Total revenue	3,333	3,405	(72)	(2)	9,607	10,081	(474)	(5)
Net charge-offs	50	37	13	35	222	61	161	264
Change in the allowance for credit losses	35	15	20	133	35	(26)	61	235
Provision for credit losses	85	52	33	63	257	35	222	634
Noninterest expense	1,480	1,543	(63)	(4)	4,665	4,925	(260)	(5)
Income before income tax expense	1,768	1,810	(42)	(2)	4,685	5,121	(436)	(9)
Income tax expense	448	453	(5)	(1)	1,191	1,281	(90)	(7)
Less: Net income from noncontrolling interests	2	3	(1)	(33)	8	9	(1)	(11)
Net income	$1,318	1,354	(36)	(3)	$3,486	3,831	(345)	(9)

Revenue by Line of Business
Middle Market Banking	$2,187	2,212	(25)	(1)	$6,418	6,566	(148)	(2)
Asset-Based Lending and Leasing	1,146	1,193	(47)	(4)	3,189	3,515	(326)	(9)
Total revenue	$3,333	3,405	(72)	(2)	$9,607	10,081	(474)	(5)

Revenue by Product
Lending and leasing	$1,293	1,321	(28)	(2)	$3,910	3,977	(67)	(2)
Treasury management and payments	1,434	1,541	(107)	(7)	4,267	4,687	(420)	(9)
Other	606	543	63	12	1,430	1,417	13	1
Total revenue	$3,333	3,405	(72)	(2)	$9,607	10,081	(474)	(5)

Selected Metrics
Return on allocated capital	19.2%	20.2			16.9%	19.2
Efficiency ratio	44	45			49	49
Third quarter 2024 vs. third quarter 2023
Revenue decreased driven by:
•lower net interest income reflecting the impact of higher interest rates on deposit costs;
partially offset by:
•higher deposit-related fees reflecting higher treasury management fees on commercial accounts driven by increased transaction service volumes and repricing; and
•higher other noninterest income related to renewable energy tax credit investments.

Noninterest expense decreased due to lower personnel expense reflecting the impact of efficiency initiatives.
First nine months of 2024 vs. first nine months of 2023
Revenue decreased driven by:
•lower net interest income reflecting the impact of higher interest rates on deposit costs;
partially offset by:
•higher deposit-related fees reflecting higher treasury management fees on commercial accounts driven by increased transaction service volumes and repricing; and
•higher other noninterest income related to renewable energy tax credit investments.

Provision for credit losses reflected an increase in net charge-offs.

Noninterest expense decreased due to lower personnel expense reflecting the impact of efficiency initiatives.

Wells Fargo & Company	17

Earnings Performance (continued)
Table 6d: Commercial Banking – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$161,967	164,182	(2,215)	(1)%	$163,085	164,461	(1,376)	(1)%
Commercial real estate	44,756	45,716	(960)	(2)	45,013	45,810	(797)	(2)
Lease financing and other	15,393	14,518	875	6	15,384	14,090	1,294	9
Total loans	$222,116	224,416	(2,300)	(1)	$223,482	224,361	(879)	—
Loans by Line of Business:
Middle Market Banking	$127,321	120,509	6,812	6	$124,960	121,442	3,518	3
Asset-Based Lending and Leasing	94,795	103,907	(9,112)	(9)	98,522	102,919	(4,397)	(4)
Total loans	$222,116	224,416	(2,300)	(1)	$223,482	224,361	(879)	—
Total deposits	173,158	160,556	12,602	8	168,044	165,887	2,157	1
Allocated capital	26,000	25,500	500	2	26,000	25,500	500	2

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$163,878	165,094	(1,216)	(1)
Commercial real estate	44,715	45,663	(948)	(2)
Lease financing and other	15,406	15,014	392	3
Total loans	$223,999	225,771	(1,772)	(1)
Loans by Line of Business:
Middle Market Banking	$127,048	119,354	7,694	6
Asset-Based Lending and Leasing	96,951	106,417	(9,466)	(9)
Total loans	$223,999	225,771	(1,772)	(1)
Total deposits	178,406	160,368	18,038	11
Third quarter and first nine months of 2024 vs. third quarter and first nine months of 2023
Total loans (average and period-end) decreased driven by lower loan demand reflecting the impact of a higher interest rate environment, partially offset by increased client working capital needs.

Total deposits (average and period-end) increased driven by additions of deposits from new and existing customers.

18	Wells Fargo & Company

Corporate and Investment Banking delivers a suite of capital markets, banking, and financial products and services to corporate, commercial real estate, government and institutional clients globally. Products and services include corporate banking, investment banking, treasury management, commercial real estate lending and servicing, equity and fixed income solutions as well as sales, trading, and research capabilities. In August 2024, we entered into a definitive agreement to sell the non-agency third-party servicing segment of our commercial mortgage servicing business, including the related mortgage servicing rights and servicer advances. We will continue to service agency and government-sponsored enterprise loans and loans held on our balance sheet. Table 6e and Table 6f provide additional information for Corporate and Investment Banking.
Table 6e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income Statement
Net interest income	$1,909	2,319	(410)	(18)%	$5,881	7,139	(1,258)	(18)%
Noninterest income:
Deposit-related fees	279	247	32	13	804	730	74	10
Lending-related fees	213	206	7	3	621	591	30	5
Investment banking fees	668	545	123	23	1,949	1,249	700	56
Net gains from trading activities	1,366	1,193	173	15	4,158	3,531	627	18
Other	476	413	63	15	1,318	1,216	102	8
Total noninterest income	3,002	2,604	398	15	8,850	7,317	1,533	21
Total revenue	4,911	4,923	(12)	—	14,731	14,456	275	2
Net charge-offs	196	105	91	87	695	205	490	239
Change in the allowance for credit losses	(170)	219	(389)	NM	(379)	1,304	(1,683)	NM
Provision for credit losses	26	324	(298)	(92)	316	1,509	(1,193)	(79)
Noninterest expense	2,229	2,182	47	2	6,729	6,486	243	4
Income before income tax expense	2,656	2,417	239	10	7,686	6,461	1,225	19
Income tax expense	664	601	63	10	1,928	1,617	311	19
Net income	$1,992	1,816	176	10	$5,758	4,844	914	19

Revenue by Line of Business
Banking:
Lending	$698	721	(23)	(3)	$2,067	2,098	(31)	(1)
Treasury Management and Payments	695	747	(52)	(7)	2,068	2,294	(226)	(10)
Investment Banking	419	430	(11)	(3)	1,323	1,021	302	30
Total Banking	1,812	1,898	(86)	(5)	5,458	5,413	45	1
Commercial Real Estate	1,364	1,376	(12)	(1)	3,870	4,020	(150)	(4)
Markets:
Fixed Income, Currencies, and Commodities (FICC)	1,327	1,148	179	16	3,914	3,566	348	10
Equities	396	518	(122)	(24)	1,404	1,352	52	4
Credit Adjustment (CVA/DVA) and Other	31	(12)	43	358	57	73	(16)	(22)
Total Markets	1,754	1,654	100	6	5,375	4,991	384	8
Other	(19)	(5)	(14)	NM	28	32	(4)	(13)
Total revenue	$4,911	4,923	(12)	—	$14,731	14,456	275	2

Selected Metrics
Return on allocated capital	17.1%	15.5			16.5%	13.9
Efficiency ratio	45	44			46	45
NM – Not meaningful
Third quarter 2024 vs. third quarter 2023
Revenue decreased slightly, reflecting:
•lower net interest income driven by higher deposit costs and lower loan balances;
partially offset by:
•higher net gains from trading activities reflecting higher trading activity across most fixed income asset classes, partially offset by lower revenue in equities; and
•higher investment banking fees due to higher debt underwriting fees driven by increased activity, partially offset by lower advisory fee income.

Provision for credit losses reflected a decrease in the allowance for credit losses driven by commercial real estate loans.

Noninterest expense increased driven by higher operating losses and operating costs, partially offset by the impact of efficiency initiatives.

Wells Fargo & Company	19

Earnings Performance (continued)
First nine months of 2024 vs. first nine months of 2023

Revenue increased driven by:
•higher investment banking fees due to increased activity across all products; and
•higher net gains from trading activities driven by higher revenue in structured products, foreign exchange, and equities;
partially offset by:
•lower net interest income driven by higher deposit costs and lower loan balances.

Provision for credit losses reflected a decrease in the allowance for credit losses driven by commercial real estate loans.

Noninterest expense increased driven by higher operating costs, partially offset by the impact of efficiency initiatives.
Table 6f: Corporate and Investment Banking – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$183,255	191,128	(7,873)	(4)%	$183,159	191,800	(8,641)	(5)%
Commercial real estate	91,963	100,523	(8,560)	(9)	94,913	100,810	(5,897)	(6)
Total loans	$275,218	291,651	(16,433)	(6)	$278,072	292,610	(14,538)	(5)
Loans by Line of Business:
Banking	$86,548	94,010	(7,462)	(8)	$87,854	96,148	(8,294)	(9)
Commercial Real Estate	124,056	135,639	(11,583)	(9)	127,943	136,302	(8,359)	(6)
Markets	64,614	62,002	2,612	4	62,275	60,160	2,115	4
Total loans	$275,218	291,651	(16,433)	(6)	$278,072	292,610	(14,538)	(5)
Trading-related assets:
Trading account securities	$140,501	122,376	18,125	15	$132,678	117,858	14,820	13
Reverse repurchase agreements/securities borrowed	74,041	62,284	11,757	19	67,289	60,105	7,184	12
Derivative assets	19,668	19,760	(92)	—	18,422	18,410	12	—
Total trading-related assets	$234,210	204,420	29,790	15	$218,389	196,373	22,016	11
Total assets	574,697	559,647	15,050	3	561,280	552,888	8,392	2
Total deposits	194,315	157,212	37,103	24	188,399	158,337	30,062	19
Allocated capital	44,000	44,000	—	—	44,000	44,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$183,341	190,547	(7,206)	(4)
Commercial real estate	90,382	99,783	(9,401)	(9)
Total loans	$273,723	290,330	(16,607)	(6)
Loans by Line of Business:
Banking	$88,221	93,723	(5,502)	(6)
Commercial Real Estate	121,238	133,939	(12,701)	(9)
Markets	64,264	62,668	1,596	3
Total loans	$273,723	290,330	(16,607)	(6)
Trading-related assets:
Trading account securities	$144,148	120,547	23,601	20
Reverse repurchase agreements/securities borrowed	83,562	64,240	19,322	30
Derivative assets	17,906	21,231	(3,325)	(16)
Total trading-related assets	$245,616	206,018	39,598	19
Total assets	583,144	557,642	25,502	5
Total deposits	199,700	162,776	36,924	23
Third quarter and first nine months of 2024 vs. third quarter and first nine months of 2023
Total loans (average and period-end) decreased driven by lower commercial real estate loan origination volumes reflecting decreased demand.
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
Table 6g: Wealth and Investment Management

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income Statement
Net interest income	$842	1,007	(165)	(16)%	$2,617	3,060	(443)	(14)%
Noninterest income:
Investment advisory and other asset-based fees	2,406	2,164	242	11	7,030	6,335	695	11
Commissions and brokerage services fees	548	492	56	11	1,614	1,527	87	6
Other	82	39	43	110	217	109	108	99
Total noninterest income	3,036	2,695	341	13	8,861	7,971	890	11
Total revenue	3,878	3,702	176	5	11,478	11,031	447	4
Net charge-offs	(5)	1	(6)	NM	(1)	(1)	—	—
Change in the allowance for credit losses	21	(11)	32	291	6	26	(20)	(77)
Provision for credit losses	16	(10)	26	260	5	25	(20)	(80)
Noninterest expense	3,154	3,006	148	5	9,577	9,041	536	6
Income before income tax expense	708	706	2	—	1,896	1,965	(69)	(4)
Income tax expense	179	177	2	1	502	492	10	2
Net income	$529	529	—	—	$1,394	1,473	(79)	(5)

Selected Metrics
Return on allocated capital	31.5%	32.8			27.7%	30.8
Efficiency ratio	81	81			83	82
Client assets ($ in billions, period-end):
Advisory assets	$993	825	168	20
Other brokerage assets and deposits	1,301	1,123	178	16
Total client assets	$2,294	1,948	346	18

Selected Balance Sheet Data (average)
Total loans	$82,797	82,195	602	1	$82,815	82,948	(133)	—
Total deposits	107,991	107,500	491	—	104,117	115,418	(11,301)	(10)
Allocated capital	6,500	6,250	250	4	6,500	6,250	250	4

Selected Balance Sheet Data (period-end)
Total loans	$83,023	82,331	692	1
Total deposits	112,472	103,255	9,217	9
NM- Not meaningful
Third quarter 2024 vs. third quarter 2023
Revenue increased driven by:
•higher investment advisory and other asset-based fees driven by higher asset-based fees reflecting higher market valuations; and
•higher commissions and brokerage services fees driven by higher brokerage transaction activity;
partially offset by:
•lower net interest income driven by higher deposit costs reflecting increased pricing on sweep deposits in advisory brokerage accounts and customers reallocating cash into higher yielding alternatives.

Noninterest expense increased reflecting:
•higher personnel expense driven by higher revenue-related compensation;
partially offset by:
•lower operating costs; and
•the impact of efficiency initiatives.
Total deposits (period-end) increased predominantly driven by higher balances in our retail brokerage business.

First nine months of 2024 vs. first nine months of 2023
Revenue increased driven by:
•higher investment advisory and other asset-based fees driven by higher asset-based fees reflecting higher market valuations; and
•higher commissions and brokerage services fees driven by higher brokerage transaction activity;
partially offset by:
•lower net interest income driven by lower deposit balances, customers reallocating cash into higher yielding alternatives, and higher deposit costs reflecting increased pricing on sweep deposits in advisory brokerage accounts.

Wells Fargo & Company	21

Earnings Performance (continued)
Noninterest expense increased reflecting:
•higher personnel expense driven by higher revenue-related compensation; and
•higher operating losses;
partially offset by:
•the impact of efficiency initiatives; and
•lower operating costs.

Total deposits (average) decreased driven by customer migration to higher yielding alternatives.
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
For the third quarter of both 2024 and 2023, the average fee rate by account type ranged from 50 to 120 basis points.
Table 6h: WIM Advisory Assets

	Quarter ended					Nine months ended
(in billions)	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period	Balance, beginning of period	Inflows (1)	Outflows (2)	Market impact (3)	Balance, end of period
September 30, 2024
Client-directed (4)	$196.4	9.2	(10.7)	9.1	204.0	$185.3	27.2	(31.1)	22.6	204.0
Financial advisor-directed (5)	291.1	12.6	(12.8)	17.8	308.7	264.6	37.6	(35.3)	41.8	308.7
Separate accounts (6)	210.4	9.2	(8.0)	14.0	225.6	198.4	24.9	(23.9)	26.2	225.6
Mutual fund advisory (7)	85.7	2.0	(3.6)	4.6	88.7	83.3	6.4	(10.2)	9.2	88.7
Total Wells Fargo Advisors	$783.6	33.0	(35.1)	45.5	827.0	$731.6	96.1	(100.5)	99.8	827.0
The Private Bank (8)	161.5	6.7	(8.0)	6.1	166.3	159.5	18.3	(25.6)	14.1	166.3
Total WIM advisory assets	$945.1	39.7	(43.1)	51.6	993.3	$891.1	114.4	(126.1)	113.9	993.3
September 30, 2023
Client-directed (4)	$177.4	8.2	(8.3)	(5.3)	172.0	$165.2	24.6	(25.8)	8.0	172.0
Financial advisor-directed (5)	243.7	10.0	(9.4)	(4.2)	240.1	222.9	28.9	(28.7)	17.0	240.1
Separate accounts (6)	188.5	5.9	(6.1)	(5.7)	182.6	176.5	17.6	(19.0)	7.5	182.6
Mutual fund advisory (7)	81.9	1.9	(3.0)	(2.4)	78.4	78.6	5.7	(9.2)	3.3	78.4
Total Wells Fargo Advisors	$691.5	26.0	(26.8)	(17.6)	673.1	$643.2	76.8	(82.7)	35.8	673.1
The Private Bank (8)	158.0	5.8	(8.0)	(4.1)	151.7	153.6	19.2	(26.2)	5.1	151.7
Total WIM advisory assets	$849.5	31.8	(34.8)	(21.7)	824.8	$796.8	96.0	(108.9)	40.9	824.8
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
Table 6i: Corporate – Income Statement

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income Statement
Net interest income	$(415)	(269)	(146)	(54)%	$(527)	(344)	(183)	(53)%
Noninterest income	78	21	57	271	761	147	614	418
Total revenue	(337)	(248)	(89)	(36)	234	(197)	431	219
Net charge-offs	(1)	(1)	—	—	(4)	(5)	1	20
Change in the allowance for credit losses	9	64	(55)	(86)	15	44	(29)	(66)
Provision for credit losses	8	63	(55)	(87)	11	39	(28)	(72)
Noninterest expense	580	469	111	24	2,378	1,346	1,032	77
Loss before income tax benefit	(925)	(780)	(145)	(19)	(2,155)	(1,582)	(573)	(36)
Income tax benefit	(330)	(641)	311	49	(804)	(1,016)	212	21
Less: Net loss from noncontrolling interests (1)	54	(34)	88	259	51	(186)	237	127
Net income (loss)	$(649)	(105)	(544)	NM	$(1,402)	(380)	(1,022)	NM
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests associated with our venture capital investments.
Third quarter 2024 vs. third quarter 2023
Revenue decreased driven by:
•higher net losses from debt securities related to a repositioning of our investment securities portfolio;
partially offset by:
•higher net gains from equity securities reflecting higher realized gains on equity securities from our venture capital investments.

Noninterest expense increased driven by higher operating losses due to higher expense for customer remediation activities.

First nine months of 2024 vs. first nine months of 2023

Revenue increased driven by:
•higher net gains from equity securities reflecting lower impairment of equity securities and higher realized gains on equity securities from our venture capital investments;
partially offset by:
•higher net losses from debt securities related to a repositioning of our investment securities portfolio.

Noninterest expense increased due to:
•higher operating losses due to higher expense for customer remediation activities; and
•an additional expense of $273 million for the estimated FDIC special assessment.

Corporate includes our rail car leasing business, which had long-lived operating lease assets, net of accumulated depreciation, of $4.5 billion and $4.6 billion at September 30, 2024, and December 31, 2023, respectively. We may incur impairment charges based on changing economic and market conditions affecting the long-term demand and utility of specific types of rail cars. For additional information, see the “Earnings Performance – Operating Segment Results – Corporate” section in our 2023 Form 10-K.

Wells Fargo & Company	23

Earnings Performance (continued)
Table 6j: Corporate – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selected Balance Sheet Data (average)
Cash and due from banks, and interest-earning deposits with banks	$189,435	164,900	24,535	15%	$201,243	138,449	62,794	45%
Available-for-sale debt securities	147,093	119,745	27,348	23	133,951	126,304	7,647	6
Held-to-maturity debt securities	242,621	266,012	(23,391)	(9)	250,242	269,885	(19,643)	(7)
Equity securities	15,216	15,784	(568)	(4)	15,580	15,544	36	—
Total loans	6,509	9,386	(2,877)	(31)	7,620	9,252	(1,632)	(18)
Total assets	648,930	623,339	25,591	4	656,289	610,047	46,242	8
Total deposits	92,662	113,978	(21,316)	(19)	107,691	86,707	20,984	24

Selected Balance Sheet Data (period-end)
Cash and due from banks, and interest-earning deposits with banks	$161,402	194,653	(33,251)	(17)
Available-for-sale debt securities	157,042	115,005	42,037	37
Held-to-maturity debt securities	240,174	264,248	(24,074)	(9)
Equity securities	14,861	15,496	(635)	(4)
Total loans	6,221	9,036	(2,815)	(31)
Total assets	642,618	641,455	1,163	—
Total deposits	83,323	128,714	(45,391)	(35)

Third quarter 2024 vs. third quarter 2023
Total assets (average) increased reflecting an increase in cash and due from banks, and interest-earning deposits with banks that are managed by corporate treasury.

Total deposits (average and period-end) decreased driven by maturities of certificates of deposits (CDs) issued by corporate treasury.
First nine months of 2024 vs. first nine months of 2023
Total assets (average) increased reflecting an increase in cash and due from banks, and interest-earning deposits with banks that are managed by corporate treasury.

Total deposits (average) increased driven by issuances of CDs by corporate treasury.

24	Wells Fargo & Company

Balance Sheet Analysis
At September 30, 2024, our assets totaled $1.92 trillion, down $10.3 billion from December 31, 2023.
The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 7: Available-for-Sale and Held-to-Maturity Debt Securities

	September 30, 2024				December 31, 2023
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$169,475	(3,471)	166,004	6.2	$137,155	(6,707)	130,448	4.7
Held-to-maturity (3)	243,151	(31,435)	211,716	8.1	262,708	(35,392)	227,316	7.6
Total	$412,626	(34,906)	377,720	n/a	$399,863	(42,099)	357,764	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $20 million and $1 million related to available-for-sale debt securities and $89 million and $93 million related to held-to-maturity debt securities at September 30, 2024, and December 31, 2023, respectively.
(2)Available-for-sale debt securities are carried on our consolidated balance sheet at fair value.
(3)Held-to-maturity debt securities are carried on our consolidated balance sheet at amortized cost, net of the allowance for credit losses.
Table 7 presents a summary of our portfolio of investments in available-for-sale (AFS) and held-to-maturity (HTM) debt securities. See Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type, contractual maturities and weighted average yields. See also the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in our 2023 Form 10-K for additional information on our investment management objectives and practices and the “Risk Management – Asset/Liability Management” section in this Report for information on liquidity and interest rate risk.
The amortized cost, net of the allowance for credit losses, of the total AFS and HTM debt securities portfolio increased from December 31, 2023. Purchases of AFS debt securities were partially offset by paydowns and maturities of AFS and HTM debt securities, as well as sales of AFS debt securities.
The total net unrealized losses on AFS and HTM debt securities decreased from December 31, 2023, due to changes in interest rates and the realization of losses related to a repositioning of our AFS debt securities portfolio. The repositioning included the sale of approximately $16 billion of AFS debt securities and reinvestment of the proceeds into AFS debt securities with higher yields.
At September 30, 2024, 99% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades.

Wells Fargo & Company	25

Balance Sheet Analysis (continued)

Loan Portfolios
Table 8 provides a summary of total outstanding loans by portfolio segment. Commercial loans decreased from December 31, 2023, due to decreases in both the commercial and industrial and commercial real estate loan portfolios as paydowns exceeded originations and advances. Consumer loans decreased from December 31, 2023, driven by decreases in the residential mortgage and auto loan portfolios as paydowns exceeded originations, partially offset by an increase in credit card loans due to higher point of sale volume driven by new account growth.
Table 8: Loan Portfolios

($ in millions)	Sep 30, 2024	Dec 31, 2023	$ Change	% Change
Commercial	$530,642	547,427	(16,785)	(3)%
Consumer	379,069	389,255	(10,186)	(3)
Total loans	$909,711	936,682	(26,971)	(3)
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

Deposits
Deposits decreased from December 31, 2023, reflecting:
•lower time deposits driven by maturities of CDs issued by corporate treasury;
partially offset by:
•growth in commercial deposits.

Table 9 provides additional information regarding deposit balances. Certain deposit balances, including noninterest-bearing and interest-bearing demand deposits, were impacted by efforts to align legacy products with current deposit product offerings. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report. Our average deposit cost in third quarter 2024 increased to 1.91%, compared with 1.58% in fourth quarter 2023.
Table 9: Deposits

($ in millions)	Sep 30, 2024	% of total deposits	Dec 31, 2023	% of total deposits	$ Change	% Change
Noninterest-bearing demand deposits	$370,005	28%	$360,279	26%	$9,726	3%
Interest-bearing demand deposits	446,492	33	436,908	32	9,584	2
Savings deposits	355,446	26	349,181	26	6,265	2
Time deposits	158,387	12	187,989	14	(29,602)	(16)
Interest-bearing deposits in non-U.S. offices	19,316	1	23,816	2	(4,500)	(19)
Total deposits	$1,349,646	100%	$1,358,173	100%	$(8,527)	(1)

26	Wells Fargo & Company

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

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Sep 30, 2024	Dec 31, 2023
Commercial and industrial	$372,750	380,388
Commercial real estate	141,410	150,616
Lease financing	16,482	16,423
Total commercial	530,642	547,427
Residential mortgage	252,676	260,724
Credit card	55,046	52,230
Auto	42,815	47,762
Other consumer	28,532	28,539
Total consumer	379,069	389,255
Total loans	$909,711	936,682
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
Credit Quality Overview  Table 11 provides credit quality trends.
Table 11: Credit Quality Overview

($ in millions)	Sep 30, 2024	Dec 31, 2023
Nonaccrual loans
Commercial loans	$4,952	4,914
Consumer loans	3,220	3,342
Total nonaccrual loans	$8,172	8,256
Nonaccrual loans as a % of total loans	0.90%	0.88

Allowance for credit losses (ACL) for loans	$14,739	15,088
ACL for loans as a % of total loans	1.62%	1.61

	Quarter ended September 30,
	2024	2023
Net loan charge-offs as a % of:
Average commercial loans	0.24%	0.13
Average consumer loans	0.83	0.67

	Nine months ended September 30,
	2024	2023
Average commercial loans	0.28%	0.11
Average consumer loans	0.85	0.60
Additional information on our loan portfolios and our credit quality trends follows.

28	Wells Fargo & Company

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
Generally, the primary source of repayment for our commercial and industrial loans and lease financing portfolio is the operating cash flows of customers, with the collateral securing this portfolio representing a secondary source of repayment. The majority of this portfolio is secured by short-term assets, such as accounts receivable, inventory, and debt securities, as well as long-lived assets, such as equipment and other business assets.
We had $17.9 billion of the commercial and industrial loans and lease financing portfolio internally classified as criticized in accordance with regulatory guidance at September 30, 2024, compared with $14.6 billion at December 31, 2023. The increase was driven by the entertainment and recreation; equipment, machinery, and parts manufacturing; auto related; agribusiness; and technology, telecom and media industries.
The portfolio decreased at September 30, 2024, compared with December 31, 2023, as a result of paydowns and decreased loan draws. Table 12 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry

	September 30, 2024				December 31, 2023
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Financials except banks	$53	146,597	16%	$240,418	9	146,635	16%	$234,513
Technology, telecom and media	155	23,907	3	60,300	60	25,460	3	59,216
Real estate and construction	91	25,082	3	53,248	55	24,987	3	54,345
Equipment, machinery and parts manufacturing	33	25,931	3	49,762	37	24,785	3	48,265
Retail	50	19,964	2	45,313	72	19,596	2	48,829
Materials and commodities	31	14,019	2	36,518	112	14,235	2	37,758
Food and beverage manufacturing	16	16,501	2	35,207	15	16,047	2	33,957
Auto related	9	16,741	2	30,944	8	15,203	2	28,795
Oil, gas and pipelines	3	10,042	1	30,129	2	10,730	1	32,544
Health care and pharmaceuticals	28	14,394	2	29,669	26	14,863	2	30,386
Commercial services	35	10,774	1	27,501	37	11,095	1	26,025
Utilities	1	6,518	*	24,169	1	8,325	*	25,710
Diversified or miscellaneous	62	8,857	*	22,268	67	8,284	*	22,877
Entertainment and recreation	24	12,227	1	18,940	18	13,968	1	20,250
Insurance and fiduciaries	2	5,154	*	16,314	1	4,715	*	15,724
Transportation services	168	9,230	1	15,907	134	9,277	*	16,750
Government and education	42	5,291	*	11,371	26	5,603	*	11,552
Agribusiness	14	6,115	*	11,209	31	6,466	*	12,080
Banks	1	8,620	*	9,663	—	11,820	1	12,981
Other (2)	19	3,268	*	10,921	15	4,717	*	12,297
Total	$837	389,232	43%	$779,771	726	396,811	42%	$784,854
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit and discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)No other single industry had total loans in excess of $3.2 billion and $3.0 billion at September 30, 2024, and December 31, 2023, respectively.

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
Table 12a: Financials Except Banks Industry Category

	September 30, 2024				December 31, 2023
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Asset managers and funds (2)	$—	56,897	6%	$100,741	—	51,842	6%	$98,074
Commercial finance (3)	2	48,934	6	80,269	2	52,007	6	78,369
Consumer finance (4)	34	19,447	2	34,852	—	20,308	2	33,547
Real estate finance (5)	17	21,319	2	24,556	7	22,478	2	24,523
Total	$53	146,597	16%	$240,418	9	146,635	16%	$234,513
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
(3)Includes asset-based lending and leasing, including loans to special purpose entities, loans to commercial leasing entities, structured lending facilities to commercial loan managers, and also includes collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $4.7 billion and $7.6 billion at September 30, 2024, and December 31, 2023, respectively.
(4)Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
(5)Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.
Our commercial and industrial loans and lease financing portfolio included non-U.S. loans of $64.0 billion and $72.9 billion at September 30, 2024, and December 31, 2023, respectively. Significant industry concentrations of non-U.S. loans at September 30, 2024, and December 31, 2023, respectively, included:
•$36.1 billion and $40.5 billion in the financials except banks industry;
•$8.3 billion and $11.4 billion in the banks industry; and
•$2.0 billion in the oil, gas and pipelines industry for both periods.

30	Wells Fargo & Company

COMMERCIAL REAL ESTATE (CRE)  Our CRE loan portfolio is composed of CRE mortgage and CRE construction loans. The total CRE loan portfolio decreased $9.2 billion from December 31, 2023, as paydowns exceeded originations and advances. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida, and Texas, which represented a combined 48% of the total CRE portfolio. The largest property type concentrations are apartments at 29% and office at 21% of the portfolio. Unfunded credit commitments at September 30, 2024, and December 31, 2023, were $5.8 billion and $7.7 billion, respectively, for CRE mortgage loans and $8.4 billion and $13.2 billion, respectively, for CRE construction loans.
We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. We had
$18.6 billion of CRE mortgage loans classified as criticized at September 30, 2024, compared with $17.5 billion at December 31, 2023. We had $1.1 billion of CRE construction loans classified as criticized at September 30, 2024, compared with $830 million at December 31, 2023. The increase in criticized CRE loans was primarily driven by the apartments property type, partially offset by the institutional property type.
We continue to closely monitor the credit quality of the office property type given weakened demand for office space. Loans in California and New York represented approximately 40% of the office property type at both September 30, 2024, and December 31, 2023.
Table 13 provides our CRE loans by state and property type.

Table 13: CRE Loans by State and Property Type

					September 30, 2024				December 31, 2023
	Real estate mortgage		Real estate construction		Total commercial real estate				Total commercial real estate
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Loans as % of total loans	Total commitments (1)	Loans outstanding balance	Total commitments (1)
By state:
California	$1,170	25,791	13	3,144	1,183	28,935	3%	$31,911	31,619	35,629
New York	569	13,869	—	2,633	569	16,502	2	17,497	16,575	17,930
Florida	137	8,873	—	2,688	137	11,561	1	13,045	12,492	14,577
Texas	274	9,273	—	1,403	274	10,676	1	11,870	12,033	14,224
Georgia	253	4,877	—	1,051	253	5,928	*	6,294	6,105	6,804
Arizona	9	4,929	—	607	9	5,536	*	6,184	5,182	5,806
North Carolina	65	3,751	—	1,167	65	4,918	*	5,401	5,397	6,408
Washington	186	4,010	—	798	186	4,808	*	5,356	5,247	5,994
New Jersey	64	2,751	—	1,770	64	4,521	*	4,872	4,364	5,130
Virginia	149	3,349	—	841	149	4,190	*	4,634	4,372	4,983
Other (2)	1,224	37,303	2	6,532	1,226	43,835	5	48,546	47,230	53,982
Total	$4,100	118,776	15	22,634	4,115	141,410	16%	$155,610	150,616	171,467
By property:
Apartments	$27	29,374	—	11,975	27	41,349	5%	$47,382	42,585	51,749
Office	3,516	25,946	13	3,050	3,529	28,996	3	30,563	31,526	34,295
Industrial/warehouse	52	21,147	—	3,456	52	24,603	3	26,816	25,413	28,493
Retail (excl shopping center)	92	11,303	2	73	94	11,376	1	12,125	11,670	12,338
Hotel/motel	213	10,682	—	783	213	11,465	1	11,885	12,725	13,612
Shopping center	164	8,311	—	274	164	8,585	*	9,117	8,745	9,356
Institutional	13	4,245	—	1,148	13	5,393	*	5,812	5,986	6,568
Mixed use properties	18	2,492	—	83	18	2,575	*	2,737	3,511	3,763
1-4 family structure	—	—	—	1,190	—	1,190	*	2,442	1,195	2,691
Storage facility	—	2,038	—	159	—	2,197	*	2,363	2,782	3,002
Other	5	3,238	—	443	5	3,681	*	4,368	4,478	5,600
Total	$4,100	118,776	15	22,634	4,115	141,410	16%	$155,610	150,616	171,467
*    Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes 40 states and non-U.S. loans. No state in Other had loans in excess of $4.0 billion and $4.4 billion at September 30, 2024, and December 31, 2023, respectively. Non-U.S. loans were $6.0 billion and $6.9 billion at September 30, 2024, and December 31, 2023, respectively.

Wells Fargo & Company	31

Risk Management – Credit Risk Management (continued)

NON-U.S. LOANS Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At September 30, 2024, non-U.S. loans totaled $70.1 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $80.0 billion, or approximately 9% of our total consolidated loans outstanding, at December 31, 2023. Non-U.S. loans were approximately 4% of our total consolidated assets at both September 30, 2024, and December 31, 2023.

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
Our largest single country exposure outside the U.S. at September 30, 2024, was the United Kingdom, which totaled
$31.2 billion, or approximately 2% of our total assets, of which $6.0 billion were sovereign exposures and included deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.
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
Table 14: Select Country Exposures

	September 30, 2024
	Lending and deposits with banks (1)		Securities		Derivatives and other		Total exposure
(in millions)	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign	Sovereign	Non-sovereign (2)	Total
Top 20 country exposures:
United Kingdom	$5,951	21,167	—	24	8	4,057	5,959	25,248	31,207
Canada	8	15,124	803	337	192	720	1,003	16,181	17,184
Japan	8,548	891	694	268	—	82	9,242	1,241	10,483
Luxembourg	—	8,518	2	293	—	301	2	9,112	9,114
Cayman Islands	—	8,177	—	—	—	203	—	8,380	8,380
Ireland	—	5,320	—	178	—	180	—	5,678	5,678
France	11	4,030	3	39	29	73	43	4,142	4,185
Germany	—	3,465	(31)	418	—	198	(31)	4,081	4,050
Bermuda	—	3,691	—	20	—	58	—	3,769	3,769
Guernsey	—	2,646	—	—	—	11	—	2,657	2,657
Netherlands	—	2,239	—	94	—	113	—	2,446	2,446
Switzerland	—	1,889	—	60	—	443	—	2,392	2,392
Chile	—	1,587	—	16	1	2	1	1,605	1,606
South Korea	—	1,170	(26)	436	4	1	(22)	1,607	1,585
China	40	864	(145)	553	78	46	(27)	1,463	1,436
Hong Kong	—	406	(9)	922	1	4	(8)	1,332	1,324
Jersey	—	966	—	169	—	147	—	1,282	1,282
Australia	—	985	—	82	—	206	—	1,273	1,273
Spain	—	773	—	13	—	303	—	1,089	1,089
Brazil	—	929	—	31	5	2	5	962	967
Total top 20 country exposures	$14,558	84,837	1,291	3,953	318	7,150	16,167	95,940	112,107
(1)Includes sovereign and non-sovereign deposits with banks of $14.5 billion and $3.5 billion, respectively.
(2)Total non-sovereign exposure consisted of $47.6 billion exposure to financial institutions and $48.3 billion to non-financial corporations at September 30, 2024.

32	Wells Fargo & Company

RESIDENTIAL MORTGAGE LOANS Our residential mortgage loan portfolio is composed of 1–4 family first and junior lien mortgage loans. Residential mortgage – first lien loans represented 96% of the total residential mortgage loan portfolio at both September 30, 2024, and December 31, 2023.
The residential mortgage loan portfolio includes loans with adjustable-rate features. We monitor the risk of default as a result of interest rate increases on adjustable-rate mortgage (ARM) loans, which may be mitigated by product features that limit the amount of the increase in the contractual interest rate. The default risk of these loans is considered in our ACL for loans. ARM loans totaled $66.3 billion, or 7% of total loans, at September 30, 2024, compared with $66.7 billion, or 7% of total loans, at December 31, 2023, with an initial reset date in 2026 or later for the majority of this portfolio at September 30, 2024. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.
The residential mortgage – junior lien portfolio consists of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. These lines and loans may have draw periods, interest-only payments, balloon payments, adjustable rates and similar features. The outstanding balance of residential mortgage lines of credit was $13.1 billion at September 30, 2024, compared with $15.0 billion at December 31, 2023. The unfunded credit commitments for these lines of credit totaled $24.2 billion at September 30, 2024, compared with $28.6 billion at December 31, 2023. For additional information on our residential mortgage loan portfolio, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2023 Form 10-K.
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

Residential Mortgage – First Lien Portfolio Our residential mortgage – first lien portfolio decreased $6.6 billion from
December 31, 2023, due to loan paydowns, partially offset by originations.
Table 15 shows certain delinquency and loss information for the residential mortgage – first lien portfolio and lists the top five states by outstanding balance.
Table 15: Residential Mortgage – First Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
California (2)	$108,384	109,972	11.91%	11.74	0.41	0.36	(0.01)	0.03
New York	30,890	31,322	3.40	3.34	0.79	0.79	(0.03)	0.02
Washington	10,624	10,672	1.17	1.14	0.21	0.29	—	—
New Jersey	9,905	10,161	1.09	1.08	1.11	1.13	(0.02)	(0.03)
Florida	9,525	10,065	1.05	1.07	1.17	1.11	(0.04)	(0.06)
Other (3)	66,581	69,893	7.32	7.46	0.91	0.82	(0.04)	0.02
Total	235,909	242,085	25.94	25.83	0.65	0.61	(0.02)	0.02
Government insured/guaranteed loans (4)	7,136	7,568	0.78	0.81
Total first lien mortgage portfolio	$243,045	249,653	26.72%	26.64
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Our residential mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans.
(3)Consists of 45 states; no state in Other had loans in excess of $7.0 billion and $7.4 billion at September 30, 2024, and December 31, 2023, respectively.
(4)Represents loans, substantially all of which were purchased from Government National Mortgage Association (GNMA) loan securitization pools, where the repayment of the loans is insured or guaranteed by U.S. government agencies, such as the Federal Housing Administration (FHA) or the Department of Veterans Affairs (VA). For additional information on GNMA loan securitization pools, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in this Report.

Wells Fargo & Company	33

Risk Management – Credit Risk Management (continued)

Residential Mortgage – Junior Lien Portfolio Our residential mortgage – junior lien portfolio decreased $1.4 billion from December 31, 2023, driven by loan paydowns.
Table 16 shows certain delinquency and loss information for the residential mortgage – junior lien portfolio and lists the top five states by outstanding balance.
Table 16: Residential Mortgage – Junior Lien Portfolio Performance

	Outstanding balance		% of total loans		% of loans 30 days or more past due		Net loan charge-off rate quarter ended (1)
($ in millions)	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
California	$2,811	3,101	0.31%	0.33	1.76	1.65	(0.27)	(0.16)
New Jersey	955	1,114	0.10	0.12	2.66	2.81	(0.37)	(0.25)
Florida	765	924	0.08	0.10	2.05	2.42	(0.59)	(0.71)
New York	573	661	0.06	0.07	2.93	3.26	0.17	0.14
Pennsylvania	570	673	0.06	0.07	2.22	2.70	(0.24)	(0.08)
Other (2)	3,957	4,598	0.43	0.49	2.09	2.05	(0.66)	(0.31)
Total junior lien mortgage portfolio	$9,631	11,071	1.04%	1.18	2.10	2.16	(0.44)	(0.26)
(1)Quarterly net charge-offs as a percentage of average respective loans are annualized.
(2)Consists of 45 states; no state in Other had loans in excess of $550 million and $640 million at September 30, 2024, and December 31, 2023, respectively.
CREDIT CARD, AUTO, AND OTHER CONSUMER LOANS Table 17 shows the outstanding balance of our credit card, auto, and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 17: Credit Card, Auto, and Other Consumer Loans

	September 30, 2024		December 31, 2023
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$55,046	6.05%	$52,230	5.58%
Auto	42,815	4.71	47,762	5.10
Other consumer (1)	28,532	3.14	28,539	3.05
Total	$126,393	13.90%	$128,531	13.73%
(1)Includes $20.3 billion and $18.3 billion at September 30, 2024, and December 31, 2023, respectively, of securities-based loans originated by the WIM operating segment.
Credit Card  The increase in the outstanding balance at September 30, 2024, compared with December 31, 2023, was due to higher point of sale volume driven by new account growth.
Auto  The decrease in the outstanding balance at September 30, 2024, compared with December 31, 2023, was due to paydowns exceeding originations reflecting our actions related to credit tightening.
Other Consumer  The outstanding balance at September 30, 2024, was stable compared with December 31, 2023.

34	Wells Fargo & Company

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant
Accounting Policies) to Financial Statements in our 2023 Form 10-K. Table 18 summarizes nonperforming assets.

Table 18: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Sep 30, 2024	Dec 31, 2023
Nonaccrual loans:
Commercial and industrial	$743	662
Commercial real estate	4,115	4,188
Lease financing	94	64
Total commercial	4,952	4,914
Residential mortgage (1)	3,086	3,192
Auto	99	115
Other consumer	35	35
Total consumer	3,220	3,342
Total nonaccrual loans	$8,172	8,256
As a percentage of total loans	0.90%	0.88
Foreclosed assets:
Government insured/guaranteed (2)	$2	12
Non-government insured/guaranteed	210	175
Total foreclosed assets	212	187
Total nonperforming assets	$8,384	8,443
As a percentage of total loans	0.92%	0.90
(1)Residential mortgage loans are not placed on nonaccrual status when they are insured or guaranteed by U.S. government agencies, such as the FHA or the VA.
(2)Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were insured or guaranteed by U.S. government agencies. Receivables related to the foreclosure of certain government guaranteed real estate mortgage loans are excluded from this table and included in accounts receivable in other assets. For additional information on the classification of certain government-guaranteed mortgage loans upon foreclosure, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2023 Form 10-K.
Total nonaccrual loans decreased $84 million from December 31, 2023, driven by a decrease in residential mortgage nonaccrual loans, partially offset by an increase in commercial and industrial nonaccrual loans.
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
Table 19: Analysis of Changes in Nonaccrual Loans

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Commercial nonaccrual loans
Balance, beginning of period	$5,161	3,429	$4,914	1,823
Inflows	953	2,001	3,492	4,808
Outflows:
Returned to accruing	(233)	(87)	(752)	(294)
Foreclosures	—	(48)	(58)	(48)
Charge-offs	(339)	(208)	(1,192)	(538)
Payments, sales and other	(590)	(501)	(1,452)	(1,165)
Total outflows	(1,162)	(844)	(3,454)	(2,045)
Balance, end of period	4,952	4,586	4,952	4,586
Consumer nonaccrual loans
Balance, beginning of period	3,273	3,457	3,342	3,803
Inflows	299	326	962	1,009
Outflows:
Returned to accruing	(135)	(131)	(456)	(589)
Foreclosures	(21)	(26)	(63)	(77)
Charge-offs	(15)	(40)	(66)	(122)
Payments, sales and other	(181)	(170)	(499)	(608)
Total outflows	(352)	(367)	(1,084)	(1,396)
Balance, end of period	3,220	3,416	3,220	3,416
Total nonaccrual loans	$8,172	8,002	$8,172	8,002
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at September 30, 2024:
•98% of total commercial nonaccrual loans were secured, predominantly by real estate.
•62% of total commercial nonaccrual loans were current on interest and 54% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans were secured, of which 96% were secured by real estate and 98% had an LTV ratio of 80% or less.
•$453 million of the $575 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

Table 20 provides a summary of foreclosed assets and an analysis of changes in foreclosed assets.

Table 20: Foreclosed Assets

(in millions)			Sep 30, 2024	Dec 31, 2023
Summary by loan segment
Government insured/guaranteed			$2	12
Commercial			177	135
Consumer			33	40
Total foreclosed assets			$212	187
(in millions)	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Analysis of changes in foreclosed assets
Balance, beginning of period	$216	133	$187	137
Net change in government insured/guaranteed (1)	—	(2)	(10)	(8)
Additions to foreclosed assets (2)	104	175	367	433
Reductions from sales and write-downs	(108)	(129)	(332)	(385)
Balance, end of period	$212	177	$212	177
(1)Foreclosed government insured/guaranteed loans are temporarily transferred to and held by us as servicer, until reimbursement is received from the FHA or the VA.
(2)Includes loans moved into foreclosed assets from nonaccrual status and repossessed autos.

36	Wells Fargo & Company

NET CHARGE-OFFS Table 21 presents net loan charge-offs.

Table 21: Net Loan Charge-offs

	Quarter ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
($ in millions)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Commercial and industrial	$129	0.14%	$93	0.10%	$465	0.17%	$255	0.09%
Commercial real estate	184	0.51	93	0.24	642	0.59	189	0.16
Lease financing	10	0.25	2	0.07	25	0.19	7	0.06
Total commercial	323	0.24	188	0.13	1,132	0.28	451	0.11
Residential mortgage	(23)	(0.04)	(4)	(0.01)	(55)	(0.03)	(27)	(0.01)
Credit card	601	4.38	420	3.41	1,827	4.61	1,160	3.29
Auto	83	0.76	138	1.07	274	0.81	348	0.90
Other consumer	127	1.82	108	1.55	383	1.82	286	1.36
Total consumer	788	0.83	662	0.67	2,429	0.85	1,767	0.60
Total	$1,111	0.49%	$850	0.36%	$3,561	0.52%	$2,218	0.31%
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
The increase in commercial net loan charge-offs in third quarter 2024, compared with the same period a year ago, was primarily due to higher losses in our commercial real estate portfolio driven by the office property type.
The increase in consumer net loan charge-offs in third quarter 2024, compared with the same period a year ago, was due to higher losses in our credit card portfolio driven by higher loan balances, partially offset by lower losses in our auto portfolio.

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
Table 22 presents the allocation of the ACL for loans by loan portfolio segment and class.

Wells Fargo & Company	37

Risk Management – Credit Risk Management (continued)

Table 22: Allocation of the ACL for Loans

	Sep 30, 2024			Dec 31, 2023
($ in millions)	ACL	ACL as % of loan class	Loans as % of total loans	ACL	ACL as % of loan class	Loans as % of total loans
Commercial and industrial	$4,230	1.13%	41	$4,272	1.12%	40
Commercial real estate	3,653	2.58	16	3,939	2.62	16
Lease financing	209	1.27	2	201	1.22	2
Total commercial	8,092	1.52	59	8,412	1.54	58
Residential mortgage (1)	542	0.21	28	652	0.25	28
Credit card	4,704	8.55	6	4,223	8.09	6
Auto	726	1.70	4	1,042	2.18	5
Other consumer	675	2.37	3	759	2.66	3
Total consumer	6,647	1.75	41	6,676	1.72	42
Total	$14,739	1.62%	100	$15,088	1.61%	100
Components:
Allowance for loan losses			$14,330			14,606
Allowance for unfunded credit commitments			409			482
Allowance for credit losses			$14,739			15,088
Ratio of allowance for loan losses to total net loan charge-offs (2)			3.24x			4.21
Ratio of allowance for loan losses to total nonaccrual loans			1.75			1.77
Allowance for loan losses as a percentage of total loans			1.58%			1.56
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
(2)Total net loan charge-offs are annualized for the quarter ended September 30, 2024.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 22 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.
The ACL for loans decreased $349 million, or 2%, from December 31, 2023, reflecting decreases for auto loans, commercial real estate loans, and residential mortgage loans, partially offset by increases for credit card loans. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. We weighted the base scenario and the downside scenarios in our estimate of the ACL for loans at September 30, 2024. The base scenario assumed slowing inflation with slowing economic growth and also reflected a significant decline in commercial real estate prices and increased unemployment rates from historically low levels. The downside scenarios assumed a more substantial economic contraction due to declining property values, high inflation, and lower business and consumer confidence.
Additionally, we consider qualitative factors that represent the risk of limitations inherent in our processes and assumptions such as economic environmental factors, modeling assumptions and performance, and other subjective factors, including industry trends and emerging risk assessments.
The forecasted key economic variables used in our estimate of the ACL for loans at September 30, 2024, and June 30, 2024, are presented in Table 23.

Table 23: Forecasted Key Economic Variables

	4Q 2024	2Q 2025	4Q 2025
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
September 30, 2024	4.4%	4.9	5.7
June 30, 2024	4.4	5.2	5.8

U.S. real GDP (2):
September 30, 2024	0.2	(0.5)	0.3
June 30, 2024	(0.4)	(0.5)	0.9

Home price index (3):
September 30, 2024	1.2	(2.3)	(4.6)
June 30, 2024	(0.4)	(4.0)	(4.6)

Commercial real estate asset prices (3):
September 30, 2024	(2.2)	(8.8)	(10.6)
June 30, 2024	(6.7)	(12.1)	(9.4)
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

We believe the ACL for loans of $14.7 billion at September 30, 2024, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2023 Form 10-K.

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
Loans repurchased from GNMA securitization pools that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. At September 30, 2024, and December 31, 2023, these loans, which we have repurchased or have the unilateral option to repurchase, were $7.5 billion and $7.8 billion, respectively, which included $7.1 billion and $7.4 billion, respectively, in loans held for investment, with the remainder in loans held for sale. See Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report for additional information about our involvement with mortgage loan securitizations.
For additional information about the risks related to our servicing activities, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2023 Form 10-K. For additional information on mortgage banking activities, see Note 6 (Mortgage Banking Activities) to Financial Statements in this Report.

Wells Fargo & Company	39

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
We assess interest rate risk by comparing the earnings outcomes from multiple interest rate scenarios relative to our base scenario. The base scenario is a reference point used by the Company for financial planning purposes. These scenarios may differ in the direction of interest rate changes, the degree and speed of interest rate changes over time, and the projected shape of the yield curve. They also require assumptions regarding drivers of earnings and balance sheet composition such as loan originations, prepayment rates on loans and debt securities, deposit flows and mix, as well as pricing strategies. We periodically assess and enhance our scenarios and assumptions.
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
•The funding forecast in our base scenario incorporates deposit mix changes and market funding levels consistent with the base interest rate trajectory. Our hypothetical scenarios incorporate deposit mix that is the same as in the base scenario. In higher interest rate scenarios, potential customer deposit activity that shifts balances into higher yielding products and/or requires additional market funding could reduce the expected benefit from higher rates. Conversely, in lower interest rate scenarios, a potential shift to a funding mix with lower yielding deposits and/or less market funding could reduce the impact of lower rates on earning assets in these scenarios.
•The interest rate sensitivity of deposits as market interest rates change, referred to as deposit betas, are informed by historical behavior and expectations for near-term pricing strategies. Our actual experience may differ from expectations due to the lag or acceleration of deposit repricing, changes in consumer behavior, and other factors.
Table 24: Net Interest Income Sensitivity Over the Next 12 Months Using Instantaneous Movements

($ in billions)	Sep 30, 2024	Dec 31, 2023
Parallel shift:
+100 bps shift in interest rates	$0.9	1.8
-100 bps shift in interest rates	(1.5)	(2.0)
-200 bps shift in interest rates	(3.1)	(4.3)

Steeper yield curve:
+100 bps shift in long-term interest rates	1.1	1.1
-100 bps shift in short-term interest rates	(0.4)	(1.0)

Flatter yield curve:
+100 bps shift in short-term interest rates	(0.2)	0.7
-100 bps shift in long-term interest rates	(1.1)	(1.1)
The changes in our interest rate sensitivity from December 31, 2023, to September 30, 2024, reflected updates for our expected balance sheet composition. Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income. The realized impact of interest rate changes may vary from our base and hypothetical scenarios for various reasons, including any deposit pricing lags.
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
Our interest rate sensitive noninterest income and expense are impacted by mortgage banking activities that may have

40	Wells Fargo & Company

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
Table 25: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	September 30, 2024				June 30, 2024				September 30, 2023
(in millions)	Period end	Average	Low	High	Period end	Average	Low	High	Period end	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$32	34	25	40	31	29	23	36	35	41	31	52
Interest rate	34	36	23	52	30	24	16	32	24	35	20	53
Equity	19	19	15	24	20	20	15	24	22	20	17	25
Commodity	2	2	2	4	6	4	2	11	2	3	2	4
Foreign exchange	0	0	0	1	0	1	0	2	1	1	0	1
Diversification benefit (1)	(63)	(67)			(59)	(49)			(56)	(66)
Company Trading General VaR	$24	24			28	29			28	34
(1)The period-end and average VaR was less than the sum of the VaR components described above due to portfolio diversification. The diversification effect arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone. The diversification benefit is not meaningful for low and high metrics since they may occur on different days.

Wells Fargo & Company	41

Risk Management – Asset/Liability Management (continued)
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
As part of our business to support our customers, we trade public equities, listed/over-the-counter equity derivatives, and convertible bonds. We have parameters that govern these activities. We also have equity securities that include investments relating to our venture capital activities. For additional information, see Note 4 (Equity Securities) to Financial Statements in this Report.
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

Liquidity Standards We are subject to a rule issued by the FRB, OCC and FDIC that establishes a quantitative minimum liquidity requirement, known as the liquidity coverage ratio (LCR). The rule requires a covered banking organization to hold high-quality liquid assets (HQLA) in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. Our HQLA under the rule mainly consists of central bank deposits, government debt securities, and mortgage-backed securities of federal agencies. The LCR applies to the Company and to our insured depository institutions (IDIs) with total assets of $10 billion or more. In addition, rules issued by the FRB impose enhanced liquidity risk management standards on large bank holding companies (BHCs), such as Wells Fargo.
We are also subject to a rule issued by the FRB, OCC and FDIC that establishes a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company and to our IDIs with total assets of $10 billion or more. As of September 30, 2024, we were compliant with the NSFR requirement.

Liquidity Coverage Ratio As of September 30, 2024, the Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.
Table 26 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.
Table 26: Liquidity Coverage Ratio

	Average for quarter ended
(in millions, except ratio)	Sep 30, 2024	Jun 30, 2024	Sep 30, 2023
HQLA (1):
Eligible cash	$176,218	190,761	154,258
Eligible securities (2)	193,282	165,530	191,606
Total HQLA	369,500	356,291	345,864
Projected net cash outflows (3)	290,236	286,631	280,468
LCR	127%	124	123
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

42	Wells Fargo & Company

Table 27: Primary Sources of Liquidity

	September 30, 2024			December 31, 2023
(in millions)	Total	Encumbered (1)	Unencumbered	Total	Encumbered (1)	Unencumbered
Interest-earning deposits with banks (2)	$150,598	—	150,598	203,026	—	203,026
Debt securities of U.S. Treasury and federal agencies	31,217	1,853	29,364	47,754	9,351	38,403
Federal agency mortgage-backed securities	290,704	15,011	275,693	237,966	28,471	209,495
Total	$472,519	16,864	455,655	488,746	37,822	450,924
(1)Includes securities with a fair value of $443 million and $545 million at September 30, 2024, and December 31, 2023, respectively, which were purchased during the quarters ended September 30, 2024, and December 31, 2023, respectively, but settled in the subsequent period.
(2)Excludes time deposits, which are included in interest-earning deposits with banks in our consolidated balance sheet.

Our interest-earning deposits with banks are mainly on deposit with the Federal Reserve. We believe the debt securities included in Table 27 provide quick and reliable sources of liquidity through sales or by pledging to obtain financing, regardless of market conditions. Debt securities within our HTM portfolio are not intended for sale but may be pledged to obtain financing.
As of September 30, 2024, we had approximately $593.7 billion of available borrowing capacity at various Federal Home Loan Banks (FHLB) and the Federal Reserve Discount Window, based on collateral pledged. Although available, we do not view this borrowing capacity as a primary source of liquidity.
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
Deposits have historically provided a sizable source of relatively low-cost funds. Loans were 67% and 69% of total deposits at September 30, 2024, and December 31, 2023, respectively.
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
Table 28: Short-Term Borrowings

(in millions)	Sep 30, 2024	Dec 31, 2023
Federal funds purchased and securities sold under agreements to repurchase	$97,544	77,676
Other short-term borrowings (1)	14,350	11,883
Total	$111,894	89,559
(1)Includes $1.0 billion and $0 of FHLB advances at September 30, 2024, and December 31, 2023, respectively.

Wells Fargo & Company	43

Risk Management – Asset/Liability Management (continued)
We access domestic and international capital markets for long-term funding through issuances of registered debt securities, private placements, securitizations, and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes unless otherwise specified in the applicable prospectus or prospectus supplement, and we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise. Table 29 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2024 and the following years thereafter, as of September 30, 2024.
Table 29: Maturity of Long-Term Debt

	September 30, 2024
(in millions)	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior notes	$27	12,259	24,740	8,111	20,761	68,527	134,425
Subordinated notes	—	983	2,700	2,426	—	12,195	18,304
Junior subordinated notes	—	—	—	364	—	836	1,200
Total long-term debt – Parent	27	13,242	27,440	10,901	20,761	81,558	153,929
Wells Fargo Bank, N.A. and other bank entities (Bank)
Senior notes (1)	3,231	7,511	7,751	3	28	183	18,707
Subordinated notes	—	150	—	27	198	3,076	3,451
Junior subordinated notes	—	—	—	425	—	—	425
Credit card securitizations (2)	—	—	—	1,272	—	—	1,272
Other bank debt	55	79	53	66	66	2,618	2,937
Total long-term debt – Bank	3,286	7,740	7,804	1,793	292	5,877	26,792
Other consolidated subsidiaries
Senior notes	36	383	221	26	5	623	1,294
Total long-term debt – Other consolidated subsidiaries	36	383	221	26	5	623	1,294
Total long-term debt	$3,349	21,365	35,465	12,720	21,058	88,058	182,015
(1)Includes $6.0 billion of FHLB advances.
(2)For additional information about credit card securitizations, see Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.
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
There were no actions undertaken by the rating agencies with regard to our credit ratings during third quarter 2024.
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
The credit ratings of the Parent and Wells Fargo Bank, N.A., as of September 30, 2024, are presented in Table 30.
Table 30: Credit Ratings as of September 30, 2024

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
Table 31 and Table 32 present the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of September 30, 2024.
Table 31: Risk-Based Capital Requirements – Standardized Approach

Table 32: Risk-Based Capital Requirements – Advanced Approach
In addition to the risk-based capital requirements described in Table 31 and Table 32, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations. The countercyclical buffer in effect at September 30, 2024, was 0.00%.
The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.
The stress capital buffer is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the stress capital buffer is calculated annually based on data that can differ over time, our stress capital buffer, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. Our stress capital buffer for the period October 1, 2023, through September 30, 2024, was 2.90%. Our stress capital buffer for the period October 1, 2024, through September 30, 2025, is 3.80%.

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
Table 33: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Sep 30, 2024		Dec 31, 2023	Required Capital Ratios (1)	Sep 30, 2024	Dec 31, 2023
Common Equity Tier 1	(A)		$138,312		140,783		138,312	140,783
Tier 1 capital	(B)		156,597		159,823		156,597	159,823
Total capital	(C)		188,464		193,061		178,191	182,726
Risk-weighted assets	(D)		1,219,917		1,231,668		1,089,274	1,114,281
Common Equity Tier 1 capital ratio	(A)/(D)	8.90%	11.34	*	11.43	8.50	12.70	12.63
Tier 1 capital ratio	(B)/(D)	10.40	12.84	*	12.98	10.00	14.38	14.34
Total capital ratio	(C)/(D)	12.40	15.45	*	15.67	12.00	16.36	16.40
*Denotes the binding ratio under the Standardized and Advanced Approaches at September 30, 2024.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at September 30, 2024.

46	Wells Fargo & Company

Table 34 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches.
Table 34: Risk-Based Capital Calculation and Components

(in millions)		Sep 30, 2024	Dec 31, 2023
Total equity		$185,011	187,443
Adjustments:
Preferred stock		(18,608)	(19,448)
Additional paid-in capital on preferred stock		144	157
Noncontrolling interests		(1,746)	(1,708)
Total common stockholders’ equity		$164,801	166,444
Adjustments:
Goodwill		(25,173)	(25,175)
Certain identifiable intangible assets (other than MSRs)		(85)	(118)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)		(772)	(878)
Applicable deferred taxes related to goodwill and other intangible assets (1)		940	919
Other (2)		(1,399)	(409)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$138,312	140,783
Preferred stock		18,608	19,448
Additional paid-in capital on preferred stock		(144)	(157)
Other		(179)	(251)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$156,597	159,823

Long-term debt and other instruments qualifying as Tier 2		17,740	19,020
Qualifying allowance for credit losses (3)		14,591	14,805
Other		(464)	(587)
Total Tier 2 capital under the Standardized Approach	(B)	$31,867	33,238
Total qualifying capital under the Standardized Approach	(A)+(B)	$188,464	193,061

Long-term debt and other instruments qualifying as Tier 2		17,740	19,020
Qualifying allowance for credit losses (3)		4,318	4,470
Other		(464)	(587)
Total Tier 2 capital under the Advanced Approach	(C)	$21,594	22,903
Total qualifying capital under the Advanced Approach	(A)+(C)	$178,191	182,726
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
(2)Includes a $60 million increase and $120 million increase at September 30, 2024, and December 31, 2023, respectively, related to a current expected credit loss accounting standard (CECL) transition provision. In second quarter 2020, the Company elected to apply a modified transition provision issued by federal banking regulators related to the impact of CECL on regulatory capital. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses (ACL) under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the benefit is reduced by 25% in year one, 50% in year two and 75% in year three.
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

Wells Fargo & Company	47

Capital Management (continued)
Table 35 provides the composition and net changes in the components of RWAs under the Standardized and Advanced Approaches.
Table 35: Risk-Weighted Assets

	Standardized Approach			Advanced Approach (1)
(in millions)	Sep 30, 2024	Dec 31, 2023	$ Change 2024/ 2023	Sep 30, 2024	Dec 31, 2023	$ Change 2024/ 2023
Risk-weighted assets (RWAs):
Credit risk	$1,166,129	1,182,805	(16,676)	735,536	756,905	(21,369)
Market risk	53,788	48,863	4,925	53,788	48,863	4,925
Operational risk	N/A	N/A	N/A	299,950	308,513	(8,563)
Total RWAs	$1,219,917	1,231,668	(11,751)	1,089,274	1,114,281	(25,007)
(1)RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. The Advanced Approach also includes an operational risk component, which reflects the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.
Table 36 provides an analysis of changes in CET1.
Table 36: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2023	$140,783
Cumulative effect from change in accounting policy (1)	(158)
Net income applicable to common stock	13,805
Common stock dividends	(3,814)
Common stock issued, repurchased, and stock compensation-related items	(14,682)
Changes in accumulated other comprehensive income (loss)	3,208
Goodwill	2
Certain identifiable intangible assets (other than MSRs)	33
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets)	106
Applicable deferred taxes related to goodwill and other intangible assets (2)	21
Other (3)	(992)
Change in Common Equity Tier 1	(2,471)
Common Equity Tier 1 at September 30, 2024	$138,312
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
Table 37 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 37: Tangible Common Equity

		Balance at period-end			Average balance
		Period ended			Quarter ended			Nine months ended
(in millions, except ratios)		Sep 30, 2024	Jun 30, 2024	Sep 30, 2023	Sep 30, 2024	Jun 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Total equity		$185,011	178,148	182,373	184,368	181,552	184,828	184,197	184,525
Adjustments:
Preferred stock		(18,608)	(16,608)	(19,448)	(18,129)	(18,300)	(20,441)	(18,572)	(19,782)
Additional paid-in capital on preferred stock		144	141	157	143	145	171	148	172
Noncontrolling interests		(1,746)	(1,718)	(1,658)	(1,748)	(1,743)	(1,775)	(1,734)	(1,905)
Total common stockholders’ equity	(A)	164,801	159,963	161,424	164,634	161,654	162,783	164,039	163,010
Adjustments:
Goodwill		(25,173)	(25,172)	(25,174)	(25,172)	(25,172)	(25,174)	(25,173)	(25,174)
Certain identifiable intangible assets (other than MSRs)		(85)	(96)	(132)	(89)	(101)	(137)	(101)	(141)
Goodwill and other intangibles on investments in consolidated portfolio companies (included in other assets) (1)		(772)	(968)	(878)	(965)	(965)	(2,539)	(937)	(2,489)
Applicable deferred taxes related to goodwill and other intangible assets (2)		940	933	913	938	931	910	931	902
Tangible common equity	(B)	$139,711	134,660	136,153	139,346	136,347	135,843	138,759	136,108
Common shares outstanding	(C)	3,345.5	3,402.7	3,637.9	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$4,852	4,640	5,450	$13,805	14,822
Book value per common share	(A)/(C)	$49.26	47.01	44.37	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	41.76	39.57	37.43	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	11.73%	11.54	13.28	11.24%	12.16
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	13.85	13.69	15.92	13.29	14.56
(1)In third quarter 2023, we sold investments in certain private equity funds. As a result, we have removed the related goodwill and other intangible assets on private equity investments in consolidated portfolio companies.
(2)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
LEVERAGE REQUIREMENTS As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio. Table 38 presents the leverage requirements applicable to the Company as of September 30, 2024.
Table 38: Leverage Requirements Applicable to the Company

Wells Fargo & Company	49

Capital Management (continued)
In addition, our IDIs are required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules and maintain a minimum Tier 1 leverage ratio of 4.00%.
Table 39 presents information regarding the calculation and components of the Company’s SLR and Tier 1 leverage ratio. At September 30, 2024, each of our IDIs exceeded their applicable SLR requirements.
Table 39: Leverage Ratios for the Company

($ in millions)		Quarter ended September 30, 2024
Tier 1 capital	(A)	$156,597
Total average assets		1,916,673
Less: Goodwill and other permitted Tier 1 capital deductions (net of deferred tax liabilities)		26,990
Total adjusted average assets	(B)	1,889,683
Plus adjustments for off-balance sheet exposures:
Derivatives (1)		62,346
Repo-style transactions (2)		5,911
Other (3)		304,923
Total off-balance sheet exposures		373,180
Total leverage exposure	(C)	$2,262,863
Supplementary leverage ratio	(A)/(C)	6.92%

Tier 1 leverage ratio	(A)/(B)	8.29%
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
TOTAL LOSS ABSORBING CAPACITY As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional Tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of September 30, 2024, are presented in Table 40.
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
Table 41 provides our TLAC and eligible unsecured long-term debt and related ratios.
Table 41: TLAC and Eligible Unsecured Long-Term Debt

September 30, 2024
($ in millions)	TLAC (1)	Regulatory Minimum (2)	Eligible Unsecured Long-term Debt	Regulatory Minimum
Total eligible amount	$308,493		138,929

Percentage of RWAs (3)	25.29%	21.50	11.39	7.50
Percentage of total leverage exposure	13.63	9.50	6.14	4.50
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
Our principal U.S. broker-dealer subsidiaries, Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, are subject to regulations to maintain minimum net capital requirements. As of September 30, 2024, these broker-dealer subsidiaries were in compliance with their respective regulatory minimum net capital requirements.
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
During the first nine months of 2024, we issued $929 million of common stock, substantially all of which was issued in connection with employee compensation and benefits, and we repurchased 275 million shares of common stock at a cost of $15.6 billion. We paid $4.6 billion of common and preferred stock dividends during the first nine months of 2024.
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

50	Wells Fargo & Company

capital actions for all large BHCs and also reviews the Company’s proposed capital actions.
Federal banking regulators also require large BHCs and banks to conduct their own stress tests to evaluate whether the institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions.
Securities Repurchases
On July 25, 2023, we announced that our Board authorized a common stock repurchase program of up to $30 billion. Unless modified or revoked by the Board, this authorization does not expire and is our only common stock repurchase program in effect. At September 30, 2024, we had remaining Board authority to repurchase up to approximately $11.3 billion of common stock.
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
For additional information about share repurchases during third quarter 2024, see Part II, Item 2 in this Report.

Regulatory Matters
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.
For a discussion of certain consent orders and other regulatory actions applicable to the Company, see the “Overview” section in this Report. The following supplements our discussion of other significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulatory Matters” and “Risk Factors” sections in our 2023 Form 10-K and the “Regulatory Matters” section in our 2024 First and Second Quarter Reports on Form 10-Q.

Personal Financial Data Rights
In October 2024, the CFPB issued a rule pursuant to section 1033 of the Dodd-Frank Act that requires financial service providers to make consumers’ data available upon request to consumers and authorized third parties. The compliance date for the rule is April 1, 2026. The rule will require the Company to update its technology systems, compliance, third-party risk management programs, and digital channels.

Wells Fargo & Company	51

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

Other Accounting Developments
The following Update is applicable to us but is not expected to have a material impact on our consolidated financial statements:
•ASU 2023-08 – Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets

52	Wells Fargo & Company

Forward-Looking Statements
This document contains forward-looking statements. In addition, we may make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission, and our management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. In particular, forward-looking statements include, but are not limited to, statements we make about: (i) the future operating or financial performance of the Company or any of its businesses, including our outlook for future growth; (ii) our expectations regarding noninterest expense and our efficiency ratio; (iii) future credit quality and performance, including our expectations regarding future loan losses, our allowance for credit losses, and the economic scenarios considered to develop the allowance; (iv) our expectations regarding net interest income and net interest margin; (v) loan growth or the reduction or mitigation of risk in our loan portfolios; (vi) future capital or liquidity levels, ratios or targets; (vii) the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; (viii) future common stock dividends, common share repurchases and other uses of capital; (ix) our targeted range for return on assets, return on equity, and return on tangible common equity; (x) expectations regarding our effective income tax rate; (xi) the outcome of contingencies, such as legal actions; (xii) environmental, social and governance related goals or commitments; and (xiii) the Company’s plans, objectives and strategies.
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
•the effect of the current interest rate environment or changes in interest rates or in the level or composition of our assets or liabilities on our net interest income and net interest margin;
•significant turbulence or a disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increased funding costs, a reduction in our ability to sell or securitize loans, and declines in asset values and/or recognition of impairment of securities held in our debt securities and equity securities portfolios;
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

In addition to the above factors, we also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, the impact to our balance sheet of expected customer activity, our capital requirements and long-term targeted capital structure, the results of supervisory stress tests, market conditions (including the trading price of our stock), regulatory and legal considerations, including regulatory requirements under the Federal Reserve Board’s capital plan rule, and other factors deemed relevant by the Company, and may be subject to regulatory approval or conditions.
For additional information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission,

Wells Fargo & Company	53

Forward-Looking Statements (continued)
including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.1
Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

54	Wells Fargo & Company

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

Wells Fargo & Company	55

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of September 30, 2024, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

56	Wells Fargo & Company

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Interest income
Debt securities	$4,630	4,178	$13,362	11,998
Loans held for sale	129	87	376	278
Loans	14,618	14,755	43,897	42,188
Equity securities	156	152	502	516
Other interest income	3,465	2,921	10,585	7,299
Total interest income	22,998	22,093	68,722	62,279
Interest expense
Deposits	6,445	4,608	18,405	11,174
Short-term borrowings	1,435	1,133	4,030	2,664
Long-term debt	3,163	3,039	9,676	8,243
Other interest expense	265	208	771	594
Total interest expense	11,308	8,988	32,882	22,675
Net interest income	11,690	13,105	35,840	39,604
Noninterest income
Deposit and lending-related fees	1,675	1,551	4,890	4,572
Investment advisory and other asset-based fees	2,463	2,224	7,209	6,501
Commissions and brokerage services fees	646	567	1,886	1,756
Investment banking fees	672	492	1,940	1,194
Card fees	1,096	1,098	3,258	3,229
Mortgage banking	280	193	753	627
Net gains from trading and securities	1,248	1,246	4,217	3,263
Other	596	381	1,925	1,373
Total noninterest income	8,676	7,752	26,078	22,515
Total revenue	20,366	20,857	61,918	62,119
Provision for credit losses	1,065	1,197	3,239	4,117
Noninterest expense
Personnel	8,591	8,627	26,658	26,648
Technology, telecommunications and equipment	1,142	975	3,301	2,844
Occupancy	786	724	2,263	2,144
Operating losses	293	329	1,419	828
Professional and outside services	1,130	1,310	3,370	3,843
Advertising and promotion	205	215	626	553
Other	920	933	3,061	2,916
Total noninterest expense	13,067	13,113	40,698	39,776
Income before income tax expense	6,234	6,547	17,981	18,226
Income tax expense	1,064	811	3,279	2,707
Net income before noncontrolling interests	5,170	5,736	14,702	15,519
Less: Net income (loss) from noncontrolling interests	56	(31)	59	(177)
Wells Fargo net income	$5,114	5,767	$14,643	15,696
Less: Preferred stock dividends and other	262	317	838	874
Wells Fargo net income applicable to common stock	$4,852	5,450	$13,805	14,822
Per share information
Earnings per common share	$1.43	1.49	$3.99	3.99
Diluted earnings per common share	1.42	1.48	3.94	3.96
Average common shares outstanding	3,384.8	3,648.8	3,464.1	3,710.9
Diluted average common shares outstanding	3,425.1	3,680.6	3,503.5	3,741.6
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	57

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net income before noncontrolling interests	$5,170	5,736	$14,702	15,519
Other comprehensive income (loss), after tax:
Net change in debt securities	3,274	(1,989)	2,739	(1,935)
Net change in derivatives and hedging activities	994	(407)	419	(639)
Defined benefit plans adjustments	21	21	63	63
Other	60	(59)	(13)	(2)
Other comprehensive income (loss), after tax	4,349	(2,434)	3,208	(2,513)
Total comprehensive income before noncontrolling interests	9,519	3,302	17,910	13,006
Less: Other comprehensive income from noncontrolling interests	—	2	—	2
Less: Net income (loss) from noncontrolling interests	56	(31)	59	(177)
Wells Fargo comprehensive income	$9,463	3,331	$17,851	13,181
The accompanying notes are an integral part of these statements.

58	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(in millions, except shares)	Sep 30, 2024	Dec 31, 2023
Assets
Cash and due from banks	$33,530	33,026
Interest-earning deposits with banks	152,016	204,193
Federal funds sold and securities purchased under resale agreements	105,390	80,456
Debt securities:
Trading, at fair value (includes assets pledged as collateral of $83,197 and $62,537)	120,677	97,302
Available-for-sale, at fair value (amortized cost of $169,475 and $137,155, and includes assets pledged as collateral of $1,491 and $5,055)	166,004	130,448
Held-to-maturity, at amortized cost (fair value $211,716 and $227,316)	243,151	262,708
Loans held for sale (includes $5,682 and $2,892 carried at fair value)	7,275	4,936
Loans	909,711	936,682
Allowance for loan losses	(14,330)	(14,606)
Net loans	895,381	922,076
Mortgage servicing rights (includes $6,544 and $7,468 carried at fair value)	7,493	8,508
Premises and equipment, net	9,955	9,266
Goodwill	25,173	25,175
Derivative assets	17,721	18,223
Equity securities (includes $22,361 and $19,841 carried at fair value; and assets pledged as collateral of $10,272 and $2,683)	59,771	57,336
Other assets	78,588	78,815
Total assets (1)	$1,922,125	1,932,468
Liabilities
Noninterest-bearing deposits	$370,005	360,279
Interest-bearing deposits (includes $1,087 and $1,297 carried at fair value)	979,641	997,894
Total deposits	1,349,646	1,358,173
Short-term borrowings (includes $265 and $219 carried at fair value)	111,894	89,559
Derivative liabilities	11,390	18,495
Accrued expenses and other liabilities (includes $29,744 and $25,335 carried at fair value)	82,169	71,210
Long-term debt (includes $3,774 and $2,308 carried at fair value)	182,015	207,588
Total liabilities (2)	1,737,114	1,745,025
Equity
Wells Fargo stockholders’ equity:
Preferred stock – aggregate liquidation preference of $19,376 and $20,216	18,608	19,448
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,623	60,555
Retained earnings	210,749	201,136
Accumulated other comprehensive loss	(8,372)	(11,580)
Treasury stock, at cost – 2,136,319,281 shares and 1,882,948,892 shares	(107,479)	(92,960)
Total Wells Fargo stockholders’ equity	183,265	185,735
Noncontrolling interests	1,746	1,708
Total equity	185,011	187,443
Total liabilities and equity	$1,922,125	1,932,468
(1)Our consolidated assets at September 30, 2024, and December 31, 2023, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Loans, $10.7 billion and $4.9 billion; all other assets, $542 million and $435 million; and Total assets, $11.3 billion and $5.3 billion, respectively.
(2)Our consolidated liabilities at September 30, 2024, and December 31, 2023, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Long-term debt, $1.3 billion and $0; accrued expenses and other liabilities, $128 million and $115 million; and Total liabilities $1.4 billion and $115 million, respectively.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	59

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance June 30, 2024	4.6	$16,608	3,402.7	$9,136	60,373	207,281	(12,721)	(104,247)	—	1,718	178,148
Net income						5,114				56	5,170
Other comprehensive income, net of tax							4,349			—	4,349
Noncontrolling interests										(28)	(28)
Common stock issued			4.8		16	—		237			253
Common stock repurchased			(62.0)					(3,467)			(3,467)
Preferred stock issued	0.1	2,000			(3)						1,997
Preferred stock redeemed	—	—			—	—					—
Common stock dividends					25	(1,384)					(1,359)
Preferred stock dividends						(262)					(262)
Stock-based compensation					240						240
Net change in deferred compensation and related plans					(28)			(2)			(30)
Net change	0.1	2,000	(57.2)	—	250	3,468	4,349	(3,232)	—	28	6,863
Balance September 30, 2024	4.7	$18,608	3,345.5	$9,136	60,623	210,749	(8,372)	(107,479)	—	1,746	185,011
Balance June 30, 2023	4.7	$19,448	3,667.7	$9,136	60,173	195,164	(13,441)	(89,860)	(429)	1,761	181,952
Net income (loss)						5,767				(31)	5,736
Other comprehensive income (loss), net of tax							(2,436)			2	(2,434)
Noncontrolling interests										(74)	(74)
Common stock issued			4.0		—	(32)		203			171
Common stock repurchased			(33.8)					(1,494)			(1,494)
Preferred stock issued	0.1	1,725			(3)						1,722
Preferred stock redeemed	(0.1)	(1,725)			19	(19)					(1,725)
Common stock dividends					19	(1,295)					(1,276)
Preferred stock dividends						(298)					(298)
Stock-based compensation					199						199
Net change in deferred compensation and related plans					(42)			(64)			(106)
Net change	—	—	(29.8)	—	192	4,123	(2,436)	(1,355)	—	(103)	421
Balance September 30, 2023	4.7	$19,448	3,637.9	$9,136	60,365	199,287	(15,877)	(91,215)	(429)	1,658	182,373
The accompanying notes are an integral part of these statements.

60	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Wells Fargo stockholders’ equity
	Preferred stock		Common stock
($ and shares in millions)	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned ESOP shares	Noncontrolling interests	Total equity
Balance December 31, 2023	4.7	$19,448	3,598.9	$9,136	60,555	201,136	(11,580)	(92,960)	—	1,708	187,443
Cumulative effect from change in accounting policy (1)						(158)					(158)
Balance January 1, 2024	4.7	19,448	3,598.9	9,136	60,555	200,978	(11,580)	(92,960)	—	1,708	187,285
Net income						14,643				59	14,702
Other comprehensive income, net of tax							3,208			—	3,208
Noncontrolling interests										(21)	(21)
Common stock issued			21.6		18	(143)		1,054			929
Common stock repurchased			(275.0)					(15,591)			(15,591)
Preferred stock issued	0.1	2,000			(3)						1,997
Preferred stock redeemed	(0.1)	(2,840)			17	(17)					(2,840)
Common stock dividends					77	(3,891)					(3,814)
Preferred stock dividends						(821)					(821)
Stock-based compensation					1,066						1,066
Net change in deferred compensation and related plans					(1,107)			18			(1,089)
Net change	—	(840)	(253.4)	—	68	9,771	3,208	(14,519)	—	38	(2,274)
Balance September 30, 2024	4.7	$18,608	3,345.5	$9,136	60,623	210,749	(8,372)	(107,479)	—	1,746	185,011
Balance December 31, 2022	4.7	$19,448	3,833.8	$9,136	60,319	187,968	(13,362)	(82,853)	(429)	1,986	182,213
Cumulative effect from change in accounting policy (2)						323					323
Balance January 1, 2023	4.7	19,448	3,833.8	9,136	60,319	188,291	(13,362)	(82,853)	(429)	1,986	182,536
Net income (loss)						15,696				(177)	15,519
Other comprehensive income (loss), net of tax							(2,515)			2	(2,513)
Noncontrolling interests										(153)	(153)
Common stock issued			24.5		—	(236)		1,267			1,031
Common stock repurchased			(220.4)					(9,586)			(9,586)
Preferred stock issued	0.1	1,725			(3)						1,722
Preferred stock redeemed	(0.1)	(1,725)			19	(19)					(1,725)
Common stock dividends					61	(3,590)					(3,529)
Preferred stock dividends						(855)					(855)
Stock-based compensation					910						910
Net change in deferred compensation and related plans					(941)			(43)			(984)
Net change	—	—	(195.9)	—	46	10,996	(2,515)	(8,362)	—	(328)	(163)
Balance September 30, 2023	4.7	$19,448	3,637.9	$9,136	60,365	199,287	(15,877)	(91,215)	(429)	1,658	182,373
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
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	61

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income before noncontrolling interests	$14,702	15,519
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,239	4,117
Changes in fair value of MSRs and LHFS carried at fair value	542	188
Depreciation, amortization and accretion	5,574	4,777
Deferred income tax expense (benefit)	(1,468)	738
Other, net	3,814	(53)
Originations and purchases of loans held for sale	(26,463)	(23,012)
Proceeds from sales of and paydowns on loans originally classified as held for sale	20,731	20,340
Net change in:
Debt and equity securities, held for trading	(22,547)	2,656
Derivative assets and liabilities	(5,757)	4,684
Other assets	(1,006)	(6,184)
Other accrued expenses and liabilities	2,770	(1,614)
Net cash provided (used) by operating activities	(5,869)	22,156
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	(24,786)	(2,704)
Available-for-sale debt securities:
Proceeds from sales	15,207	13,992
Paydowns and maturities	26,256	10,730
Purchases	(72,618)	(21,480)
Held-to-maturity debt securities:
Paydowns and maturities	19,608	13,880
Purchases	—	(4,225)
Equity securities, not held for trading:
Proceeds from sales and capital returns	3,004	1,680
Purchases	(4,913)	(3,407)
Loans:
Loans originated by banking subsidiaries, net of principal collected	21,768	8,477
Proceeds from sales of loans originally classified as held for investment	2,472	3,147
Purchases of loans	(402)	(1,365)
Principal collected on nonbank entities’ loans	2,776	3,748
Loans originated by nonbank entities	(2,542)	(3,053)
Other, net	(417)	854
Net cash provided (used) by investing activities	(14,587)	20,274
Cash flows from financing activities:
Net change in:
Deposits	(8,527)	(29,975)
Short-term borrowings	22,335	42,185
Long-term debt:
Proceeds from issuance	24,874	33,444
Repayment	(48,776)	(16,248)
Preferred stock:
Proceeds from issuance	1,997	1,722
Redeemed	(2,840)	(1,725)
Cash dividends paid	(792)	(796)
Common stock:
Repurchased	(15,448)	(9,501)
Cash dividends paid	(3,808)	(3,524)
Other, net	(483)	(453)
Net cash provided (used) by financing activities	(31,468)	15,129
Net change in cash, cash equivalents, and restricted cash	(51,924)	57,559
Cash, cash equivalents, and restricted cash at beginning of period (1)	236,052	159,157
Cash, cash equivalents, and restricted cash at end of period (1)	$184,128	216,716
Supplemental cash flow disclosures:
Cash paid for interest	$33,087	20,882
Net cash paid (refunded) for income taxes	106	(1,936)
(1)Includes Cash and due from banks and Interest-earning deposits with banks on our consolidated balance sheet and excludes time deposits, which are included in Interest-earning deposits with banks.
The accompanying notes are an integral part of these statements. See Note 1 (Summary of Significant Accounting Policies) for noncash activities.

62	Wells Fargo & Company

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For a discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K). There were no material changes to these policies in the first nine months of 2024.
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

Wells Fargo & Company	63

Note 1: Summary of Significant Accounting Policies (continued)
Table 1.1 presents the transition adjustments recorded upon the adoption of ASU 2023-02 as of January 1, 2024.

Table 1.1: Transition Adjustment of ASU 2023-02

(in millions)	Dec 31, 2023	Transition adjustment upon adoption	Jan 1, 2024
Selected Balance Sheet Data
Equity securities	$57,336	1,700	59,036
Other assets	78,815	548	79,363
Accrued expenses and other liabilities	71,210	7,333	78,543
Long-term debt	207,588	(4,927)	202,661
Retained earnings	201,136	(158)	200,978
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

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to September 30, 2024, and there have been no material events that would require recognition in our third quarter 2024 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

64	Wells Fargo & Company

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Sep 30, 2024	Dec 31, 2023
Trading assets:
Debt securities	$120,677	97,302
Equity securities	20,351	18,449
Loans held for sale	4,551	1,793
Gross trading derivative assets	72,101	71,990
Netting (1)	(54,537)	(54,069)
Total trading derivative assets	17,564	17,921
Total trading assets	163,143	135,465
Trading liabilities:
Short sale and other liabilities	29,946	25,471
Interest-bearing deposits	1,087	1,297
Long-term debt	3,774	2,308
Gross trading derivative liabilities	73,630	77,807
Netting (1)	(63,032)	(60,366)
Total trading derivative liabilities	10,598	17,441
Total trading liabilities	$45,405	46,517
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
Table 2.2: Net Interest Income and Net Gains (Losses) from Trading Activities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net interest income:
Interest income (1)	$1,453	1,143	$4,065	3,080
Interest expense	211	163	604	467
Total net interest income	1,242	980	3,461	2,613
Net gains (losses) from trading activities, by risk type:
Interest rate	862	(443)	1,647	206
Commodity	110	74	321	238
Equity	254	435	993	898
Foreign exchange	(137)	1,253	763	2,047
Credit	349	(54)	610	340
Total net gains from trading activities	1,438	1,265	4,334	3,729
Total trading-related net interest and noninterest income	$2,680	2,245	$7,795	6,342
(1)Substantially all relates to interest income on debt and equity securities.

Wells Fargo & Company	65

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
Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which are included in other assets. See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. The interest income reversed in the third quarter and first nine months of both 2024 and 2023 was insignificant.
Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
September 30, 2024
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$29,873	9	(926)	(917)	28,956
Securities of U.S. states and political subdivisions (2)	13,007	44	(399)	(355)	12,652
Federal agency mortgage-backed securities	122,203	1,360	(3,471)	(2,111)	120,092
Non-agency mortgage-backed securities (3)	2,021	1	(70)	(69)	1,952
Collateralized loan obligations	1,722	3	—	3	1,725
Other debt securities	591	39	(3)	36	627
Total available-for-sale debt securities, excluding portfolio level basis adjustments	169,417	1,456	(4,869)	(3,413)	166,004
Portfolio level basis adjustments (4)	58			(58)	—
Total available-for-sale debt securities	169,475	1,456	(4,869)	(3,471)	166,004
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,793	—	(1,532)	(1,532)	2,261
Securities of U.S. states and political subdivisions	18,320	2	(2,813)	(2,811)	15,509
Federal agency mortgage-backed securities	197,723	194	(27,305)	(27,111)	170,612
Non-agency mortgage-backed securities (3)	1,285	39	(67)	(28)	1,257
Collateralized loan obligations	20,303	73	(1)	72	20,375
Other debt securities	1,727	—	(25)	(25)	1,702
Total held-to-maturity debt securities	243,151	308	(31,743)	(31,435)	211,716
Total	$412,626	1,764	(36,612)	(34,906)	377,720
December 31, 2023
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$47,351	2	(1,886)	(1,884)	45,467
Securities of U.S. states and political subdivisions (2)	20,654	36	(624)	(588)	20,066
Federal agency mortgage-backed securities	63,741	111	(4,274)	(4,163)	59,578
Non-agency mortgage-backed securities (3)	2,892	1	(144)	(143)	2,749
Collateralized loan obligations	1,538	—	(5)	(5)	1,533
Other debt securities	1,025	46	(16)	30	1,055
Total available-for-sale debt securities, excluding portfolio level basis adjustments	137,201	196	(6,949)	(6,753)	130,448
Portfolio level basis adjustments (4)	(46)			46	—
Total available-for-sale debt securities	137,155	196	(6,949)	(6,707)	130,448
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,790	—	(1,503)	(1,503)	2,287
Securities of U.S. states and political subdivisions	18,624	3	(2,939)	(2,936)	15,688
Federal agency mortgage-backed securities	209,170	136	(30,918)	(30,782)	178,388
Non-agency mortgage-backed securities (3)	1,276	18	(120)	(102)	1,174
Collateralized loan obligations	28,122	75	(63)	12	28,134
Other debt securities	1,726	—	(81)	(81)	1,645
Total held-to-maturity debt securities	262,708	232	(35,624)	(35,392)	227,316
Total	$399,863	428	(42,573)	(42,099)	357,764
(1)Represents amortized cost of the securities, net of the ACL of $20 million and $1 million related to AFS debt securities at September 30, 2024, and December 31, 2023, respectively, and $89 million and $93 million related to HTM debt securities at September 30, 2024, and December 31, 2023, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $3.0 billion at September 30, 2024, and $5.5 billion at December 31, 2023.
(3)Predominantly consists of commercial mortgage-backed securities at both September 30, 2024, and December 31, 2023.
(4)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of AFS debt securities, which are not allocated to individual securities in the portfolio. For additional information, see Note 11 (Derivatives).

66	Wells Fargo & Company

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

Table 3.2: Held-to-Maturity Debt Securities Purchases and Transfers

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Purchases of held-to-maturity debt securities (1):
Federal agency mortgage-backed securities	—	—	$—	4,225
Non-agency mortgage-backed securities	21	39	69	87
Total purchases of held-to-maturity debt securities	21	39	69	4,312
Transfers from available-for-sale debt securities to held-to-maturity debt securities (2):
Federal agency mortgage-backed securities	—	—	—	3,687
Total transfers from available-for-sale debt securities to held-to-maturity debt securities	$—	—	$—	3,687
(1)Inclusive of securities purchased but not yet settled and noncash purchases from securitization of loans held for sale (LHFS).
(2)Represents fair value as of the date of the transfers. Debt securities transferred from available-for-sale to held-to-maturity had pre-tax unrealized losses recorded in AOCI of $320 million in the first nine months of 2023, at the time of the transfers.
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).
Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Interest income (1):
Available-for-sale	$1,718	1,332	$4,633	3,918
Held-to-maturity	1,583	1,790	5,016	5,333
Total interest income	3,301	3,122	9,649	9,251
Provision for credit losses:
Available-for-sale	13	8	29	(31)
Held-to-maturity	(7)	11	(4)	2
Total provision for credit losses	6	19	25	(29)
Realized gains and losses (2):
Gross realized gains	8	28	31	34
Gross realized losses	(206)	(22)	(254)	(24)
Impairment write-downs	(249)	—	(249)	—
Net realized gains (losses)	$(447)	6	$(472)	10
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

CREDIT RATINGS Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at September 30, 2024, and December 31, 2023.
Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.

Wells Fargo & Company	67

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
September 30, 2024
Total portfolio (1)	$166,004	99%	$243,240	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$149,048	100%	$201,516	100%
Securities of U.S. states and political subdivisions	12,652	99	18,331	100
Collateralized loan obligations (3)	1,725	100	20,326	100
All other debt securities (4)	2,579	92	3,067	64
December 31, 2023
Total portfolio (1)	$130,448	99%	$262,801	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$105,045	100%	$212,960	100%
Securities of U.S. states and political subdivisions	20,066	99	18,635	100
Collateralized loan obligations (3)	1,533	100	28,154	100
All other debt securities (4)	3,804	95	3,052	64
(1)99% were rated AA- and above at both September 30, 2024, and December 31, 2023.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both September 30, 2024, and December 31, 2023.
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
Debt securities that are past due and still accruing or in nonaccrual status were insignificant at both September 30, 2024, and December 31, 2023. Net charge-offs on debt securities were insignificant in the third quarter and first nine months of both 2024 and 2023.

68	Wells Fargo & Company

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
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value
September 30, 2024
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(5)	1,788	(921)	19,746	(926)	21,534
Securities of U.S. states and political subdivisions	(4)	348	(395)	7,526	(399)	7,874
Federal agency mortgage-backed securities	(36)	7,592	(3,435)	43,826	(3,471)	51,418
Non-agency mortgage-backed securities	—	—	(70)	1,881	(70)	1,881
Other debt securities	—	—	(3)	109	(3)	109
Total available-for-sale debt securities	$(45)	9,728	(4,824)	73,088	(4,869)	82,816
December 31, 2023
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(5)	942	(1,881)	43,722	(1,886)	44,664
Securities of U.S. states and political subdivisions	(12)	1,405	(612)	11,247	(624)	12,652
Federal agency mortgage-backed securities	(76)	7,149	(4,198)	41,986	(4,274)	49,135
Non-agency mortgage-backed securities	(1)	42	(143)	2,697	(144)	2,739
Collateralized loan obligations	—	—	(5)	979	(5)	979
Other debt securities	—	—	(16)	420	(16)	420
Total available-for-sale debt securities	$(94)	9,538	(6,855)	101,051	(6,949)	110,589
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

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Contractual Maturities
Table 3.6 and Table 3.7 show the remaining contractual maturities of AFS and HTM debt securities, respectively.
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2024
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$29,873	5,627	22,535	234	1,477
Fair value	28,956	5,604	21,737	214	1,401
Weighted average yield	1.90%	2.38	1.81	1.81	1.44
Securities of U.S. states and political subdivisions
Amortized cost, net	$13,007	324	3,624	3,202	5,857
Fair value	12,652	323	3,596	2,988	5,745
Weighted average yield	3.22%	3.45	3.51	2.85	3.23
Federal agency mortgage-backed securities
Amortized cost, net	$122,203	20	35	662	121,486
Fair value	120,092	20	35	640	119,397
Weighted average yield	4.40%	2.79	3.80	2.92	4.41
Non-agency mortgage-backed securities
Amortized cost, net	$2,021	—	—	124	1,897
Fair value	1,952	—	—	107	1,845
Weighted average yield	4.83%	—	—	5.48	4.78
Collateralized loan obligations
Amortized cost, net	$1,722	—	—	894	828
Fair value	1,725	—	—	894	831
Weighted average yield	6.85%	—	—	6.96	6.73
Other debt securities
Amortized cost, net	$591	58	166	351	16
Fair value	627	58	173	373	23
Weighted average yield	5.40%	3.15	6.68	5.34	1.62
Total available-for-sale debt securities
Amortized cost, net (1)	$169,417	6,029	26,360	5,467	131,561
Fair value	166,004	6,005	25,541	5,216	129,242
Weighted average yield (2)	3.90%	2.42	2.06	3.71	4.35
(1)Amortized cost, net excludes portfolio level basis adjustments of $58 million.
(2)Weighted average yields are calculated using the effective yield method and are weighted based on amortized cost, net of ACL. The effective yield method is calculated using the contractual coupon and the impact of any premiums and discounts and is shown pre-tax. We have not included the effect of any related hedging derivatives. The effective yield for mortgage-backed securities excludes unscheduled principal payments, and remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.

70	Wells Fargo & Company

Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2024
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$3,793	—	—	—	3,793
Fair value	2,261	—	—	—	2,261
Weighted average yield	1.59%	—	—	—	1.59
Securities of U.S. states and political subdivisions
Amortized cost, net	$18,320	189	459	556	17,116
Fair value	15,509	187	448	544	14,330
Weighted average yield	2.37%	1.18	2.19	2.85	2.38
Federal agency mortgage-backed securities
Amortized cost, net	$197,723	—	—	—	197,723
Fair value	170,612	—	—	—	170,612
Weighted average yield	2.35%	—	—	—	2.35
Non-agency mortgage-backed securities
Amortized cost, net	$1,285	—	41	32	1,212
Fair value	1,257	—	47	33	1,177
Weighted average yield	3.38%	—	5.57	4.37	3.27
Collateralized loan obligations
Amortized cost, net	$20,303	—	102	15,824	4,377
Fair value	20,375	—	102	15,884	4,389
Weighted average yield	6.95%	—	7.13	7.00	6.76
Other debt securities
Amortized cost, net	$1,727	—	976	751	—
Fair value	1,702	—	953	749	—
Weighted average yield	4.70%	—	4.75	4.63	—
Total held-to-maturity debt securities
Amortized cost, net	$243,151	189	1,578	17,163	224,221
Fair value	211,716	187	1,550	17,210	192,769
Weighted average yield (1)	2.75%	1.18	4.19	6.76	2.43
(1)Weighted average yields are calculated using the effective yield method and are weighted based on amortized cost, net of ACL. The effective yield method is calculated using the contractual coupon and the impact of any premiums and discounts and is shown pre-tax. We have not included the effect of any related hedging derivatives. The effective yield for mortgage-backed securities excludes unscheduled principal payments, and remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.

Wells Fargo & Company	71

Note 4: Equity Securities
Table 4.1 provides a summary of our equity securities by business purpose and accounting method.
Table 4.1: Equity Securities

(in millions)	Sep 30, 2024	Dec 31, 2023
Equity securities held for trading at fair value (1)	$20,351	18,449
Not held for trading:
Equity securities at fair value	2,010	1,392
Tax credit investments (2)	21,241	20,016
Private equity (3)	12,253	12,203
Federal Reserve Bank stock and other at cost (4)	3,916	5,276
Total equity securities not held for trading	39,420	38,887
Total equity securities	$59,771	57,336
(1)Represents securities held as part of our customer accommodation trading activities. For additional information on these activities, see Note 2 (Trading Activities).
(2)Includes affordable housing investments of $12.4 billion and $12.9 billion at September 30, 2024, and December 31, 2023, respectively, and renewable energy investments of $8.5 billion and $6.8 billion at September 30, 2024, and December 31, 2023, respectively. Tax credit investments are accounted for using either the proportional amortization method or the equity method. See Note 13 (Securitizations and Variable Interest Entities) for information about tax credit investments.
(3)Includes equity securities accounted for under the measurement alternative of $9.1 billion at both September 30, 2024, and December 31, 2023, which were predominantly securities associated with our venture capital investments. The remaining securities are accounted for using the equity method.
(4)Includes $3.5 billion of investments in Federal Reserve Bank stock at both September 30, 2024, and December 31, 2023, and $358 million and $1.7 billion of investments in Federal Home Loan Bank stock at September 30, 2024, and December 31, 2023, respectively.
Net Gains and Losses Not Held for Trading
Table 4.2 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses for securities held for trading are reported in net gains from trading and securities.
Table 4.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net gains from equity securities carried at fair value	10	16	70	26
Net gains (losses) from equity securities not carried at fair value (1):
Impairment write-downs	(178)	(211)	(568)	(876)
Net unrealized gains (losses) (2)	(39)	46	290	185
Net realized gains	464	124	563	189
Total equity securities not carried at fair value	247	(41)	285	(502)
Total net gains (losses) from equity securities not held for trading	$257	(25)	$355	(476)
(1)Includes amounts related to venture capital and private equity investments in consolidated portfolio companies, which are not reported in equity securities on our consolidated balance sheet.
(2)Includes unrealized gains (losses) due to observable price changes from equity securities accounted for under the measurement alternative.

72	Wells Fargo & Company

Measurement Alternative
Table 4.3 provides additional information about the impairment write-downs and observable price changes from nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 4.2.
Table 4.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$12	46	$350	214
Gross unrealized losses from observable price changes	—	—	(9)	(29)
Impairment write-downs	(104)	(209)	(424)	(863)
Net realized gains from sale	31	—	96	36
Total net gains (losses) recognized during the period	$(61)	$(163)	$13	(642)
Table 4.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 4.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Sep 30, 2024	Dec 31, 2023
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$7,494	7,614
Gross unrealized losses from observable price changes	(53)	(44)
Impairment write-downs	(3,772)	(3,772)

Wells Fargo & Company	73

Note 5: Loans and Related Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. These amounts were less than 1% of our total loans outstanding at both September 30, 2024, and December 31, 2023.
Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During the first nine months of 2024, we reversed accrued interest receivable of $33 million for our commercial portfolio segment and $300 million for our consumer portfolio segment, compared with $31 million and $188 million, respectively, for the same period a year ago.
Table 5.1: Loans Outstanding

(in millions)	Sep 30, 2024	Dec 31, 2023
Commercial and industrial	$372,750	380,388
Commercial real estate	141,410	150,616
Lease financing	16,482	16,423
Total commercial	530,642	547,427
Residential mortgage	252,676	260,724
Credit card	55,046	52,230
Auto	42,815	47,762
Other consumer (1)	28,532	28,539
Total consumer	379,069	389,255
Total loans	$909,711	936,682
(1)Includes $20.3 billion and $18.3 billion at September 30, 2024, and December 31, 2023, respectively, of securities-based loans originated by the Wealth and Investment Management (WIM) operating segment.
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 5.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 5.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Sep 30, 2024	Dec 31, 2023
Commercial and industrial	$63,334	72,215
Commercial real estate	6,018	6,916
Lease financing	644	697
Total non-U.S. commercial loans	$69,996	79,828
Loan Purchases, Sales, and Transfers
Table 5.3 presents the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale. The table excludes loans for which we have elected the fair value option and government insured/guaranteed loans because their loan activity normally does not impact the ACL.
Table 5.3: Loan Purchases, Sales, and Transfers

	2024			2023
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Purchases	$101	1	102	456	2	458
Sales and net transfers (to)/from LHFS	(644)	2	(642)	(711)	—	(711)
Nine months ended September 30,
Purchases	$399	3	402	1,067	306	1,373
Sales and net transfers (to)/from LHFS	(1,542)	(66)	(1,608)	(2,394)	(100)	(2,494)

74	Wells Fargo & Company

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
We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At September 30, 2024, and December 31, 2023, we had $1.3 billion and $1.1 billion, respectively, of outstanding issued commercial letters of credit. See Note 14 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
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
Table 5.4: Unfunded Credit Commitments

(in millions)	Sep 30, 2024	Dec 31, 2023
Commercial and industrial	$390,539	388,043
Commercial real estate	14,200	20,851
Total commercial	404,739	408,894
Residential mortgage (1)	26,053	29,754
Credit card	162,975	156,012
Other consumer	8,211	8,847
Total consumer	197,239	194,613
Total unfunded credit commitments	$601,978	603,507
(1)Includes lines of credit totaling $24.2 billion and $28.6 billion as of September 30, 2024, and December 31, 2023, respectively.

Wells Fargo & Company	75

Note 5: Loans and Related Allowance for Credit Losses (continued)
Allowance for Credit Losses
Table 5.5 presents the ACL for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans decreased $349 million from
December 31, 2023, reflecting decreases for auto loans, commercial real estate loans, and residential mortgage loans, partially offset by increases for credit card loans.
Table 5.5: Allowance for Credit Losses for Loans

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Balance, beginning of period	$14,789	14,786	$15,088	13,609
Cumulative effect from change in accounting policy (1)	—	—	—	(429)
Balance, beginning of period, adjusted	14,789	14,786	15,088	13,180
Provision for credit losses	1,059	1,143	3,214	4,111
Loan charge-offs:
Commercial and industrial	(161)	(126)	(562)	(374)
Commercial real estate	(188)	(96)	(659)	(204)
Lease financing	(14)	(8)	(38)	(21)
Total commercial	(363)	(230)	(1,259)	(599)
Residential mortgage	(14)	(37)	(50)	(97)
Credit card	(700)	(503)	(2,109)	(1,407)
Auto	(158)	(223)	(505)	(623)
Other consumer	(144)	(124)	(431)	(339)
Total consumer	(1,016)	(887)	(3,095)	(2,466)
Total loan charge-offs	(1,379)	(1,117)	(4,354)	(3,065)
Loan recoveries:
Commercial and industrial	32	33	97	119
Commercial real estate	4	3	17	15
Lease financing	4	6	13	14
Total commercial	40	42	127	148
Residential mortgage	37	41	105	124
Credit card	99	83	282	247
Auto	75	85	231	275
Other consumer	17	16	48	53
Total consumer	228	225	666	699
Total loan recoveries	268	267	793	847
Net loan charge-offs	(1,111)	(850)	(3,561)	(2,218)
Other	2	(15)	(2)	(9)
Balance, end of period	$14,739	15,064	$14,739	15,064
Components:
Allowance for loan losses	$14,330	14,554	$14,330	14,554
Allowance for unfunded credit commitments	409	510	409	510
Allowance for credit losses	$14,739	15,064	$14,739	15,064
Net loan charge-offs (annualized) as a percentage of average total loans	0.49%	0.36	0.52%	0.31
Allowance for loan losses as a percentage of total loans	1.58	1.54	1.58	1.54
Allowance for credit losses for loans as a percentage of total loans	1.62	1.60	1.62	1.60
(1)Represents the change in our allowance for credit losses for loans as a result of our adoption of ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023. For additional information, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2023 Form 10-K.

76	Wells Fargo & Company

Table 5.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.
Table 5.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2024			2023
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$8,236	6,553	14,789	8,081	6,705	14,786
Provision for credit losses	178	881	1,059	433	710	1,143
Loan charge-offs	(363)	(1,016)	(1,379)	(230)	(887)	(1,117)
Loan recoveries	40	228	268	42	225	267
Net loan charge-offs	(323)	(788)	(1,111)	(188)	(662)	(850)
Other	1	1	2	(16)	1	(15)
Balance, end of period	$8,092	6,647	14,739	8,310	6,754	15,064
Nine months ended September 30,
Balance, beginning of period	$8,412	6,676	15,088	6,956	6,653	13,609
Cumulative effect from change in accounting policy (1)	—	—	—	27	(456)	(429)
Balance, beginning of period, adjusted	8,412	6,676	15,088	6,983	6,197	13,180
Provision for credit losses	815	2,399	3,214	1,793	2,318	4,111
Loan charge-offs	(1,259)	(3,095)	(4,354)	(599)	(2,466)	(3,065)
Loan recoveries	127	666	793	148	699	847
Net loan charge-offs	(1,132)	(2,429)	(3,561)	(451)	(1,767)	(2,218)
Other	(3)	1	(2)	(15)	6	(9)
Balance, end of period	$8,092	6,647	14,739	8,310	6,754	15,064
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
Table 5.7 provides the outstanding balances of our commercial loan portfolio by risk category and credit quality information by origination year for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty. At September 30, 2024, we had $493.0 billion and $37.6 billion of pass and criticized commercial loans, respectively. Gross charge-offs by loan class are included in the following table for the nine months ended September 30, 2024, and year ended December 31, 2023, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.

Wells Fargo & Company	77

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2024	2023	2022	2021	2020	Prior
September 30, 2024
Commercial and industrial
Pass	$32,728	25,799	27,504	16,172	5,211	12,692	235,017	1,099	356,222
Criticized	616	1,080	1,752	971	99	888	11,122	—	16,528
Total commercial and industrial	33,344	26,879	29,256	17,143	5,310	13,580	246,139	1,099	372,750
Gross charge-offs (1)	32	102	22	27	7	7	365	—	562
Commercial real estate
Pass	15,847	13,221	26,928	24,326	8,989	25,962	6,235	169	121,677
Criticized	1,834	2,389	5,698	4,917	1,408	3,192	295	—	19,733
Total commercial real estate	17,681	15,610	32,626	29,243	10,397	29,154	6,530	169	141,410
Gross charge-offs	7	61	63	78	129	321	—	—	659
Lease financing
Pass	2,769	5,262	3,038	1,689	681	1,707	—	—	15,146
Criticized	314	429	285	128	82	98	—	—	1,336
Total lease financing	3,083	5,691	3,323	1,817	763	1,805	—	—	16,482
Gross charge-offs	2	11	10	8	5	2	—	—	38
Total commercial loans	$54,108	48,180	65,205	48,203	16,470	44,539	252,669	1,268	530,642
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
	2023	2022	2021	2020	2019	Prior
December 31, 2023
Commercial and industrial
Pass	$40,966	38,756	21,702	7,252	10,024	8,342	239,456	348	366,846
Criticized	892	1,594	1,237	160	204	480	8,975	—	13,542
Total commercial and industrial	41,858	40,350	22,939	7,412	10,228	8,822	248,431	348	380,388
Gross charge-offs (1)	102	22	53	11	8	7	307	—	510
Commercial real estate
Pass	18,181	33,557	30,629	12,001	11,532	19,686	6,537	163	132,286
Criticized	2,572	4,091	4,597	1,822	2,748	2,141	359	—	18,330
Total commercial real estate	20,753	37,648	35,226	13,823	14,280	21,827	6,896	163	150,616
Gross charge-offs	20	107	32	134	197	103	—	—	593
Lease financing
Pass	5,593	3,846	2,400	1,182	798	1,518	—	—	15,337
Criticized	345	292	182	98	84	85	—	—	1,086
Total lease financing	5,938	4,138	2,582	1,280	882	1,603	—	—	16,423
Gross charge-offs	3	8	8	5	4	3	—	—	31
Total commercial loans	$68,549	82,136	60,747	22,515	25,390	32,252	255,327	511	547,427
(1) Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

78	Wells Fargo & Company

Table 5.8 provides days past due (DPD) information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.
Table 5.8: Commercial Loan Categories by Delinquency Status

	Still accruing			Nonaccrual loans	Total commercial loans
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD
September 30, 2024
Commercial and industrial	$370,641	1,097	269	743	372,750
Commercial real estate	136,362	671	262	4,115	141,410
Lease financing	16,184	204	—	94	16,482
Total commercial loans	$523,187	1,972	531	4,952	530,642
December 31, 2023
Commercial and industrial	$379,099	584	43	662	380,388
Commercial real estate	145,721	562	145	4,188	150,616
Lease financing	16,177	182	—	64	16,423
Total commercial loans	$540,997	1,328	188	4,914	547,427
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
Gross charge-offs by loan class are included in the following tables for the nine months ended September 30, 2024, and year ended December 31, 2023, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.
Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty.
Table 5.9 provides the outstanding balances of our residential mortgage loans by our primary credit quality indicators.

Wells Fargo & Company	79

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.9: Credit Quality Indicators for Residential Mortgage Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2024	2023	2022	2021	2020	Prior			Total
September 30, 2024
By delinquency status:
Current-29 DPD	$7,971	12,137	44,104	60,003	33,485	73,376	6,350	6,417	243,843
30-89 DPD	2	11	84	59	36	710	32	138	1,072
90+ DPD	—	3	27	19	10	372	19	175	625
Government insured/guaranteed loans (1)	1	9	15	38	94	6,979	—	—	7,136
Total	$7,974	12,160	44,230	60,119	33,625	81,437	6,401	6,730	252,676
By updated FICO:
740+	$7,433	11,393	40,928	56,552	31,668	63,638	5,010	3,946	220,568
700-739	360	499	2,127	2,323	1,187	4,729	698	913	12,836
660-699	75	166	737	782	412	2,315	321	551	5,359
620-659	15	50	199	176	102	990	122	286	1,940
<620	8	12	139	136	57	1,288	149	457	2,246
No FICO available	82	31	85	112	105	1,498	101	577	2,591
Government insured/guaranteed loans (1)	1	9	15	38	94	6,979	—	—	7,136
Total	$7,974	12,160	44,230	60,119	33,625	81,437	6,401	6,730	252,676
By updated LTV:
0-80%	$7,830	11,627	41,344	59,390	33,303	73,997	6,324	6,622	240,437
80.01-100%	62	464	2,715	608	147	270	54	69	4,389
>100% (2)	7	34	110	41	24	39	12	15	282
No LTV available	74	26	46	42	57	152	11	24	432
Government insured/guaranteed loans (1)	1	9	15	38	94	6,979	—	—	7,136
Total	$7,974	12,160	44,230	60,119	33,625	81,437	6,401	6,730	252,676
Gross charge-offs	$—	—	—	1	—	22	1	26	50
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2023	2022	2021	2020	2019	Prior
December 31, 2023
By delinquency status:
Current-29 DPD	$13,192	46,065	62,529	35,124	19,364	60,391	8,044	6,735	251,444
30-89 DPD	6	70	58	28	30	724	41	151	1,108
90+ DPD	—	18	12	8	14	327	24	201	604
Government insured/guaranteed loans (1)	5	15	39	97	112	7,300	—	—	7,568
Total	$13,203	46,168	62,638	35,257	19,520	68,742	8,109	7,087	260,724
By updated FICO:
740+	$12,243	42,550	58,827	33,232	18,000	50,938	6,291	4,092	226,173
700-739	679	2,324	2,510	1,219	888	4,478	883	979	13,960
660-699	185	843	861	422	310	2,261	417	601	5,900
620-659	45	227	179	110	66	978	150	322	2,077
<620	11	122	100	64	46	1,245	174	464	2,226
No FICO available	35	87	122	113	98	1,542	194	629	2,820
Government insured/guaranteed loans (1)	5	15	39	97	112	7,300	—	—	7,568
Total	$13,203	46,168	62,638	35,257	19,520	68,742	8,109	7,087	260,724
By updated LTV:
0-80%	$12,434	39,624	61,421	34,833	19,123	61,043	7,903	6,923	243,304
80.01-100%	687	6,286	1,065	232	203	207	103	114	8,897
>100% (2)	51	193	57	33	31	38	21	24	448
No LTV available	26	50	56	62	51	154	82	26	507
Government insured/guaranteed loans (1)	5	15	39	97	112	7,300	—	—	7,568
Total	$13,203	46,168	62,638	35,257	19,520	68,742	8,109	7,087	260,724
Gross charge-offs	$—	1	—	—	2	63	4	66	136
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the Federal Housing Administration (FHA) or the Department of Veterans Affairs (VA). Loans insured/guaranteed by U.S. government agencies and 90+ DPD totaled $2.7 billion and $2.6 billion at September 30, 2024, and December 31, 2023, respectively.
(2)Reflects total loan balances with LTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV.

80	Wells Fargo & Company

Table 5.10 provides the outstanding balances of our credit card loan portfolio by primary credit quality indicators.
The revolving loans converted to term loans in the credit
card loan category represent credit card loans with modified terms that require payment over a specific term.

Table 5.10: Credit Quality Indicators for Credit Card Loans

	September 30, 2024			December 31, 2023
	Revolving loans	Revolving loans converted to term loans		Revolving loans	Revolving loans converted to term loans
(in millions)			Total			Total
By delinquency status:
Current-29 DPD	$53,002	494	53,496	50,428	350	50,778
30-89 DPD	700	65	765	660	49	709
90+ DPD	750	35	785	717	26	743
Total	$54,452	594	55,046	51,805	425	52,230
By updated FICO:
740+	$20,971	27	20,998	19,153	21	19,174
700-739	12,201	69	12,270	11,727	51	11,778
660-699	10,873	121	10,994	10,592	84	10,676
620-659	5,266	108	5,374	5,273	76	5,349
<620	5,018	267	5,285	4,861	192	5,053
No FICO available	123	2	125	199	1	200
Total	$54,452	594	55,046	51,805	425	52,230
Gross charge-offs	$1,986	123	2,109	1,909	100	2,009

Wells Fargo & Company	81

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.11 provides the outstanding balances of our Auto loan portfolio by primary credit quality indicators.
Table 5.11: Credit Quality Indicators for Auto Loans by Vintage

	Term loans by origination year
(in millions)	2024	2023	2022	2021	2020	Prior	Total
September 30, 2024
By delinquency status:
Current-29 DPD	$10,104	10,233	9,491	8,389	2,543	1,018	41,778
30-89 DPD	18	60	279	402	129	69	957
90+ DPD	1	5	27	33	9	5	80
Total	$10,123	10,298	9,797	8,824	2,681	1,092	42,815
By updated FICO:
740+	$6,457	6,905	4,885	3,721	1,057	393	23,418
700-739	1,877	1,496	1,375	1,205	390	153	6,496
660-699	1,211	986	1,171	1,096	349	140	4,953
620-659	395	450	775	781	244	101	2,746
<620	179	456	1,567	1,984	622	294	5,102
No FICO available	4	5	24	37	19	11	100
Total	$10,123	10,298	9,797	8,824	2,681	1,092	42,815
Gross charge-offs	$4	35	190	213	44	19	505
	Term loans by origination year
(in millions)	2023	2022	2021	2020	2019	Prior	Total
December 31, 2023
By delinquency status:
Current-29 DPD	$14,022	13,052	12,376	4,335	2,161	448	46,394
30-89 DPD	43	328	545	195	106	40	1,257
90+ DPD	4	34	49	14	7	3	111
Total	$14,069	13,414	12,970	4,544	2,274	491	47,762
By updated FICO:
740+	$9,460	6,637	5,487	1,853	963	176	24,576
700-739	2,232	1,969	1,861	701	347	68	7,178
660-699	1,405	1,745	1,729	623	295	61	5,858
620-659	572	1,162	1,228	425	195	46	3,628
<620	388	1,876	2,621	915	452	130	6,382
No FICO available	12	25	44	27	22	10	140
Total	$14,069	13,414	12,970	4,544	2,274	491	47,762
Gross charge-offs	$15	265	392	99	52	9	832

82	Wells Fargo & Company

Table 5.12 provides the outstanding balances of our Other consumer loans portfolio by primary credit quality indicators.
Table 5.12: Credit Quality Indicators for Other Consumer Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2024	2023	2022	2021	2020	Prior			Total
September 30, 2024
By delinquency status:
Current-29 DPD	$1,522	2,129	1,354	337	93	70	22,782	114	28,401
30-89 DPD	3	24	23	4	1	2	23	4	84
90+ DPD	1	10	8	2	—	1	13	12	47
Total	$1,526	2,163	1,385	343	94	73	22,818	130	28,532
By updated FICO:
740+	$1,141	1,066	554	144	59	32	978	41	4,015
700-739	211	431	249	61	14	12	424	18	1,420
660-699	77	330	230	52	8	9	346	17	1,069
620-659	14	119	105	25	3	6	126	11	409
<620	7	112	119	39	4	7	142	18	448
No FICO available (1)	76	105	128	22	6	7	20,802	25	21,171
Total	$1,526	2,163	1,385	343	94	73	22,818	130	28,532
Gross charge-offs (2)	$100	133	104	27	4	4	51	8	431
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2023	2022	2021	2020	2019	Prior
December 31, 2023
By delinquency status:
Current-29 DPD	$3,273	2,132	571	167	93	61	21,988	106	28,391
30-89 DPD	24	32	9	1	1	2	17	6	92
90+ DPD	9	14	3	1	—	1	15	13	56
Total	$3,306	2,178	583	169	94	64	22,020	125	28,539
By updated FICO:
740+	$1,911	926	265	85	36	28	1,152	27	4,430
700-739	642	409	107	27	14	10	507	16	1,732
660-699	403	365	93	16	11	8	395	16	1,307
620-659	129	166	45	6	6	5	147	11	515
<620	75	152	49	8	8	6	152	17	467
No FICO available (1)	146	160	24	27	19	7	19,667	38	20,088
Total	$3,306	2,178	583	169	94	64	22,020	125	28,539
Gross charge-offs (2)	$178	158	52	9	9	6	62	11	485
(1)Substantially all loans are revolving securities-based loans originated by the WIM operating segment and therefore do not require a FICO score.
(2)Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	83

Note 5: Loans and Related Allowance for Credit Losses (continued)
NONACCRUAL LOANS Table 5.13 provides loans on nonaccrual status. Nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off.
Table 5.13: Nonaccrual Loans

	Outstanding balance				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Nine months ended September 30,
(in millions)	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	2024	2023
Commercial and industrial	$743	662	58	149	14	14
Commercial real estate	4,115	4,188	110	107	14	22
Lease financing	94	64	15	10	—	—
Total commercial	4,952	4,914	183	266	28	36
Residential mortgage	3,086	3,192	1,965	2,047	136	146
Auto	99	115	—	—	11	15
Other consumer	35	35	—	—	3	3
Total consumer	3,220	3,342	1,965	2,047	150	164
Total nonaccrual loans	$8,172	8,256	2,148	2,313	178	200
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given the related collateral value.
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $693 million and $837 million at September 30, 2024, and December 31, 2023, respectively, which included $537 million and $660 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.
Table 5.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2024	Dec 31, 2023
Total:	$4,139	3,751
Less: government insured/guaranteed loans (1)	2,689	2,646
Total, not government insured/guaranteed	$1,450	1,105
By segment and class, not government insured/guaranteed:
Commercial and industrial	$269	43
Commercial real estate	262	145
Total commercial	531	188
Residential mortgage	28	31
Credit card	785	743
Auto	71	101
Other consumer	35	42
Total consumer	919	917
Total, not government insured/guaranteed	$1,450	1,105
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the FHA or the VA.

84	Wells Fargo & Company

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
Loans that both modify and are paid off or charged-off during the period are not included in the disclosures below. These disclosures do not include loans discharged by a bankruptcy court as the only concession, which were insignificant for the third quarter and first nine months of both 2024 and 2023.
For additional information on our loan modifications to borrowers experiencing financial difficulty, see Note 5 (Loans and Related Allowance for Credit Losses) in our 2023 Form 10-K.
Table 5.15 presents the outstanding balance of modified commercial loans and the related financial effects of these modifications.
Table 5.15: Commercial Loan Modifications and Financial Effects

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Commercial and industrial modifications:
Term extension	$347	187	653	280
All other modifications and combinations	59	106	148	135
Total commercial and industrial modifications	$406	293	801	415
Total commercial and industrial modifications as a % of loan class	0.11%	0.08	0.21	0.11
Financial effects:
Weighted average interest rate reduction (1)	15.74%	15.28	18.81	14.49
Weighted average payments deferred (months)	11	6	9	5
Weighted average term extension (months)	32	13	21	13

Commercial real estate modifications:
Term extension	$1,231	335	1,637	442
All other modifications and combinations	135	—	179	10
Total commercial real estate modifications	$1,366	335	1,816	452
Total commercial real estate modifications as a % of loan class	0.97%	0.22	1.28	0.30
Financial effects:
Weighted average interest rate reduction	0.30%	1.95	0.48	3.54
Weighted average payments deferred (months)	27	6	28	13
Weighted average term extension (months)	19	23	24	21
(1)Includes modifications for small business credit card customers.

Wells Fargo & Company	85

Note 5: Loans and Related Allowance for Credit Losses (continued)
Commercial loans that received a modification in the past 12 months as of September 30, 2024, and subsequently defaulted in the third quarter and first nine months of 2024, were insignificant. Commercial loans that received a modification in the third quarter and first nine months of 2023, and subsequently defaulted in the same period were insignificant.
Table 5.16 provides past due information as of September 30, 2024, for commercial loans that received a modification in the past 12 months and past due information as of September 30, 2023, for commercial loans that received a modification in the first nine months of 2023. For loan modifications that include a payment deferral, payment performance is not included in the table below until the loan exits the deferral period and payments resume. The table also includes the amount of gross charge-offs that occurred on these modifications during the third quarter and first nine months of both 2024 and 2023.
Table 5.16: Payment Performance of Commercial Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended	Nine months ended
September 30, 2024
Commercial and industrial	$789	29	10	828	11	106
Commercial real estate	1,885	27	127	2,039	—	—
Total commercial	$2,674	56	137	2,867	11	106
September 30, 2023
Commercial and industrial	$275	27	2	304	27	42
Commercial real estate	449	2	—	451	—	—
Total commercial	$724	29	2	755	27	42
Table 5.17 presents the outstanding balance of modified consumer loans and the related financial effects of these modifications. Modified loans within the Auto and Other consumer loan classes were insignificant for the third quarter and first nine months of both 2024 and 2023, and accordingly, are excluded from the following tables and disclosures.
Loans in a trial payment period are not included in the following loan modification disclosures until the borrower has successfully completed the trial period and the loan modification is formally executed. Residential mortgage loans in a trial payment period totaled $113 million and $115 million at September 30, 2024 and 2023, respectively.
Table 5.17: Consumer Loan Modifications and Financial Effects

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Residential mortgage modifications (1):
Payment delay	$97	27	290	433
Term extension	11	15	30	55
Term extension and payment delay	22	22	74	73
Interest rate reduction, and term extension, and payment delay	12	18	36	68
All other modifications and combinations	9	15	30	49
Total residential mortgage modifications	$151	97	460	678
Total residential mortgage modifications as a % of loan class	0.06%	0.04	0.18	0.26
Financial effects:
Weighted average interest rate reduction	1.77%	1.68	1.80	1.60
Weighted average payments deferred (months) (2)	6	6	6	4
Weighted average term extension (years)	10.7	9.4	10.8	9.7

Credit card modifications:
Interest rate reduction	$289	151	576	348
Total credit card modifications	$289	151	576	348
Total credit card modifications as a % of loan class	0.53%	0.30	1.05	0.70
Financial effects:
Weighted average interest rate reduction	22.25%	21.79	22.14	21.41
(1)Payment delay modifications include loan modifications that defer a set amount of principal to the end of the loan term. The outstanding balance of loans with principal deferred to the end of the loan term was $87 million and $49 million in third quarter 2024 and 2023, respectively, and $284 million and $174 million for the first nine months of 2024 and 2023, respectively.
(2)Excludes the financial effects of loans with a set amount of principal deferred to the end of the loan term. The weighted average period of principal deferred was 24.8 years and 27.3 years in third quarter 2024 and 2023, respectively, and 24.9 years and 27.0 years for the first nine months of 2024 and 2023, respectively.

86	Wells Fargo & Company

Consumer loans that received a modification within the past 12 months as of September 30, 2024, and subsequently defaulted in the third quarter and first nine months of 2024, totaled $96 million and $171 million, respectively. Consumer loans that received a modification in the third quarter and first nine months of 2023, and subsequently defaulted in the same period totaled $130 million and $251 million, respectively, and primarily related to payment delay modifications in the residential mortgage loan portfolio.
Table 5.18 provides past due information as of September 30, 2024, for consumer loans that received a modification in the past 12 months and past due information as of September 30, 2023, for consumer loans that received a modification in the first nine months of 2023. The table also includes the amount of gross charge-offs that occurred on these modifications during the third quarter and first nine months of both 2024 and 2023.
Table 5.18: Payment Performance of Consumer Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended	Nine months ended
September 30, 2024
Residential mortgage (1)	$411	127	98	636	—	5
Credit card (2)	567	109	74	750	57	140
Total consumer	$978	236	172	1,386	57	145
September 30, 2023
Residential mortgage (1)	$377	80	191	648	1	7
Credit card (2)	261	52	35	348	25	45
Total consumer	$638	132	226	996	26	52
(1)Loan modifications in an active payment deferral are excluded. Includes loans where delinquency status was not reset to current upon exit from the deferral period.
(2)Credit card loans that are past due at the time of the modification do not become current until they have three consecutive months of payment performance.
Commitments to lend additional funds on commercial loans modified during the first nine months of 2024 and 2023, were $317 million and $167 million, respectively, substantially all of which were in the commercial and industrial portfolio.
Commitments to lend additional funds on consumer loans modified during the first nine months of both 2024 and 2023, were insignificant.

Wells Fargo & Company	87

Note 6: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.
We apply the fair value method to residential mortgage
servicing rights (MSRs) and apply the amortization method to commercial MSRs. Table 6.1 presents MSRs, including the changes in MSRs measured using the fair value method and the amortization method.

Table 6.1: Mortgage Servicing Rights

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Residential MSRs at fair value, beginning of period	$7,061	8,251	$7,468	9,310
Originations/purchases	22	36	61	131
Sales and other	(10)	(51)	(307)	(650)
Net additions	12	(15)	(246)	(519)
Changes in fair value:
Due to valuation inputs or assumptions:
Market interest rates (1)	(296)	562	71	699
Servicing and foreclosure costs	(22)	(11)	(51)	(9)
Discount rates	—	(20)	(53)	(45)
Prepayment estimates and other (2)	24	(20)	50	(43)
Net changes in valuation inputs or assumptions	(294)	511	17	602
Changes due to collection/realization of expected cash flows (3)	(235)	(290)	(695)	(936)
Total changes in fair value	(529)	221	(678)	(334)
Residential MSRs at fair value, end of period	6,544	8,457	6,544	8,457
Commercial MSRs at amortized cost, end of period (4)	949	1,069	949	1,069
Total MSRs	$7,493	9,526	$7,493	9,526
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
(4)The estimated fair value of commercial MSRs was $1.4 billion and $1.9 billion, at September 30, 2024 and 2023, respectively.
Table 6.2 provides key weighted-average assumptions used in the valuation of residential MSRs and sensitivity of the current fair value of residential MSRs to immediate adverse changes in those assumptions. See Note 12 (Fair Values of Assets and Liabilities) for additional information on key assumptions for residential MSRs.

Table 6.2: Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Sep 30, 2024	Dec 31, 2023
Fair value of interests held	$6,544	7,468
Expected weighted-average life (in years)	6.3	6.3

Key assumptions:
Prepayment rate assumption (1)	8.5%	8.9
Impact on fair value from 10% adverse change	$(196)	(224)
Impact on fair value from 25% adverse change	(472)	(538)

Discount rate assumption	9.6%	9.4
Impact on fair value from 100 basis point increase	$(259)	(294)
Impact on fair value from 200 basis point increase	(498)	(565)

Cost to service assumption ($ per loan)	104	105
Impact on fair value from 10% adverse change	(138)	(148)
Impact on fair value from 25% adverse change	(345)	(369)
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
result in changes in others, which might magnify or counteract the sensitivities.

88	Wells Fargo & Company

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
Table 6.3: Managed Servicing Portfolio

	Sep 30, 2024		Dec 31, 2023
($ in billions, unless otherwise noted)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Serviced and subserviced for others	$500	539	560	548
Owned loans serviced	254	120	262	128
Total managed servicing portfolio	754	659	822	676
Total serviced for others, excluding subserviced for others	499	530	560	539
MSRs as a percentage of loans serviced for others	1.31%	0.18	1.33	0.19
Weighted average note rate (mortgage loans serviced for others)	3.76	5.22	3.76	5.27
Servicer advances, net of an allowance for uncollectible amounts ($ in millions)	$802	1,159	1,103	1,031
Table 6.4 presents the components of mortgage banking noninterest income.
Table 6.4: Mortgage Banking Noninterest Income

		Quarter ended September 30,		Nine months ended September 30,
(in millions)		2024	2023	2024	2023
Contractually specified servicing fees, late charges and ancillary fees		$462	521	$1,398	1,635
Unreimbursed servicing costs (1)		(31)	(34)	(90)	(112)
Amortization for commercial MSRs (2)		(58)	(59)	(173)	(182)
Changes due to collection/realization of expected cash flows (3)	(A)	(235)	(290)	(695)	(936)
Net servicing fees		138	138	440	405
Changes in fair value of MSRs due to valuation inputs or assumptions (4)	(B)	(294)	511	17	602
Net derivative gains (losses) from economic hedges (5)		309	(569)	(52)	(715)
Market-related valuation changes to residential MSRs, net of hedge results		15	(58)	(35)	(113)
Total net servicing income		153	80	405	292
Net gains on mortgage loan originations/sales (6)		127	113	348	335
Total mortgage banking noninterest income		$280	193	$753	627
Total changes in residential MSRs carried at fair value	(A)+(B)	$(529)	221	$(678)	(334)
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, other interest costs, and transaction costs associated with sales of residential MSRs.
(2)Estimated future amortization expense for commercial MSRs was $58 million for the remainder of 2024, and $213 million, $172 million, $137 million, $116 million, and $83 million for the years ended December 31, 2025, 2026, 2027, 2028, and 2029, respectively.
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
(6)Includes net gains (losses) of $(56) million and $(5) million in the third quarter and first nine months of 2024, respectively, and $119 million and $169 million in the third quarter and first nine months of 2023, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

Wells Fargo & Company	89

Note 7: Intangible Assets and Other Assets
Intangible assets include MSRs, goodwill, and customer relationship and other intangibles. For additional information on MSRs, see Note 6 (Mortgage Banking Activities). Customer relationship and other intangibles, which are included in other assets on our consolidated balance sheet, had a net carrying value of $85 million and $118 million at September 30, 2024, and December 31, 2023, respectively.
Table 7.1 shows the allocation of goodwill to our reportable operating segments.
Table 7.1: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2023	$16,418	2,933	5,375	344	105	25,175
Foreign currency translation	—	(2)	—	—	—	(2)
September 30, 2024	$16,418	2,931	5,375	344	105	25,173
Table 7.2 presents the components of other assets.
Table 7.2: Other Assets

(in millions)	Sep 30, 2024	Dec 31, 2023
Corporate/bank-owned life insurance (1)	$19,734	19,705
Accounts receivable (2)	28,977	30,541
Interest receivable:
AFS and HTM debt securities	1,599	1,616
Loans	3,642	3,933
Trading and other	1,395	1,211
Operating lease assets (lessor)	5,350	5,558
Operating lease ROU assets (lessee)	3,672	3,412
Other (3)	14,219	12,839
Total other assets	$78,588	78,815
(1)Corporate/bank-owned life insurance is recorded at cash surrender value.
(2)Primarily includes derivatives clearinghouse receivables, trade date receivables, and servicer advances, which are recorded at amortized cost.
(3)Primarily includes income tax receivables, prepaid expenses, foreclosed assets, and venture capital investments in consolidated portfolio companies.

90	Wells Fargo & Company

Note 8: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 8 (Leasing Activity) in our 2023 Form 10-K for additional information about our leasing activities.
As a Lessor
Noninterest income on leases, included in Table 8.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $152 million and $172 million for the quarters ended September 30, 2024 and 2023, respectively, and $475 million and $529 million for the first nine months of 2024 and 2023, respectively.
Table 8.1: Leasing Revenue

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Interest income on lease financing	$233	188	$672	533
Other lease revenue:
Variable revenue on lease financing	23	25	69	74
Fixed revenue on operating leases	226	241	694	735
Variable revenue on operating leases	13	9	35	33
Other lease-related revenue (1)	15	16	192	103
Noninterest income on leases	277	291	990	945
Total leasing revenue	$510	479	$1,662	1,478
(1)    Includes net gains (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Table 8.2 presents balances for our operating leases.
Table 8.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Sep 30, 2024	Dec 31, 2023
ROU assets	$3,672	3,412
Lease liabilities	4,255	4,060
Total lease costs, which are included in occupancy expense, were $309 million and $302 million for the quarters ended September 30, 2024 and 2023, respectively, and $905 million and $916 million for the first nine months of 2024 and 2023, respectively.

Wells Fargo & Company	91

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
Series FF.
Table 9.1 summarizes information about our preferred stock.
Table 9.1: Preferred Stock

		September 30, 2024				December 31, 2023
(in millions, except shares)	Earliest redemption date	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	Currently redeemable	97,000	96,546	$—	—	97,000	96,546	$—	—
Preferred Stock:
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A	—	4,025,000	3,967,906	3,968	3,200	4,025,000	3,967,981	3,968	3,200
Series R
6.625% Fixed-to-Floating Non-Cumulative Perpetual Class A	Redeemed	—	—	—	—	34,500	33,600	840	840
Series S
5.90% Fixed-to-Floating Non-Cumulative Perpetual Class A	Redeemed	—	—	—	—	80,000	80,000	2,000	2,000
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A	6/15/2025	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series Y
5.625% Non-Cumulative Perpetual Class A	Currently redeemable	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A	3/15/2025	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A	12/15/2025	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A	3/15/2026	140,400	140,400	3,510	3,510	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A	3/15/2026	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A	9/15/2026	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
Series EE
7.625% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2028	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Series FF
6.85% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2029	80,000	80,000	2,000	2,000	—	—	—	—
Total		4,742,300	4,680,752	$19,376	18,608	4,776,800	4,714,427	$20,216	19,448
(1)At the option of the holder, each share of Series L Preferred Stock may be converted at any time into 6.3814 shares of common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments. If converted within 30 days of certain liquidation or change of control events, the holder may receive up to 16.5916 additional shares, or, at our option, receive an equivalent amount of cash in lieu of common stock. We may convert some or all of the Series L Preferred Stock into shares of common stock if the closing price of our common stock exceeds 130 percent of the conversion price of the Series L Preferred Stock for 20 trading days during any period of 30 consecutive trading days. We declared dividends of $74 million on Series L Preferred Stock for both quarters ended September 30, 2024, and September 30, 2023.

92	Wells Fargo & Company

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
ADVISORY ACCOUNT CASH SWEEP MATTERS The United States Securities and Exchange Commission (SEC) has undertaken an investigation regarding the cash sweep options that the Company provides to investment advisory clients at account opening. The Company is in resolution discussions with the SEC, although there can be no assurance as to the outcome of these discussions. In addition, putative class actions have been filed in federal district courts alleging that the Company breached its fiduciary duties or agreements with regard to rates paid to clients in its cash sweep program.

ANTI-MONEY LAUNDERING AND ECONOMIC SANCTIONS RELATED INVESTIGATIONS Government authorities are conducting inquiries or investigations regarding issues related to the Company’s anti-money laundering and sanctions programs. On September 12, 2024, the Company announced that Wells Fargo Bank, N.A. entered into a formal agreement with the Office of the Comptroller of the Currency (OCC) related to the bank’s anti-money laundering and sanctions risk management practices.

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

Wells Fargo & Company	93

Note 10:  Legal Actions (continued)
similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, the Company entered into an agreement with IKB to resolve IKB’s claims. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

ZELLE INVESTIGATION The Consumer Financial Protection Bureau has been conducting an investigation regarding the handling of customer disputes related to fund transfers made through the Zelle Network.
OUTLOOK As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible losses in excess of the Company’s accrual for probable and estimable losses was approximately $2.0 billion as of September 30, 2024. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

94	Wells Fargo & Company

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
Table 11.1: Notional or Contractual Amounts and Fair Values of Derivatives

	September 30, 2024			December 31, 2023
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$342,859	699	640	357,096	639	570
Commodity contracts	3,722	9	12	2,600	24	12
Foreign exchange contracts	3,455	21	285	4,193	60	395
Total derivatives designated as qualifying hedging instruments		729	937		723	977
Derivatives not designated as hedging instruments
Interest rate contracts	10,075,086	25,722	27,040	10,409,720	31,806	36,312
Commodity contracts	91,151	2,439	2,311	88,491	2,717	2,734
Equity contracts	462,077	16,535	16,476	438,458	13,305	13,810
Foreign exchange contracts	3,504,791	27,636	29,195	2,273,383	24,707	26,762
Credit contracts	47,613	93	46	60,439	113	44
Total derivatives not designated as hedging instruments		72,425	75,068		72,648	79,662
Total derivatives before netting		73,154	76,005		73,371	80,639
Netting		(55,433)	(64,615)		(55,148)	(62,144)
Total		$17,721	11,390		18,223	18,495
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

Wells Fargo & Company	95

Note 11: Derivatives (continued)

Table 11.2: Offsetting of Derivative Assets and Liabilities

	September 30, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$24,365	25,027	29,040	31,809
OTC cleared	673	743	1,581	1,397
Exchange traded	170	158	195	201
Total interest rate contracts	25,208	25,928	30,816	33,407
Commodity contracts
OTC	1,785	1,859	2,014	2,254
Exchange traded	405	286	512	356
Total commodity contracts	2,190	2,145	2,526	2,610
Equity contracts
OTC	6,729	9,843	5,375	8,501
Exchange traded	7,785	5,258	4,790	3,970
Total equity contracts	14,514	15,101	10,165	12,471
Foreign exchange contracts
OTC	27,477	29,204	24,511	26,961
Total foreign exchange contracts	27,477	29,204	24,511	26,961
Credit contracts
OTC	89	40	77	39
Total credit contracts	89	40	77	39
Total derivatives subject to enforceable master netting arrangements, gross	69,478	72,418	68,095	75,488
Less: Gross amounts offset
Counterparty netting (1)	(52,158)	(52,075)	(50,692)	(50,606)
Cash collateral netting	(3,275)	(12,540)	(4,456)	(11,538)
Total derivatives subject to enforceable master netting arrangements, net	14,045	7,803	12,947	13,344
Derivatives not subject to enforceable master netting arrangements	3,676	3,587	5,276	5,151
Total derivatives recognized in consolidated balance sheet, net	17,721	11,390	18,223	18,495
Non-cash collateral	(2,097)	(1,330)	(2,587)	(4,388)
Total Derivatives, net	$15,624	10,060	15,636	14,107
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in our consolidated balance sheet, including portfolio level counterparty valuation adjustments related to customer accommodation and other trading derivatives. Counterparty valuation adjustments related to derivative assets were $299 million and $292 million and debit valuation adjustments related to derivative liabilities were $215 million and $222 million as of September 30, 2024, and December 31, 2023, respectively, and were primarily related to interest rate contracts.
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
We estimate $359 million pre-tax of deferred net losses related to cash flow hedges in OCI at September 30, 2024, will be reclassified into net interest income during the next twelve months. For cash flow hedges as of September 30, 2024, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of approximately 8 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2023 Form 10-K.
Table 11.3 and Table 11.4 show the net gains (losses) related to derivatives in cash flow and fair value hedging relationships, respectively.

96	Wells Fargo & Company

Table 11.3: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Other interest income	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$14,618	3,465	(3,163)	N/A	1,321
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(131)	(90)	—	(221)	221
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	1,094
Total gains (losses) (pre-tax) on interest rate contracts	(131)	(90)	—	(221)	1,315
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(1)	(1)	1
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(131)	(90)	(1)	(222)	1,316
Quarter ended September 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$14,755	2,921	(3,039)	N/A	(542)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(69)	(135)	—	(204)	204
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(757)
Total gains (losses) (pre-tax) on interest rate contracts	(69)	(135)	—	(204)	(553)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	2
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(69)	(135)	(2)	(206)	(551)
Nine months ended September 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$43,897	10,585	(9,676)	N/A	557
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(343)	(329)	—	(672)	672
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(136)
Total gains (losses) (pre-tax) on interest rate contracts	(343)	(329)	—	(672)	536
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(5)	(5)	5
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(5)	(5)	5
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(343)	(329)	(5)	(677)	541
Nine months ended September 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$42,188	7,299	(8,243)	N/A	(850)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(190)	(308)	—	(498)	498
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1,374)
Total gains (losses) (pre-tax) on interest rate contracts	(190)	(308)	—	(498)	(876)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(6)	(6)	6
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(6)	(6)	6
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(190)	(308)	(6)	(504)	(870)

Wells Fargo & Company	97

Note 11: Derivatives (continued)

Table 11.4: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income		Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Net gains from trading and securities	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,630	(6,445)	(3,163)	1,248	596	N/A	1,321
Interest contracts
Amounts related to cash flows on derivatives	234	(123)	(1,014)	—	—	(903)	N/A
Recognized on derivatives	(1,115)	565	5,177	—	—	4,627	—
Recognized on hedged items	1,108	(566)	(5,185)	—	—	(4,643)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	227	(124)	(1,022)	—	—	(919)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(34)	—	—	(34)	N/A
Recognized on derivatives	—	—	30	76	—	106	5
Recognized on hedged items	—	—	(36)	(76)	—	(112)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(40)	—	—	(40)	5
Commodity contracts
Recognized on derivatives	—	—	—	—	(300)	(300)	—
Recognized on hedged items	—	—	—	—	308	308	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	8	8	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$227	(124)	(1,062)	—	8	(951)	5
Quarter ended September 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,178	(4,608)	(3,039)	1,246	381	N/A	(542)
Interest contracts
Amounts related to cash flows on derivatives	263	(114)	(956)	—	—	(807)	N/A
Recognized on derivatives	668	5	(3,970)	—	—	(3,297)	—
Recognized on hedged items	(659)	11	3,973	—	—	3,325	N/A
Total gains (losses) (pre-tax) on interest rate contracts	272	(98)	(953)	—	—	(779)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(38)	—	—	(38)	N/A
Recognized on derivatives	—	—	(10)	—	(7)	(17)	9
Recognized on hedged items	—	—	7	—	6	13	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(41)	—	(1)	(42)	9
Commodity contracts
Recognized on derivatives	—	—	—	—	84	84	—
Recognized on hedged items	—	—	—	—	(44)	(44)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	40	40	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$272	(98)	(994)	—	39	(781)	9
(continued on following page)

98	Wells Fargo & Company

(continued from previous page)

	Net interest income			Noninterest income		Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Net gains from trading and securities	Other	Derivative gains (losses)	Derivative gains (losses)
Nine months ended September 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$13,362	(18,405)	(9,676)	4,217	1,925	N/A	557
Interest contracts
Amounts related to cash flows on derivatives	756	(384)	(3,007)	—	—	(2,635)	N/A
Recognized on derivatives	(541)	247	2,363	—	—	2,069	—
Recognized on hedged items	539	(250)	(2,395)	—	—	(2,106)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	754	(387)	(3,039)	—	—	(2,672)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(92)	—	—	(92)	N/A
Recognized on derivatives	—	—	18	(4)	—	14	16
Recognized on hedged items	—	—	(30)	6	—	(24)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(104)	2	—	(102)	16
Commodity contracts
Recognized on derivatives	—	—	—	—	(532)	(532)	—
Recognized on hedged items	—	—	—	—	561	561	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	29	29	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$754	(387)	(3,143)	2	29	(2,745)	16
Nine months ended September 30, 2023
Total amounts presented in the consolidated statement of income and other comprehensive income	$11,998	(11,174)	(8,243)	3,263	1,373	N/A	(850)
Interest contracts
Amounts related to cash flows on derivatives	863	(226)	(2,488)	—	—	(1,851)	N/A
Recognized on derivatives	905	(166)	(4,199)	—	—	(3,460)	—
Recognized on hedged items	(904)	181	4,188	—	—	3,465	N/A
Total gains (losses) (pre-tax) on interest rate contracts	864	(211)	(2,499)	—	—	(1,846)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(189)	—	—	(189)	N/A
Recognized on derivatives	—	—	24	—	20	44	20
Recognized on hedged items	—	—	(39)	—	(15)	(54)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(204)	—	5	(199)	20
Commodity contracts
Recognized on derivatives	—	—	—	—	181	181	—
Recognized on hedged items	—	—	—	—	(109)	(109)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	72	72	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$864	(211)	(2,703)	—	77	(1,973)	20

Wells Fargo & Company	99

Note 11: Derivatives (continued)

Table 11.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

Table 11.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (2)	Hedge accounting basis adjustment assets/(liabilities)
September 30, 2024
Available-for-sale debt securities (4)(5)	$37,067	(1,307)	9,820	343
Other assets (6)	3,520	258	—	—
Interest-bearing deposits	(70,958)	(353)	—	—
Long-term debt	(157,339)	8,439	—	—
December 31, 2023
Available-for-sale debt securities (4)	$55,898	(2,384)	13,418	504
Other assets (6)	2,262	67	—	—
Interest-bearing deposits	(89,641)	(101)	—	—
Long-term debt	(146,940)	10,990	—	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $280 million and $404 million for AFS debt securities where only foreign currency risk is the designated hedged risk as of September 30, 2024, and December 31, 2023, respectively.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $618 million and $731 million of long-term debt cumulative basis adjustments as of September 30, 2024, and December 31, 2023, respectively, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Carrying amount represents the amortized cost.
(5)The balance includes cumulative basis adjustments of $58 million and $(46) million as of September 30, 2024, and December 31, 2023, respectively, related to certain AFS debt securities designated as the hedged item in a fair value hedge using the portfolio layer method. At September 30, 2024, the aggregated designated hedged items using the portfolio layer method had a carrying amount of $16.3 billion from closed portfolios of financial assets totaling $16.3 billion. At December 31, 2023, the aggregated designated hedged items using the portfolio layer method had a carrying amount of $25.8 billion from closed portfolios of financial assets totaling $28.2 billion.
(6)Other assets consists of hedged physical commodity inventory.
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
Table 11.6: Gains (Losses) on Derivatives Not Designated as Hedging Instruments

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Interest rate contracts (1)	$392	(788)	$(37)	(945)
Equity contracts (2)	27	(300)	153	(281)
Foreign exchange contracts (3)	(649)	337	(481)	(356)
Credit contracts (4)	—	5	8	4
Net gains (losses) recognized related to derivatives not designated as hedging instruments	$(230)	(746)	$(357)	(1,578)
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

100	Wells Fargo & Company

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
Table 11.7 provides details of sold credit derivatives.
Table 11.7: Sold Credit Derivatives

	Notional amount
(in millions)	Protection sold	Protection sold – non-investment grade
September 30, 2024
Credit default swaps	$12,569	1,282
Risk participation swaps	5,993	3,787
Total credit derivatives	$18,562	5,069
December 31, 2023
Credit default swaps	$18,453	1,399
Risk participation swaps	6,632	6,485
Total credit derivatives	$25,085	7,884

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
Table 11.8: Credit-Risk Contingent Features

(in billions)	Sep 30, 2024	Dec 31, 2023
Net derivative liabilities with credit-risk contingent features	$22.1	23.7
Collateral posted	19.6	21.4
Additional collateral to be posted upon a below investment grade credit rating (1)	2.5	2.3
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

Wells Fargo & Company	101

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

102	Wells Fargo & Company

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 12.1: Fair Value on a Recurring Basis

	September 30, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$38,916	3,973	—	42,889	32,178	3,027	—	35,205
Collateralized loan obligations	—	931	76	1,007	—	762	64	826
Corporate debt securities	—	17,135	55	17,190	—	12,859	82	12,941
Federal agency mortgage-backed securities	—	52,326	—	52,326	—	42,944	—	42,944
Non-agency mortgage-backed securities	—	1,611	4	1,615	—	1,477	10	1,487
Other debt securities	—	5,648	2	5,650	—	3,898	1	3,899
Total trading debt securities	38,916	81,624	137	120,677	32,178	64,967	157	97,302
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	28,956	—	—	28,956	45,467	—	—	45,467
Securities of U.S. states and political subdivisions	—	12,633	19	12,652	—	20,009	57	20,066
Federal agency mortgage-backed securities	—	120,092	—	120,092	—	59,578	—	59,578
Non-agency mortgage-backed securities	—	1,952	—	1,952	—	2,748	1	2,749
Collateralized loan obligations	—	1,725	—	1,725	—	1,533	—	1,533
Other debt securities	—	444	183	627	—	892	163	1,055
Total available-for-sale debt securities	28,956	136,846	202	166,004	45,467	84,760	221	130,448
Loans held for sale	—	5,449	233	5,682	—	2,444	448	2,892
Mortgage servicing rights (residential)	—	—	6,544	6,544	—	—	7,468	7,468
Derivative assets (gross):
Interest rate contracts	170	24,750	1,501	26,421	195	31,434	816	32,445
Commodity contracts	—	2,434	14	2,448	—	2,723	18	2,741
Equity contracts	97	16,277	161	16,535	71	13,041	193	13,305
Foreign exchange contracts	—	27,594	63	27,657	—	24,730	37	24,767
Credit contracts	—	88	5	93	—	74	39	113
Total derivative assets (gross)	267	71,143	1,744	73,154	266	72,002	1,103	73,371
Equity securities	17,493	4,812	56	22,361	10,849	8,949	43	19,841
Other assets	—	—	107	107	—	—	49	49
Total assets prior to derivative netting	$85,632	299,874	9,023	394,529	88,760	233,122	9,489	331,371
Derivative netting (1)				(55,433)				(55,148)
Total assets after derivative netting				$339,096				276,223
Derivative liabilities (gross):
Interest rate contracts	$(158)	(24,552)	(2,970)	(27,680)	(201)	(32,298)	(4,383)	(36,882)
Commodity contracts	—	(2,310)	(13)	(2,323)	—	(2,719)	(27)	(2,746)
Equity contracts	(46)	(14,940)	(1,490)	(16,476)	(35)	(12,108)	(1,667)	(13,810)
Foreign exchange contracts	—	(29,466)	(14)	(29,480)	—	(27,138)	(19)	(27,157)
Credit contracts	—	(42)	(4)	(46)	—	(39)	(5)	(44)
Total derivative liabilities (gross)	(204)	(71,310)	(4,491)	(76,005)	(236)	(74,302)	(6,101)	(80,639)
Short-sale and other liabilities	(22,743)	(7,203)	(63)	(30,009)	(19,695)	(5,776)	(83)	(25,554)
Interest-bearing deposits	—	(1,087)	—	(1,087)	—	(1,297)	—	(1,297)
Long-term debt	—	(3,774)	—	(3,774)	—	(2,308)	—	(2,308)
Total liabilities prior to derivative netting	$(22,947)	$(83,374)	(4,554)	(110,875)	(19,931)	(83,683)	(6,184)	(109,798)
Derivative netting (1)				64,615				62,144
Total liabilities after derivative netting				$(46,260)				(47,654)
(1)Represents balance sheet netting of derivative asset and liability balances, related cash collateral, and portfolio level counterparty valuation adjustments. See Note 11 (Derivatives) for additional information.

Wells Fargo & Company	103

Note 12: Fair Values of Assets and Liabilities (continued)
Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.
Table 12.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended September 30, 2024
Trading debt securities	$166	(15)	10	(42)	4	16	(2)	137	(11)	(6)
Available-for-sale debt securities	187	11	5	—	(2)	1	—	202	10	(6)
Loans held for sale	222	5	17	(23)	(21)	48	(15)	233	4	(7)
Mortgage servicing rights (residential) (8)	7,061	(529)	22	(10)	—	—	—	6,544	(294)	(7)
Net derivative assets and liabilities:
Interest rate contracts	(4,588)	2,317	—	—	810	(8)	—	(1,469)	3,000
Equity contracts	(1,299)	(168)	—	—	205	(106)	39	(1,329)	(64)
Other derivative contracts	20	111	7	(1)	(82)	(4)	—	51	59
Total derivative contracts	(5,867)	2,260	7	(1)	933	(118)	39	(2,747)	2,995	(9)
Equity securities	53	3	7	(7)	—	—	—	56	2	(6)
Other assets and liabilities	97	(54)	—	1	—	—	—	44	(54)	(10)
Quarter ended September 30, 2023
Trading debt securities	$132	12	5	(8)	(3)	22	(24)	136	1	(6)
Available-for-sale debt securities	230	15	33	(32)	(3)	49	—	292	(10)	(6)
Loans held for sale	486	(5)	53	(38)	(37)	28	(6)	481	(13)	(7)
Mortgage servicing rights (residential) (8)	8,251	221	36	(51)	—	—	—	8,457	511	(7)
Net derivative assets and liabilities:
Interest rate contracts	(5,638)	(2,019)	—	—	813	(37)	8	(6,873)	(1,350)
Equity contracts	(1,381)	5	—	—	68	(25)	79	(1,254)	50
Other derivative contracts	(1)	(32)	6	(1)	17	—	(2)	(13)	(13)
Total derivative contracts	(7,020)	(2,046)	6	(1)	898	(62)	85	(8,140)	(1,313)	(9)
Equity securities	27	17	7	(6)	—	1	—	46	14	(6)
Other assets and liabilities	(58)	105	—	—	—	—	—	47	105	(10)
Nine months ended September 30, 2024
Trading debt securities	$157	(12)	135	(181)	(8)	64	(18)	137	(11)	(6)
Available-for-sale debt securities	221	7	20	—	(17)	1	(30)	202	8	(6)
Loans held for sale	448	2	110	(118)	(74)	105	(240)	233	1	(7)
Mortgage servicing rights (residential) (8)	7,468	(678)	61	(307)	—	—	—	6,544	17	(7)
Net derivative assets and liabilities:
Interest rate contracts	(3,567)	(152)	—	—	2,258	(8)	—	(1,469)	1,709
Equity contracts	(1,474)	(440)	—	—	557	(150)	178	(1,329)	(30)
Other derivative contracts	43	219	9	(3)	(215)	(4)	2	51	12
Total derivative contracts	(4,998)	(373)	9	(3)	2,600	(162)	180	(2,747)	1,691	(9)
Equity securities	43	12	16	(15)	—	—	—	56	10	(6)
Other assets and liabilities	(34)	78	—	—	—	—	—	44	78	(10)
Nine months ended September 30, 2023
Trading debt securities	$185	5	112	(156)	(7)	77	(80)	136	(9)	(6)
Available-for-sale debt securities	276	(9)	109	(32)	(13)	304	(343)	292	(28)	(6)
Loans held for sale	793	(5)	220	(267)	(102)	93	(251)	481	(27)	(7)
Mortgage servicing rights (residential) (8)	9,310	(334)	131	(650)	—	—	—	8,457	602	(7)
Net derivative assets and liabilities:
Interest rate contracts	(2,582)	(4,594)	1	(1)	1,748	(1,467)	22	(6,873)	(3,082)
Equity contracts	(1,224)	(458)	—	—	402	(80)	106	(1,254)	(48)
Other derivative contracts	9	(95)	12	(3)	68	(2)	(2)	(13)	(67)
Total derivative contracts	(3,797)	(5,147)	13	(4)	2,218	(1,549)	126	(8,140)	(3,197)	(9)
Equity securities	20	1	11	(9)	—	23	—	46	3	(6)
Other assets and liabilities	(167)	214	—	—	—	—	—	47	214	(10)
(1)All amounts represent net gains (losses) included in net income except for AFS debt securities and other assets and liabilities which also included net gains (losses) in other comprehensive income. Net gains (losses) included in other comprehensive income for AFS debt securities were $10 million and $8 million for the third quarter and first nine months of 2024, respectively, and $(9) million and $(28) million for the third quarter and first nine months of 2023, respectively. Net gains (losses) included in other comprehensive income for other assets and liabilities were $(10) million and $(20) million for the third quarter and first nine months of 2024, respectively, and $(13) million and $(8) million for the third quarter and first nine months of 2023, respectively.
(2)Includes originations of mortgage servicing rights and loans held for sale.
(3)All assets and liabilities transferred into Level 3 were previously classified within Level 2.
(4)All assets and liabilities transferred out of Level 3 are classified as Level 2.
(5)All amounts represent net unrealized gains (losses) related to assets and liabilities held at period end included in net income except for AFS debt securities and other assets and liabilities which also included net unrealized gains (losses) related to assets and liabilities held at period end in other comprehensive income. Net unrealized gains (losses) included in other comprehensive income for AFS debt securities were $10 million for both the third quarter and first nine months of 2024, and $(8) million and $(25) million for the third quarter and first nine months of 2023, respectively. Net unrealized gains (losses) included in other comprehensive income for other assets and liabilities were $(10) million and $(20) million for the third quarter and first nine months of 2024, respectively, and $(13) million and $(8) million for the third quarter and first nine months of 2023, respectively.
(6)Included in net gains from trading and securities on our consolidated statement of income.
(7)Included in mortgage banking income on our consolidated statement of income.
(8)For additional information on the changes in mortgage servicing rights, see Note 6 (Mortgage Banking Activities).
(9)Included in mortgage banking income, net gains from trading and securities, and other noninterest income on our consolidated statement of income.
(10)Included in other noninterest income on our consolidated statement of income.

104	Wells Fargo & Company

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
Table 12.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3		Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
September 30, 2024
Trading and available-for-sale debt securities	$19		Discounted cash flow	Discount rate	2.5	-	6.5%		3.5
	137		Market comparable pricing	Comparability adjustment	(33.5)	-	56.5		25.0
	183		Market comparable pricing	Multiples	1.0x	-	13.6x		5.4x
Loans held for sale	159		Discounted cash flow	Default rate	0.0	-	30.1%		1.7
				Discount rate	0.8	-	17.8		8.6
				Loss severity	0.0	-	59.4		17.6
				Prepayment rate	2.3	-	15.8		11.4
	74		Market comparable pricing	Comparability adjustment	(2.8)	-	1.6		0.0
Mortgage servicing rights (residential)	6,544		Discounted cash flow	Cost to service per loan (1)	$59	-	457		104
				Discount rate	8.8	-	14.9%		9.6
				Prepayment rate (2)	7.3	-	21.0		8.5
Net derivative assets and (liabilities):
Interest rate contracts	(1,465)		Discounted cash flow	Discount rate	3.3	-	4.7		3.7
	(16)		Discounted cash flow	Default rate	0.4	-	1.1		0.5
				Loss severity	50.0	-	50.0		50.0
Interest rate contracts: derivative loan commitments	12		Discounted cash flow	Fall-out factor	1.0	-	99.0		28.2
				Initial-value servicing	(34.9)	-	141.0	bps	(6.8)
Equity contracts	(811)		Discounted cash flow	Conversion factor	(1.9)	-	0.0%		(1.5)
				Weighted average life	1.3	-	4.3	yrs	2.3
	(518)		Option model	Correlation factor	(70.0)	-	99.0%		67.8
				Volatility factor	6.5	-	120.0		39.9
Insignificant Level 3 assets, net of liabilities	151
Total Level 3 assets, net of liabilities	$4,469	(3)
December 31, 2023
Trading and available-for-sale debt securities	$60		Discounted cash flow	Discount rate	2.7	-	7.3%		4.7
	157		Market comparable pricing	Comparability adjustment	(27.1)	-	20.1		(1.9)
	161		Market comparable pricing	Multiples	1.2x	-	10.3x		5.6x
Loans held for sale	359		Discounted cash flow	Default rate	0.0	-	28.0%		1.1
				Discount rate	1.7	-	15.4		9.8
				Loss severity	0.0	-	58.1		15.7
				Prepayment rate	2.6	-	12.1		10.6
	89		Market comparable pricing	Comparability adjustment	(6.4)	-	1.1		(1.1)
Mortgage servicing rights (residential)	7,468		Discounted cash flow	Cost to service per loan (1)	$52	-	527		105
				Discount rate	8.9	-	13.9%		9.4
				Prepayment rate (2)	7.3	-	24.3		8.9
Net derivative assets and (liabilities):
Interest rate contracts	(3,501)		Discounted cash flow	Discount rate	3.6	-	5.4		4.2
	(36)		Discounted cash flow	Default rate	0.4	-	5.0		1.2
				Loss severity	50.0	-	50.0		50.0
				Prepayment rate	22.0	-	22.0		22.0
Interest rate contracts: derivative loan commitments	(30)		Discounted cash flow	Fall-out factor	1.0	-	99.0		30.2
				Initial-value servicing	(5.5)	-	141.0	bps	10.0
Equity contracts	(1,020)		Discounted cash flow	Conversion factor	(6.9)	-	0.0%		(6.4)
				Weighted average life	0.5	-	2.0	yrs	1.1
	(454)		Option model	Correlation factor	(67.0)	-	99.0%		73.8
				Volatility factor	6.5	-	147.0		38.6
Insignificant Level 3 assets, net of liabilities	52
Total Level 3 assets, net of liabilities	$3,305	(3)
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans, the range is $59 - $163 at September 30, 2024, and $52 - $167 at December 31, 2023.
(2)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
(3)Consists of total Level 3 assets of $9.0 billion and $9.5 billion and total Level 3 liabilities of $4.6 billion and $6.2 billion, before netting of derivative balances, at September 30, 2024, and December 31, 2023, respectively.

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
Table 12.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of September 30, 2024, and December 31, 2023, and for which a nonrecurring fair value adjustment was recorded during the nine months ended September 30, 2024, and the year ended December 31, 2023.
Table 12.4: Fair Value on a Nonrecurring Basis

	September 30, 2024			December 31, 2023
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$461	271	732	326	297	623
Loans:
Commercial	1,118	—	1,118	1,565	—	1,565
Consumer	82	—	82	97	—	97
Total loans	1,200	—	1,200	1,662	—	1,662
Equity securities	1,048	1,479	2,527	2,086	2,354	4,440
Other assets	3,652	23	3,675	2,451	58	2,509
Total assets at fair value on a nonrecurring basis	$6,361	1,773	8,134	6,525	2,709	9,234
(1)Consists of commercial mortgages and residential mortgage – first lien loans.
Table 12.5 presents the gains (losses) on certain assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 12.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustment

	Nine months ended September 30,
(in millions)	2024	2023
Loans held for sale	$10	(33)
Loans:
Commercial	(786)	(329)
Consumer	(411)	(550)
Total loans	(1,197)	(879)
Equity securities (1)	(156)	(681)
Other assets (2)	450	(180)
Total	$(893)	(1,773)
(1)Includes impairment of equity securities and observable price changes related to equity securities accounted for under the measurement alternative.
(2)Includes impairment of operating lease ROU assets, valuation of physical commodities, valuation losses on foreclosed real estate, and other collateral owned, and impairment of venture capital investments in consolidated portfolio companies.

106	Wells Fargo & Company

Table 12.6 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets that are measured at fair value on a nonrecurring basis and determined using an internal model. The table is limited to financial instruments that had nonrecurring fair value adjustments during the periods presented. Weighted averages of inputs are calculated using outstanding unpaid principal balance for cash instruments, such as loans, and carrying value prior to the nonrecurring fair value measurement for equity securities and venture capital and private equity investments in consolidated portfolio companies.
Table 12.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)	Range of Inputs Positive (Negative)			Weighted Average
September 30, 2024
Loans held for sale	$271	Discounted cash flow	Default rate	0.2	-	88.5%	17.2
			Discount rate	2.8	-	12.8	5.2
			Loss severity	6.6	-	58.0	15.9
			Prepayment rate	2.3	-	33.7	12.4
Equity securities	1,009	Market comparable pricing	Multiples	1.0x	-	7.9x	2.2x
	470	Market comparable pricing	Comparability Adjustment	(100.0)	-	2.3%	(40.3)
Insignificant Level 3 assets	23
Total	$1,773
December 31, 2023
Loans held for sale	$297	Discounted cash flow	Default rate	0.1	-	95.8%	17.5
			Discount rate	3.0	-	13.2	5.8
			Loss severity	5.4	-	58.6	16.6
			Prepayment rate	2.1	-	33.8	11.8
Equity securities	1,721	Market comparable pricing	Multiples	0.7x	-	27.1x	8.4x
	591	Market comparable pricing	Comparability Adjustment	(100.0)	-	(11.5)%	(42.9)
	42	Discounted cash flow	Discount rate	5.0	-	5.0	5.0
Insignificant Level 3 assets	58
Total	$2,709
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
Table 12.7: Fair Value Option

	September 30, 2024			December 31, 2023
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale (1)	$5,682	5,796	(114)	2,892	3,119	(227)
Interest-bearing deposits	(1,087)	(1,087)	—	(1,297)	(1,298)	1
Long-term debt (2)	(3,774)	(4,331)	557	(2,308)	(2,864)	556
(1)Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at September 30, 2024, and December 31, 2023.
(2)Includes zero coupon notes for which the aggregate unpaid principal amount reflects the contractual principal due at maturity.
Table 12.8 reflects amounts included in earnings related to initial measurement and subsequent changes in fair value, by income statement line item, for assets and liabilities for which the fair value option was elected. Amounts recorded in net interest income are excluded from the table below.

Table 12.8: Gains (Losses) on Changes in Fair Value Included in Earnings

	2024			2023
(in millions)	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income
Quarter ended September 30,
Loans held for sale	$65	13	—	30	8	(44)
Interest-bearing deposits	—	(6)	—	—	(4)	—
Long-term debt	—	(56)	—	—	10	—
Nine months ended September 30,
Loans held for sale	$108	28	—	161	33	(48)
Interest-bearing deposits	—	(2)	—	—	(4)	—
Long-term debt	—	3	—	—	(11)	—
For performing loans, instrument-specific credit risk gains or losses are derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. For LHFS accounted for under the fair value option, instrument-specific credit gains or losses were insignificant during the third quarter and first nine months of both 2024 and 2023.
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

108	Wells Fargo & Company

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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 12.9. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $505 million and $575 million at September 30, 2024, and December 31, 2023, respectively.
The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.
Table 12.9: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2024
Financial assets
Cash and due from banks (1)	$33,530	33,530	—	—	33,530
Interest-earning deposits with banks (1)	152,016	151,638	378	—	152,016
Federal funds sold and securities purchased under resale agreements (1)	105,390	—	105,390	—	105,390
Held-to-maturity debt securities	243,151	2,261	206,496	2,959	211,716
Loans held for sale	1,593	—	1,265	377	1,642
Loans, net (2)	879,108	—	45,160	806,535	851,695
Equity securities (cost method)	3,916	—	—	4,003	4,003
Total financial assets	$1,418,704	187,429	358,689	813,874	1,359,992
Financial liabilities
Deposits (3)	$161,358	—	85,648	75,244	160,892
Short-term borrowings	111,629	—	111,630	—	111,630
Long-term debt (4)	178,225	—	180,614	2,323	182,937
Total financial liabilities	$451,212	—	377,892	77,567	455,459
December 31, 2023
Financial assets
Cash and due from banks (1)	$33,026	33,026	—	—	33,026
Interest-earning deposits with banks (1)	204,193	203,960	233	—	204,193
Federal funds sold and securities purchased under resale agreements (1)	80,456	—	80,456	—	80,456
Held-to-maturity debt securities	262,708	2,288	222,209	2,819	227,316
Loans held for sale	2,044	—	848	1,237	2,085
Loans, net (2)	905,764	—	52,127	818,358	870,485
Equity securities (cost method)	5,276	—	—	5,344	5,344
Total financial assets	$1,493,467	239,274	355,873	827,758	1,422,905
Financial liabilities
Deposits (3)	$190,970	—	127,738	62,372	190,110
Short-term borrowings	89,340	—	89,340	—	89,340
Long-term debt (4)	205,261	—	205,705	2,028	207,733
Total financial liabilities	$485,571	—	422,783	64,400	487,183
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing with a carrying amount of $16.3 billion and $16.2 billion at September 30, 2024, and December 31, 2023, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.2 trillion at both September 30, 2024, and December 31, 2023.
(4)Excludes obligations under finance leases of $16 million and $19 million at September 30, 2024, and December 31, 2023, respectively.

Wells Fargo & Company	109

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
We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from certain loan securitizations, which becomes exercisable based on delinquency status such as when three scheduled loan payments are past due. When we have the unilateral option to repurchase a loan, we recognize the loan and a corresponding liability on our balance sheet regardless of our intent to repurchase the loan, and the loans remain pledged to the securitization. At September 30, 2024, and December 31, 2023, we recorded assets and related liabilities of $1.3 billion and $1.0 billion, respectively, where we did not exercise our option to repurchase eligible loans. We repurchased loans of $14 million and $122 million, during the third quarter and first nine months of 2024, respectively, and $49 million and $240 million during the third quarter and first nine months of 2023, respectively.
Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties as well as other recourse arrangements. At September 30, 2024, and December 31, 2023, our liability for these repurchase and recourse arrangements was $194 million and $229 million, respectively, and the maximum exposure to loss was $13.7 billion and $13.6 billion at September 30, 2024, and December 31, 2023, respectively.
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

110	Wells Fargo & Company

include both transactions with the GSEs or GNMA and nonconforming transactions. These commercial mortgage loans are carried at the lower of cost or market, and we recognize gains on such transfers when the market value is greater than the carrying value of the loan when it is sold.
Table 13.1: Transfers with Continuing Involvement

	2024		2023
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended September 30,
Assets sold	$2,220	5,670	2,810	3,189
Proceeds from transfer (1)	2,220	5,702	2,810	3,243
Net gains (losses) on sale	—	32	—	54

Continuing involvement (2):
Servicing rights recognized	$21	27	36	27
Securities recognized (3)	—	21	—	39
Nine months ended September 30,
Assets sold	$5,920	10,955	11,188	6,488
Proceeds from transfer (1)	5,920	11,061	11,188	6,606
Net gains (losses) on sale	—	106	—	118

Continuing involvement (2):
Servicing rights recognized	$56	53	129	61
Securities recognized (3)	—	69	—	87
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(2)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(3)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $1.1 billion and $2.8 billion during the third quarter and first nine months of 2024, respectively, and $1.3 billion and $5.0 billion during the third quarter and first nine months of 2023, respectively.
In the normal course of business, we purchase certain
non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We also provide seller financing in the form of loans. We received cash flows of $82 million and $274 million during the third quarter and first nine months of 2024, respectively, and $58 million and $199 million during the third quarter and first nine months of 2023, respectively, related to principal and interest payments on these securities and loans, which exclude cash flows related to trading activities.
Table 13.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.
Table 13.2: Residential MSRs – Assumptions at Securitization Date

	2024	2023
Quarter ended September 30,
Prepayment rate (1)	19.9%	16.0
Discount rate	9.9	9.9
Cost to service ($ per loan)	$69	131
Nine months ended September 30,
Prepayment rate (1)	18.1%	17.2
Discount rate	10.1	9.7
Cost to service ($ per loan)	$180	171
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
See Note 12 (Fair Values of Assets and Liabilities) and
Note 6 (Mortgage Banking Activities) for additional information on key assumptions for residential MSRs.
RESECURITIZATION ACTIVITIES We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or guaranteed by GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. During the nine months ended September 30, 2024 and 2023, we transferred trading debt securities of $6.4 billion and $10.6 billion, respectively, to resecuritization VIEs, and retained trading debt securities of $418 million and $284 million, respectively. These amounts are not included in Table 13.1. As of September 30, 2024, and December 31, 2023, we held $711 million and $984 million of trading debt securities, respectively. Total resecuritization VIE assets, to which we sold assets and hold an interest, were $44.6 billion and $52.0 billion at September 30, 2024, and December 31, 2023, respectively. Total resecuritization VIE assets were $107.1 billion and $110.4 billion at September 30, 2024, and December 31, 2023, respectively.

Wells Fargo & Company	111

Note 13: Securitizations and Variable Interest Entities (continued)
Sold or Securitized Loans Serviced for Others
Table 13.3 presents information about loans that we have originated and sold or securitized in which we have ongoing involvement as servicer. For loans sold or securitized where servicing is our only form of continuing involvement, we generally experience a loss only if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts. Table 13.3 excludes mortgage loans sold to and held or securitized by GSEs or GNMA of $538.1 billion and $592.5 billion at September 30, 2024, and December 31, 2023, respectively. Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status. Delinquent loans and foreclosed assets related to loans sold to and held or securitized by GSEs and GNMA were $2.7 billion and $3.4 billion at September 30, 2024, and December 31, 2023, respectively.
Table 13.3: Sold or Securitized Loans Serviced for Others

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Nine months ended September 30,
(in millions)	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	2024	2023
Commercial	$70,999	67,232	1,304	1,000	53	89
Residential	7,747	8,311	337	393	7	12
Total off-balance sheet sold or securitized loans	$78,746	75,543	1,641	1,393	60	101
(1)Includes $182 million and $163 million of commercial foreclosed assets and $18 million and $22 million of residential foreclosed assets at September 30, 2024, and December 31, 2023, respectively.
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

112	Wells Fargo & Company

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
Table 13.4: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
September 30, 2024
Nonconforming mortgage loan securitizations	$160,716	—	2,215	—	544	(4)	2,755
Commercial real estate loans	5,557	5,542	—	—	15	—	5,557
Other	1,186	77	—	—	16	—	93
Total	$167,459	5,619	2,215	—	575	(4)	8,405
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,215	—	544	5	2,764
Commercial real estate loans		5,542	—	—	15	695	6,252
Other		77	—	—	16	157	250
Total		$5,619	2,215	—	575	857	9,266
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt and other liabilities	Net assets
December 31, 2023
Nonconforming mortgage loan securitizations	$154,730	—	2,471	—	591	(8)	3,054
Commercial real estate loans	5,588	5,571	—	—	17	—	5,588
Other	1,898	213	—	47	17	—	277
Total	$162,216	5,784	2,471	47	625	(8)	8,919
		Maximum exposure to loss
		Loans	Debt securities (1)	Equity securities	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations		$—	2,471	—	591	8	3,070
Commercial real estate loans		5,571	—	—	17	700	6,288
Other		213	—	47	17	158	435
Total		$5,784	2,471	47	625	866	9,793
(1)Includes $290 million and $301 million of securities classified as trading at September 30, 2024, and December 31, 2023, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets (predominantly servicing advances).

Wells Fargo & Company	113

Note 13: Securitizations and Variable Interest Entities (continued)
INVOLVEMENT WITH TAX CREDIT VIES In addition to the unconsolidated VIEs in Table 13.4, we may invest in or provide funding to affordable housing, renewable energy or similar projects that are designed to generate a return primarily through the realization of federal income tax credits and other income tax benefits. Our affordable housing investments generate low-income housing tax credits and our renewable energy investments generate either production tax credits, investment tax credits, or both. The projects are typically managed by third-party sponsors who have the power over the VIE’s assets; therefore, we do not consolidate the VIEs. The carrying value of our equity investments in tax credit VIEs was $21.0 billion and $19.7 billion at September 30, 2024, and December 31, 2023, respectively. Additionally, we had loans to tax credit VIEs with a carrying value of $2.0 billion and $2.1 billion at September 30, 2024, and December 31, 2023, respectively.
Our maximum exposure to loss for tax credit VIEs at September 30, 2024, and December 31, 2023, was $29.0 billion and $30.6 billion, respectively. Our maximum exposure to loss included total unfunded equity and lending commitments of $6.1 billion and $8.7 billion at September 30, 2024, and December 31, 2023, respectively. Under these commitments, we are required to provide additional financial support during the investment period, at the discretion of project sponsors, or for certain renewable energy investments, on a contingent basis based on the amount of income tax credits earned. For equity investments accounted for using the proportional amortization method, a liability is recognized for unfunded commitments that are either legally binding or contingent but probable of funding. The liability recognized for these commitments at September 30, 2024, and December 31, 2023, was $6.7 billion and $4.9 billion, respectively. Substantially all of these commitments are expected to be funded within three years. See Note 1 (Summary of Significant Accounting Policies) for additional information on our adoption of ASU 2023-02 effective January 1, 2024, which impacted the accounting for our tax credit equity investments and related unfunded commitments. See also Note 14 (Guarantees and Other Commitments) for additional information about unrecognized commitments to purchase equity securities.
Table 13.5 summarizes the impacts to our consolidated statement of income related to our affordable housing and renewable energy equity investments.
Table 13.5: Income Statement Impacts for Affordable Housing and Renewable Energy Tax Credit Investments (1)

		Quarter ended September 30,		Nine months ended September 30,
(in millions)		2024	2023	2024	2023
Income (loss) before income tax expense (2)	(A)	$9	(98)	$(43)	(468)
Income tax expense (benefit):
Proportional amortization of investments		539	417	2,403	1,312
Income tax credits and other income tax benefits		(879)	(827)	(3,224)	(2,571)
Net expense (benefit) recognized within income tax expense	(B)	(340)	(410)	(821)	(1,259)
Net income related to affordable housing and renewable energy tax credit investments	(A)-(B)	$349	312	$778	791
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
(2)The balance predominantly relates to equity method losses from renewable energy tax credit investments, which are recorded in other noninterest income on our consolidated statement of income.

114	Wells Fargo & Company

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
We consolidate the master trust because, as the servicer of the credit card loans, we have the power to direct the activities that most significantly impact the economic performance and hold variable interests potentially significant to the VIE. We hold a minimum of 5% seller’s interest in the transferred credit card loans and we retain subordinated securities issued by the master trust, which collectively could result in exposure to potentially significant losses or benefits from the master trust. As of September 30, 2024, we held seller’s interest of $7.1 billion in the transferred credit card loans and subordinated securities of $750 million (at par) issued by the master trust, which are both eliminated in our consolidated financial statements. The transferred credit card loans and debt securities issued to third parties are recognized on our consolidated balance sheet, and classified as loans and long-term debt, respectively.

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
Table 13.6: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	All other assets (1)	Long-term debt	Accrued expenses and other liabilities
September 30, 2024
Commercial and industrial loans and leases	$1,681	1,504	177	—	(125)
Credit card securitizations	9,387	9,241	16	(1,272)	(3)
Other	350	—	349	—	—
Total consolidated VIEs	$11,418	10,745	542	(1,272)	(128)
December 31, 2023
Commercial and industrial loans and leases	$7,579	4,880	203	—	(115)
Credit card securitizations	—	—	—	—	—
Other	232	—	232	—	—
Total consolidated VIEs	$7,811	4,880	435	—	(115)
(1)All other assets includes loans held for sale and other assets.
Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. On our consolidated balance sheet, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $425 million and $414 million at September 30, 2024, and December 31, 2023, respectively.

Wells Fargo & Company	115

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
Table 14.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
September 30, 2024
Standby letters of credit (1)	$92	15,165	4,997	2,188	13	22,363	7,837
Direct pay letters of credit (1)	6	1,746	1,382	56	118	3,302	782
Loans and LHFS sold with recourse	88	453	3,169	3,943	6,314	13,879	10,827
Exchange and clearing house guarantees	—	33,446	—	—	—	33,446	—
Other guarantees and indemnifications	33	1,609	522	78	498	2,707	973
Total guarantees	$219	52,419	10,070	6,265	6,943	75,697	20,419
December 31, 2023
Standby letters of credit (1)	$90	14,211	5,209	2,931	105	22,456	7,711
Direct pay letters of credit (1)	8	1,446	2,268	247	5	3,966	957
Loans and LHFS sold with recourse	72	249	2,957	3,385	7,228	13,819	10,612
Exchange and clearing house guarantees	—	13,550	—	—	—	13,550	—
Other guarantees and indemnifications	22	687	854	116	463	2,120	634
Total guarantees	$192	30,143	11,288	6,679	7,801	55,911	19,914
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

WRITTEN OPTIONS We enter into written foreign currency options and over-the-counter written equity put options that are derivative contracts that have the characteristics of a guarantee. The fair value of written options represents our view of the probability that we will be required to perform under the contract. The fair value of these written options was an asset of $385 million and $178 million at September 30, 2024, and December 31, 2023, respectively. The fair value may be an asset as a result of deferred premiums on certain option trades. The maximum exposure to loss represents the notional value of these derivative contracts. At September 30, 2024, the maximum exposure to loss was $33.3 billion, with $30.7 billion expiring in three years or less compared with $34.0 billion and $31.9 billion, respectively, at December 31, 2023. See Note 11 (Derivatives) for additional information regarding written derivative contracts.
MERCHANT PROCESSING SERVICES We provide debit and credit card transaction processing services through payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation in connection with payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume processed in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of September 30, 2024, our potential maximum exposure was approximately $597.4 billion, and related losses, including those from our joint venture entity, were insignificant.

GUARANTEES OF SUBSIDIARIES The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $1.3 billion and $834 million at September 30, 2024, and December 31, 2023, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

OTHER COMMITMENTS As of September 30, 2024, and December 31, 2023, we had commitments to purchase equity securities of $6.7 billion and $9.2 billion, respectively, which predominantly included Federal Reserve Bank stock and tax credit investments accounted for using the equity method.
As part of maintaining our memberships in certain clearing organizations, we are required to stand ready to provide liquidity to sustain market clearing activity in the event unforeseen events occur or are deemed likely to occur. Certain of these

116	Wells Fargo & Company

obligations are guarantees of other members’ performance and accordingly are included in Table 14.1 in Other guarantees and indemnifications.
We have commitments to enter into resale and securities borrowing agreements as well as repurchase and securities lending agreements with certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments for resale and securities borrowing agreements was $23.2 billion and $17.5 billion as of September 30, 2024, and December 31, 2023, respectively. The amount of our unfunded contractual commitments for repurchase and securities lending agreements was $253 million and $746 million as of September 30, 2024, and December 31, 2023, respectively.
Given the nature of these commitments, they are excluded from Table 5.4 (Unfunded Credit Commitments) in Note 5 (Loans and Related Allowance for Credit Losses).

Wells Fargo & Company	117

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
Table 15.1: Offsetting – Securities and Other Collateralized Financing Activities

(in millions)	Sep 30, 2024	Dec 31, 2023
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$160,792	129,282
Gross amounts offset in consolidated balance sheet (1)	(36,322)	(28,402)
Net amounts in consolidated balance sheet (2)	124,470	100,880
Collateral received not recognized in consolidated balance sheet (3)	(123,594)	(99,970)
Net amount (4)	$876	910
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$133,849	106,060
Gross amounts offset in consolidated balance sheet (1)	(36,322)	(28,402)
Net amounts in consolidated balance sheet (5)	97,527	77,658
Collateral pledged but not netted in consolidated balance sheet (6)	(97,431)	(77,529)
Net amount (4)	$96	129
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset within our consolidated balance sheet.
(2)Includes $105.4 billion and $80.4 billion classified on our consolidated balance sheet in federal funds sold and securities purchased under resale agreements at September 30, 2024, and December 31, 2023, respectively. Also includes $19.1 billion and $20.5 billion classified on our consolidated balance sheet in loans at September 30, 2024, and December 31, 2023, respectively.
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

118	Wells Fargo & Company

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
Table 15.2: Gross Obligations by Underlying Collateral Type

(in millions)	Sep 30, 2024	Dec 31, 2023
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$52,482	38,742
Securities of U.S. States and political subdivisions	502	579
Federal agency mortgage-backed securities	56,391	48,019
Non-agency mortgage-backed securities	2,113	1,889
Corporate debt securities	8,951	7,925
Asset-backed securities	2,288	2,176
Equity securities	2,201	635
Other	2,027	541
Total repurchases	126,955	100,506
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	294	251
Federal agency mortgage-backed securities	2	31
Corporate debt securities	1,005	293
Equity securities	5,579	4,965
Other	14	14
Total securities lending	6,894	5,554
Total repurchases and securities lending	$133,849	106,060
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
Table 15.3: Contractual Maturities of Gross Obligations

(in millions)	Repurchase agreements	Securities lending agreements
September 30, 2024
Overnight/continuous	$77,126	5,793
Up to 30 days	17,006	450
30-90 days	18,509	—
>90 days	14,314	651
Total gross obligation	$126,955	6,894
December 31, 2023
Overnight/continuous	$54,810	4,903
Up to 30 days	13,704	—
30-90 days	23,264	200
>90 days	8,728	451
Total gross obligation	$100,506	5,554

Wells Fargo & Company	119

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
Table 16.1: Pledged Assets

(in millions)	Sep 30, 2024	Dec 31, 2023
Pledged to counterparties that had the right to sell or repledge:
Debt securities:
Trading	$83,197	62,537
Available-for-sale	1,491	5,055
Equity securities	10,272	2,683
All other assets	499	495
Total assets pledged to counterparties that had the right to sell or repledge	95,459	70,770
Pledged to counterparties that did not have the right to sell or repledge:
Debt securities:
Trading	6,025	2,757
Available-for-sale	96,993	64,511
Held-to-maturity	221,280	246,218
Loans	488,873	445,092
Equity securities	1,497	1,502
All other assets	1,523	1,195
Total assets pledged to counterparties that did not have the right to sell or repledge	816,191	761,275
Total pledged assets	$911,650	832,045
Collateral Accepted
We receive financial assets as collateral that we are permitted to sell or repledge. This collateral is obtained in connection with securities purchased under resale agreements and securities borrowing transactions, customer margin loans, and derivative contracts. We may use this collateral in connection with securities sold under repurchase agreements and securities lending transactions, derivative contracts, and short sales. At September 30, 2024, and December 31, 2023, the fair value of this collateral received that we have the right to sell or repledge was $255.0 billion and $216.6 billion, respectively, of which $123.7 billion and $103.3 billion, respectively, were sold or repledged.

120	Wells Fargo & Company

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

Wells Fargo & Company	121

Note 17: Operating Segments (continued)
Table 17.1 presents our results by operating segment.
Table 17.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2024
Net interest income (2)	$7,149	2,289	1,909	842	(415)	(84)	11,690
Noninterest income	1,975	1,044	3,002	3,036	78	(459)	8,676
Total revenue	9,124	3,333	4,911	3,878	(337)	(543)	20,366
Provision for credit losses	930	85	26	16	8	—	1,065
Noninterest expense	5,624	1,480	2,229	3,154	580	—	13,067
Income (loss) before income tax expense (benefit)	2,570	1,768	2,656	708	(925)	(543)	6,234
Income tax expense (benefit)	646	448	664	179	(330)	(543)	1,064
Net income (loss) before noncontrolling interests	1,924	1,320	1,992	529	(595)	—	5,170
Less: Net income from noncontrolling interests	—	2	—	—	54	—	56
Net income (loss)	$1,924	1,318	1,992	529	(649)	—	5,114
Quarter ended September 30, 2023
Net interest income (2)	$7,633	2,519	2,319	1,007	(269)	(104)	13,105
Noninterest income	1,948	886	2,604	2,695	21	(402)	7,752
Total revenue	9,581	3,405	4,923	3,702	(248)	(506)	20,857
Provision for credit losses	768	52	324	(10)	63	—	1,197
Noninterest expense	5,913	1,543	2,182	3,006	469	—	13,113
Income (loss) before income tax expense (benefit)	2,900	1,810	2,417	706	(780)	(506)	6,547
Income tax expense (benefit)	727	453	601	177	(641)	(506)	811
Net income (loss) before noncontrolling interests	2,173	1,357	1,816	529	(139)	—	5,736
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(34)	—	(31)
Net income (loss)	$2,173	1,354	1,816	529	(105)	—	5,767
Nine months ended September 30, 2024
Net interest income (2)	$21,283	6,848	5,881	2,617	(527)	(262)	35,840
Noninterest income	5,938	2,759	8,850	8,861	761	(1,091)	26,078
Total revenue	27,221	9,607	14,731	11,478	234	(1,353)	61,918
Provision for credit losses	2,650	257	316	5	11	—	3,239
Noninterest expense	17,349	4,665	6,729	9,577	2,378	—	40,698
Income (loss) before income tax expense (benefit)	7,222	4,685	7,686	1,896	(2,155)	(1,353)	17,981
Income tax expense (benefit)	1,815	1,191	1,928	502	(804)	(1,353)	3,279
Net income (loss) before noncontrolling interests	5,407	3,494	5,758	1,394	(1,351)	—	14,702
Less: Net income from noncontrolling interests	—	8	—	—	51	—	59
Net income (loss)	$5,407	3,486	5,758	1,394	(1,402)	—	14,643
Nine months ended September 30, 2023
Net interest income (2)	$22,556	7,509	7,139	3,060	(344)	(316)	39,604
Noninterest income	5,844	2,572	7,317	7,971	147	(1,336)	22,515
Total revenue	28,400	10,081	14,456	11,031	(197)	(1,652)	62,119
Provision for credit losses	2,509	35	1,509	25	39	—	4,117
Noninterest expense	17,978	4,925	6,486	9,041	1,346	—	39,776
Income (loss) before income tax expense (benefit)	7,913	5,121	6,461	1,965	(1,582)	(1,652)	18,226
Income tax expense (benefit)	1,985	1,281	1,617	492	(1,016)	(1,652)	2,707
Net income (loss) before noncontrolling interests	5,928	3,840	4,844	1,473	(566)	—	15,519
Less: Net income (loss) from noncontrolling interests	—	9	—	—	(186)	—	(177)
Net income (loss)	$5,928	3,831	4,844	1,473	(380)	—	15,696

(continued on following page)

122	Wells Fargo & Company

(continued from previous page)

	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2024
Loans (average)	$323,615	222,116	275,218	82,797	6,509	—	910,255
Assets (average)	358,591	244,807	574,697	89,587	648,930	—	1,916,612
Deposits (average)	773,554	173,158	194,315	107,991	92,662	—	1,341,680

Nine months ended September 30, 2024
Loans (average)	$326,417	223,482	278,072	82,815	7,620	—	918,406
Assets (average)	362,475	246,107	561,280	89,928	656,289	—	1,916,079
Deposits (average)	775,005	168,044	188,399	104,117	107,691	—	1,343,256

Loans (period-end)	322,745	223,999	273,723	83,023	6,221	—	909,711
Assets (period-end)	358,762	248,313	583,144	89,288	642,618	—	1,922,125
Deposits (period-end)	775,745	178,406	199,700	112,472	83,323	—	1,349,646
Quarter ended September 30, 2023
Loans (average)	$335,545	224,416	291,651	82,195	9,386	—	943,193
Assets (average)	376,249	243,661	559,647	88,987	623,339	—	1,891,883
Deposits (average)	801,061	160,556	157,212	107,500	113,978	—	1,340,307

Nine months ended September 30, 2023
Loans (average)	$336,725	224,361	292,610	82,948	9,252	—	945,896
Assets (average)	378,826	246,322	552,888	89,957	610,047	—	1,878,040
Deposits (average)	821,741	165,887	158,337	115,418	86,707	—	1,348,090

Loans (period-end)	334,956	225,771	290,330	82,331	9,036	—	942,424
Assets (period-end)	376,151	245,159	557,642	88,854	641,455	—	1,909,261
Deposits (period-end)	798,897	160,368	162,776	103,255	128,714	—	1,354,010
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

Wells Fargo & Company	123

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
Table 18.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2024
Net interest income (2)	$7,149	2,289	1,909	842	(415)	(84)	11,690
Noninterest income:
Deposit-related fees	710	303	279	6	1	—	1,299
Lending-related fees (2)	22	138	213	3	—	—	376
Investment advisory and other asset-based fees (3)	—	20	37	2,406	—	—	2,463
Commissions and brokerage services fees	—	—	98	548	—	—	646
Investment banking fees	—	26	668	—	(22)	—	672
Card fees:
Card interchange and network revenue (4)	892	51	13	1	—	—	957
Other card fees (2)	139	—	—	—	—	—	139
Total card fees	1,031	51	13	1	—	—	1,096
Mortgage banking (2)	137	—	146	(3)	—	—	280
Net gains from trading activities (2)	—	—	1,366	40	32	—	1,438
Net losses from debt securities (2)	—	—	—	—	(447)	—	(447)
Net gains (losses) from equity securities (2)	(2)	11	1	—	247	—	257
Lease income (2)	—	126	—	—	151	—	277
Other (2)	77	369	181	35	116	(459)	319
Total noninterest income	1,975	1,044	3,002	3,036	78	(459)	8,676
Total revenue	$9,124	3,333	4,911	3,878	(337)	(543)	20,366
Quarter ended September 30, 2023
Net interest income (2)	$7,633	2,519	2,319	1,007	(269)	(104)	13,105
Noninterest income:
Deposit-related fees	670	257	247	5	—	—	1,179
Lending-related fees (2)	31	133	206	2	—	—	372
Investment advisory and other asset-based fees (3)	—	19	41	2,164	—	—	2,224
Commissions and brokerage services fees	—	—	75	492	—	—	567
Investment banking fees	—	13	545	—	(66)	—	492
Card fees:
Card interchange and network revenue (4)	909	56	14	1	—	—	980
Other card fees (2)	118	—	—	—	—	—	118
Total card fees	1,027	56	14	1	—	—	1,098
Mortgage banking (2)	105	—	91	(3)	—	—	193
Net gains (losses) from trading activities (2)	—	(2)	1,193	25	49	—	1,265
Net gains (losses) from debt securities (2)	—	25	—	—	(19)	—	6
Net gains (losses) from equity securities (2)	—	(6)	18	—	(37)	—	(25)
Lease income (2)	—	153	4	—	134	—	291
Other (2)	115	238	170	9	(40)	(402)	90
Total noninterest income	1,948	886	2,604	2,695	21	(402)	7,752
Total revenue	$9,581	3,405	4,923	3,702	(248)	(506)	20,857

(continued on following page)

124	Wells Fargo & Company

(continued from previous page)

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Nine months ended September 30, 2024
Net interest income (2)	$21,283	6,848	5,881	2,617	(527)	(262)	35,840
Noninterest income:
Deposit-related fees	2,077	877	804	18	2	—	3,778
Lending-related fees (2)	69	415	621	7	—	—	1,112
Investment advisory and other asset-based fees (3)	—	63	116	7,030	—	—	7,209
Commissions and brokerage services fees	—	—	272	1,614	—	—	1,886
Investment banking fees	(3)	67	1,949	—	(73)	—	1,940
Card fees:
Card interchange and network revenue (4)	2,674	156	41	3	1	—	2,875
Other card fees (2)	383	—	—	—	—	—	383
Total card fees	3,057	156	41	3	1	—	3,258
Mortgage banking (2)	465	—	297	(9)	—	—	753
Net gains (losses) from trading activities (2)	—	(1)	4,158	123	54	—	4,334
Net losses from debt securities (2)	—	—	—	—	(472)	—	(472)
Net gains (losses) from equity securities (2)	(2)	25	15	15	302	—	355
Lease income (2)	—	408	122	—	460	—	990
Other (2)	275	749	455	60	487	(1,091)	935
Total noninterest income	5,938	2,759	8,850	8,861	761	(1,091)	26,078
Total revenue	$27,221	9,607	14,731	11,478	234	(1,353)	61,918
Nine months ended September 30, 2023
Net interest income (2)	$22,556	7,509	7,139	3,060	(344)	(316)	39,604
Noninterest income:
Deposit-related fees	2,008	741	730	16	(3)	—	3,492
Lending-related fees (2)	90	393	591	6	—	—	1,080
Investment advisory and other asset-based fees (3)	—	54	112	6,335	—	—	6,501
Commissions and brokerage services fees	—	—	229	1,527	—	—	1,756
Investment banking fees	(4)	48	1,249	—	(99)	—	1,194
Card fees:
Card interchange and network revenue (4)	2,701	171	46	3	2	—	2,923
Other card fees (2)	306	—	—	—	—	—	306
Total card fees	3,007	171	46	3	2	—	3,229
Mortgage banking (2)	397	—	239	(9)	—	—	627
Net gains (losses) from trading activities (2)	—	(9)	3,531	69	138	—	3,729
Net gains (losses) from debt securities (2)	—	25	—	—	(15)	—	10
Net gains (losses) from equity securities (2)	—	(16)	1	(2)	(459)	—	(476)
Lease income (2)	—	489	50	—	406	—	945
Other (2)	346	676	539	26	177	(1,336)	428
Total noninterest income	5,844	2,572	7,317	7,971	147	(1,336)	22,515
Total revenue	$28,400	10,081	14,456	11,031	(197)	(1,652)	62,119
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
(3)We earned trailing commissions of $238 million and $701 million for the third quarter and first nine months of 2024, respectively, and $230 million and $684 million for the third quarter and first nine months of 2023, respectively.
(4)The cost of credit card rewards and rebates of $694 million and $2.0 billion for the third quarter and first nine months of 2024, respectively, and $652 million and $1.9 billion for the third quarter and first nine months of 2023, respectively, are presented net against the related revenue.

Wells Fargo & Company	125

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
•Other business activities such as deposit overdraft losses, fraud losses, and isolated instances of customer redress.
Table 18.2 provides the components of our operating losses included in our consolidated statement of income.
Table 18.2: Operating Losses

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Legal actions	$76	175	$228	115
Customer remediation	22	(30)	634	133
Other	195	184	557	580
Total operating losses	$293	329	$1,419	828

Operating losses may have significant variability given the inherent and unpredictable nature of legal actions and customer remediation activities. The timing and determination of the amount of any associated losses for these matters depends on a variety of factors, some of which are outside of our control.
OTHER EXPENSES Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $212 million and $1.1 billion in the third quarter and first nine months of 2024, respectively, compared with $277 million and $849 million in the same periods a year ago, and predominantly consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense.
In November 2023, the FDIC finalized a rule to recover losses to the FDIC deposit insurance fund as a result of bank failures in the first half of 2023. Under the rule, the FDIC will collect a special assessment based on an insured depository institution’s estimated amount of uninsured deposits. Upon the FDIC’s finalization of the rule, we expensed an estimated amount of our special assessment of $1.9 billion (pre-tax) in fourth quarter 2023. During 2024, the FDIC provided updates on losses to the deposit insurance fund, which resulted in a reversal of expense of $63 million (pre-tax) in the third quarter of 2024 and an additional expense of $273 million (pre-tax) in the first nine months of 2024 for the estimated amount of the special assessment. We expect the ultimate amount of the special assessment may continue to change as the FDIC determines the actual net losses to the deposit insurance fund.

126	Wells Fargo & Company

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
Table 19.1: Net Periodic Benefit Cost

	2024			2023
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended September 30,
Service cost	$7	—	—	6	—	—
Interest cost	97	5	3	101	5	3
Expected return on plan assets	(118)	—	(6)	(126)	—	(5)
Amortization of net actuarial loss (gain)	35	1	(7)	35	1	(7)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Net periodic benefit cost	$21	6	(12)	16	6	(11)
Nine months ended September 30,
Service cost	$22	—	—	19	—	—
Interest cost	290	13	10	302	14	11
Expected return on plan assets	(354)	—	(19)	(378)	—	(18)
Amortization of net actuarial loss (gain)	104	4	(19)	105	3	(19)
Amortization of prior service credit	—	—	(7)	—	—	(7)
Net periodic benefit cost	$62	17	(35)	48	17	(33)

Wells Fargo & Company	127

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.
Table 20.1: Earnings Per Common Share Calculations

	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Wells Fargo net income	$5,114	5,767	$14,643	15,696
Less: Preferred stock dividends and other (1)	262	317	838	874
Wells Fargo net income applicable to common stock (numerator)	$4,852	5,450	$13,805	14,822
Earnings per common share
Average common shares outstanding (denominator)	3,384.8	3,648.8	3,464.1	3,710.9
Per share	$1.43	1.49	$3.99	3.99
Diluted earnings per common share
Average common shares outstanding	3,384.8	3,648.8	3,464.1	3,710.9
Add: Restricted share rights (2)	40.3	31.8	39.4	30.7
Diluted average common shares outstanding (denominator)	3,425.1	3,680.6	3,503.5	3,741.6
Per share	$1.42	1.48	$3.94	3.96
(1)Includes costs associated with any preferred stock redemption.
(2)Calculated using the treasury stock method.
Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 20.2: Outstanding Anti-Dilutive Securities

			Weighted-average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Restricted share rights (2)	—	—	0.4	0.2
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Per common share	$0.40	0.35	$1.10	0.95

128	Wells Fargo & Company

Note 21: Other Comprehensive Income
Table 21.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects.

Table 21.1: Summary of Other Comprehensive Income

	Quarter ended September 30,						Nine months ended September 30,
	2024			2023			2024			2023
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$3,754	(923)	2,831	(2,790)	686	(2,104)	$2,782	(686)	2,096	(2,989)	737	(2,252)
Reclassification of net (gains) losses to net income	590	(147)	443	152	(37)	115	853	(210)	643	421	(104)	317
Net change	4,344	(1,070)	3,274	(2,638)	649	(1,989)	3,635	(896)	2,739	(2,568)	633	(1,935)
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (1)	5	(1)	4	9	(2)	7	16	(4)	12	20	(5)	15
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	1,094	(270)	824	(757)	187	(570)	(136)	34	(102)	(1,374)	340	(1,034)
Reclassification of net (gains) losses to net income	222	(56)	166	206	(50)	156	677	(168)	509	504	(124)	380
Net change	1,321	(327)	994	(542)	135	(407)	557	(138)	419	(850)	211	(639)
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of amounts to noninterest expense (2)	27	(6)	21	27	(6)	21	82	(19)	63	82	(19)	63
Net change	27	(6)	21	27	(6)	21	82	(19)	63	82	(19)	63
Debit valuation adjustments (DVA) and other:
Net unrealized gains (losses) arising during the period	(1)	—	(1)	(13)	3	(10)	(32)	7	(25)	(22)	5	(17)
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	(1)	—	(1)	(13)	3	(10)	(32)	7	(25)	(22)	5	(17)
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	61	—	61	(48)	(1)	(49)	13	(1)	12	17	(2)	15
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	61	—	61	(48)	(1)	(49)	13	(1)	12	17	(2)	15
Other comprehensive income (loss)	$5,752	(1,403)	4,349	(3,214)	780	(2,434)	$4,255	(1,047)	3,208	(3,341)	828	(2,513)
Less: Other comprehensive income from noncontrolling interests, net of tax			—			2			—			2
Wells Fargo other comprehensive income (loss), net of tax			$4,349			(2,436)			$3,208			(2,515)
(1)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income.
(2)These items are included in the computation of net periodic benefit cost. See Note 19 (Employee Benefits) for additional information.

Wells Fargo & Company	129

Note 21: Other Comprehensive Income (continued)
Table 21.2 provides the accumulated OCI balance activity on an after-tax basis.

Table 21.2: Accumulated OCI Balances

(in millions)	Debt securities (1)	Fair value hedges (2)	Cash flow hedges (3)	Defined benefit plans adjustments	Debit valuation adjustments (DVA) and other	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended September 30, 2024
Balance, beginning of period	$(9,099)	(53)	(1,371)	(1,791)	(39)	(368)	(12,721)
Net unrealized gains (losses) arising during the period	2,831	4	824	—	(1)	61	3,719
Amounts reclassified from accumulated other comprehensive income	443	—	166	21	—	—	630
Net change	3,274	4	990	21	(1)	61	4,349
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(5,825)	(49)	(381)	(1,770)	(40)	(307)	(8,372)
Quarter ended September 30, 2023
Balance, beginning of period	$(9,781)	(69)	(1,423)	(1,859)	7	(316)	(13,441)
Net unrealized gains (losses) arising during the period	(2,104)	7	(570)	—	(10)	(49)	(2,726)
Amounts reclassified from accumulated other comprehensive income	115	—	156	21	—	—	292
Net change	(1,989)	7	(414)	21	(10)	(49)	(2,434)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	2	2
Balance, end of period	$(11,770)	(62)	(1,837)	(1,838)	(3)	(367)	(15,877)
Nine months ended September 30, 2024
Balance, beginning of period	$(8,564)	(61)	(788)	(1,833)	(15)	(319)	(11,580)
Net unrealized gains (losses) arising during the period	2,096	12	(102)	—	(25)	12	1,993
Amounts reclassified from accumulated other comprehensive income	643	—	509	63	—	—	1,215
Net change	2,739	12	407	63	(25)	12	3,208
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(5,825)	(49)	(381)	(1,770)	(40)	(307)	(8,372)
Nine months ended September 30, 2023
Balance, beginning of period	$(9,835)	(77)	(1,183)	(1,901)	(6)	(380)	(13,382)
Transition adjustment	—	—	—	—	20	—	20
Balance, beginning of period	(9,835)	(77)	(1,183)	(1,901)	14	(380)	(13,362)
Net unrealized gains (losses) arising during the period	(2,252)	15	(1,034)	—	(17)	15	(3,273)
Amounts reclassified from accumulated other comprehensive income	317	—	380	63	—	—	760
Net change	(1,935)	15	(654)	63	(17)	15	(2,513)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	2	2
Balance, end of period	$(11,770)	(62)	(1,837)	(1,838)	(3)	(367)	(15,877)
(1)At September 30, 2024 and 2023, accumulated other comprehensive loss includes unamortized after-tax unrealized losses of $3.2 billion and $3.6 billion, respectively, associated with the transfer of securities from AFS to HTM. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.
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
Table 22.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	Sep 30, 2024		Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024		Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
Regulatory capital:
Common Equity Tier 1	$138,312		140,783	138,312	140,783	149,051		142,108	149,051	142,108
Tier 1	156,597		159,823	156,597	159,823	149,051		142,108	149,051	142,108
Total	188,464		193,061	178,191	182,726	172,326		165,634	162,344	155,560
Assets:
Risk-weighted assets	1,219,917		1,231,668	1,089,274	1,114,281	1,123,336		1,137,605	931,629	956,545
Adjusted average assets (1)	1,889,683		1,880,981	1,889,683	1,880,981	1,675,658		1,682,199	1,675,658	1,682,199
Regulatory capital ratios:
Common Equity Tier 1 capital	11.34%	*	11.43	12.70	12.63	13.27	*	12.49	16.00	14.86
Tier 1 capital	12.84	*	12.98	14.38	14.34	13.27	*	12.49	16.00	14.86
Total capital	15.45	*	15.67	16.36	16.40	15.34	*	14.56	17.43	16.26
Required minimum capital ratios:
Common Equity Tier 1 capital	8.90		8.90	8.50	8.50	7.00		7.00	7.00	7.00
Tier 1 capital	10.40		10.40	10.00	10.00	8.50		8.50	8.50	8.50
Total capital	12.40		12.40	12.00	12.00	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	September 30, 2024			December 31, 2023		September 30, 2024			December 31, 2023
Regulatory leverage:
Total leverage exposure (1)	$2,262,863			2,253,933		2,036,197			2,048,633
Supplementary leverage ratio (1)	6.92%			7.09		7.32			6.94
Tier 1 leverage ratio (2)	8.29			8.50		8.90			8.45
Required minimum leverage:
Supplementary leverage ratio	5.00			5.00		6.00			6.00
Tier 1 leverage ratio	4.00			4.00		4.00			4.00
*Denotes the binding ratio under the Standardized and Advanced Approaches at September 30, 2024.
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
At September 30, 2024, the Common Equity Tier 1 (CET1), Tier 1 and Total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50% and a countercyclical buffer of 0.00%. In addition, these ratios included a stress capital buffer of 2.90% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The Company is required to maintain these risk-based capital ratios and to maintain a supplementary leverage ratio (SLR) that included a supplementary leverage buffer of 2.00% to avoid restrictions on capital distributions and discretionary bonus payments. The CET1, Tier 1 and Total capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced Approaches. The G-SIB surcharge and countercyclical buffer are not applicable to the Bank. At
September 30, 2024, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.
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

Note 22: Regulatory Capital Requirements and Other Restrictions (continued)
ability to make certain capital distributions is subject to the requirements of the capital plan rule and is also subject to the Parent meeting or exceeding certain regulatory capital minimums.
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
Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 22.2 provides a summary of restrictions on cash and cash equivalents.
Table 22.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Sep 30, 2024	Dec 31, 2023
Reserve balance for non-U.S. central banks	$193	230
Segregated for benefit of brokerage customers under federal and other brokerage regulations	985	986

132	Wells Fargo & Company

Glossary of Acronyms

ACL	Allowance for credit losses	HQLA	High-quality liquid assets
AFS	Available-for-sale	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income	LCR	Liquidity coverage ratio
ARM	Adjustable-rate mortgage	LHFS	Loans held for sale
ASC	Accounting Standards Codification	LOCOM	Lower of cost or fair value
ASU	Accounting Standards Update	LTV	Loan-to-value
AVM	Automated valuation model	MBS	Mortgage-backed securities
BCBS	Basel Committee on Banking Supervision	MSR	Mortgage servicing right
BHC	Bank holding company	NAV	Net asset value
CCAR	Comprehensive Capital Analysis and Review	NPA	Nonperforming asset
CD	Certificate of deposit	NSFR	Net stable funding ratio
CECL	Current expected credit loss	OCC	Office of the Comptroller of the Currency
CET1	Common Equity Tier 1	OCI	Other comprehensive income
CFPB	Consumer Financial Protection Bureau	OTC	Over-the-counter
CLO	Collateralized loan obligation	PCD	Purchased credit-deteriorated
CRE	Commercial real estate	RMBS	Residential mortgage-backed securities
DPD	Days past due	ROA	Return on average assets
ESOP	Employee Stock Ownership Plan	ROE	Return on average equity
FASB	Financial Accounting Standards Board	ROTCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	RWAs	Risk-weighted assets
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	S&P	Standard & Poor’s Global Ratings
FHLMC	Federal Home Loan Mortgage Corporation	SLR	Supplementary leverage ratio
FICO	Fair Isaac Corporation (credit rating)	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	SPE	Special purpose entity
FRB	Board of Governors of the Federal Reserve System	TLAC	Total Loss Absorbing Capacity
GAAP	Generally accepted accounting principles	VA	Department of Veterans Affairs
GNMA	Government National Mortgage Association	VaR	Value-at-Risk
GSE	Government-sponsored enterprise	VIE	Variable interest entity
G-SIB	Global systemically important bank	WIM	Wealth and Investment Management

Wells Fargo & Company	133

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2024.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Approximate dollar value of shares that may yet be repurchased under the authorization (in millions)
July	42	$57.73	$14,709
August	34,916,207	55.03	12,787
September	27,078,797	55.90	11,274
Total	61,995,046
(1)All shares were repurchased under an authorization covering up to $30 billion of common stock approved by the Board of Directors and publicly announced by the Company on July 25, 2023. Unless modified or revoked by the Board of Directors, this authorization does not expire.

Item 5.    Other Information

Trading Plans
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Disclosure Pursuant to Section 13(r) of the Exchange Act
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to the Government of Iran or with certain individuals or entities that are the subject of sanctions under U.S. law. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law.

In third quarter 2024, the Company blocked and reported to the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) consumer bank accounts held by certain customers who the Company determined met the OFAC definition of the “Government of Iran” because of their employment at entities owned by the Government of Iran. During the quarter, before the accounts were closed and the funds were moved to a blocked account, there was some regular consumer activity in the accounts, including customer payments, the payment of accrued interest, and account maintenance activities. The Company’s gross revenue attributable to these accounts while they were open was de minimis. The Company does not intend to engage in further activity with these accounts.

134	Wells Fargo & Company

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 24, 2024.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

Wells Fargo & Company	135

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 31, 2024    WELLS FARGO & COMPANY

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

136	Wells Fargo & Company