Form 10-K
period 2024-12-31
WELLS FARGO & COMPANY/MN
filed 2025-02-25
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024            Commission File Number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
No. 41-0449260
(I.R.S. Employer Identification No.)
420 Montgomery Street, San Francisco, California 94104
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: 415-371-2921
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                      ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☑
At June 28, 2024, the aggregate market value of common stock held by non-affiliates was approximately $201.6 billion, based on a closing price of $59.39. At February 14, 2025, 3,288,186,582 shares of common stock were outstanding.
Documents Incorporated by Reference

Incorporated Documents	Where incorporated in Form 10-K
1.Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2024 (“2024 Annual Report to Shareholders”)	Part I – Items 1, 1A, 1C and 3; Part II – Items 5, 7, 7A, 8 and 9A; and Part IV– Item 15
2.Portions of the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.

ITEM 1.	BUSINESS
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
At December 31, 2024, we had assets of approximately $1.9 trillion, loans of $912.7 billion, deposits of $1.4 trillion and stockholders’ equity of $179.1 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2024, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $1.7 trillion, or 88% of the Company’s assets.
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
DESCRIPTION OF BUSINESS
General
We are a leading financial services company that provides a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, to individuals, businesses and institutions, throughout the U.S., and in countries outside the U.S. We provide consumer financial products and services including checking and savings accounts, credit and debit cards, and auto, residential mortgage, and small business lending. In addition, we offer financial planning, private banking, investment management, and fiduciary services. We also provide financial solutions to businesses through products and services including traditional commercial loans and lines of credit, letters of credit, asset-based lending and leasing, trade financing, treasury management, and investment banking services. Our website address is www.wellsfargo.com.
As of December 31, 2024, we had four reportable operating segments for management reporting purposes: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. The 2024 Annual Report to Shareholders includes financial information and descriptions of these operating segments.
Human Capital
Our people are what set Wells Fargo apart and are critical to our success. Wells Fargo continues to invest in our employees by offering market-competitive compensation, career-development opportunities, a broad array of benefits, and strong work-life programs. We want to be recognized as a great company for everyone by maintaining recruitment and career development practices that support our employees and provide an environment that welcomes people from different backgrounds and with different experiences.

1 We do not control this website. Wells Fargo has provided this link for your convenience, but does not endorse and is not responsible for the content, links, privacy policy, or security policy of this website.

At December 31, 2024, we had approximately 217,000 active employees, with approximately 77% of employees based in the United States. Our global workforce was 51% female and 49% male, and our U.S. workforce was 54% female and 46% male. Our U.S. workforce was 51% white, 48% racially/ethnically diverse, and 1% undeclared.

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

In addition, we offer eligible full- and part-time employees and their eligible dependents a comprehensive set of benefits designed to support their physical, financial, and emotional health to help them make the most of their well-being.

Employee learning and development. We invest in the development of our employees and managers. We believe that when our employees feel properly supported, engaged, and confident in their skills, they are more effective and can provide an even better customer experience. During 2024, we invested approximately $200 million in a variety of employee learning and development programs, including functional training, required risk and regulatory compliance, leadership and professional development, and early talent development programs. In addition, we provided tuition reimbursement for approximately 2,600 employees in 2024.

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
Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type could significantly change the competitive environment in which we conduct business. The financial services industry is also becoming more competitive as further technological advances enable more companies to provide financial products and services, including electronic and internet-based financial solutions such as electronic securities trading, lending and payment solutions, as well as digital currencies and alternative payment methods. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.
REGULATION AND SUPERVISION
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.
Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, as well as non-U.S. governments and financial regulators, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to depository institutions and bank holding companies (BHCs) is intended to protect depositors, the federal deposit insurance fund, consumers and the banking system as a whole, and not necessarily investors in BHCs such as the Company.
Statutes, regulations, and policies could restrict our ability to diversify into other areas of financial services, make acquisitions, and pay dividends or repurchase our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital in excess of amounts desired by management, and pay higher deposit insurance premiums as a result of assessments or a general deterioration in the financial condition of depository institutions.
The following describes the material elements of the regulatory framework applicable to us and the more significant regulations and regulatory oversight initiatives that have affected or may affect our business. For additional information about the regulatory matters discussed below and other regulations and regulatory oversight matters, see the “Overview,” “Capital Management,” “Forward-Looking Statements” and “Risk Factors” sections and Note 26 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements in the 2024 Annual Report to Shareholders.

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

Subsidiary Banks.  Our subsidiary national banks, and their subsidiaries, are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC) and also by the Federal Deposit Insurance Corporation (FDIC), the FRB, the Consumer Financial Protection Bureau (CFPB), the SEC and the Commodities Futures Trading Commission (CFTC). The non-
U.S. branches, subsidiaries, and offices of our subsidiary national banks are subject to regulation and examination by their respective financial regulators as well as by the OCC and the FRB. Non-U.S. operations of our national bank subsidiaries may be subject to the laws and regulations of the countries in which they conduct business.

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
Parent Bank Holding Company Activities
“Financial in Nature” Requirement.  We became a financial holding company (FHC) effective March 13, 2000. We continue to maintain our status as a BHC for purposes of various FRB regulations. As a BHC that has elected to be treated as an FHC pursuant to the BHC Act, we may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing, and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the FRB determines upon application to be complementary to a financial activity and do not pose a safety and soundness risk. Financial in nature activities and incidental or complementary activities are collectively referred to below as “financial activities”.
FRB approval is generally not required for us to acquire a company (other than a BHC, bank or savings association) engaged in financial activities, as determined by the FRB. Prior notice to the FRB may be required, however, if the company to be acquired has total consolidated assets of $10 billion or more. Prior FRB approval is required before we may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a BHC, bank or savings association. We are also subject to prohibitions on our ability to merge, acquire all or substantially all of the assets of, or acquire control of another company if our total resulting consolidated liabilities would exceed 10% of the aggregate consolidated liabilities of all financial companies.
Because we are an FHC, if any of our applicable subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (CRA), of less than satisfactory, we will be prohibited, until the rating is raised to satisfactory or better, from engaging in certain new financial activities or acquiring certain companies engaged in financial activities. CRA performance is also considered by regulators in reviewing applications to establish bank branches. In addition, if the FRB finds that an FHC or any one of its subsidiary banks is not well capitalized or well managed, the FHC would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, the FHC could be prohibited from engaging in any new financial activity or acquiring companies engaged in financial activities without prior FRB approval. If the FHC fails to correct any such condition within a prescribed period, the FRB could order the FHC to divest any of its banking subsidiaries or, in the alternative, to cease engaging in financial activities.

Interstate Banking.  A BHC may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the BHC not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). Banks are also authorized to merge across state lines, subject to the same deposit limits noted above, thereby creating interstate branches. Banks are also permitted to acquire and to establish new branches in other states.
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

Holding Company Structure
Transfer of Funds from Subsidiary Banks.  The Parent’s subsidiary banks are subject to restrictions under federal law that limit the transfer of funds or other assets from such subsidiaries to the Parent and its nonbank subsidiaries (including affiliates) in so-called “covered transactions.” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally must be secured by qualifying collateral. A bank’s transactions with its nonbank affiliates are also generally required to be on arm’s length terms. The Parent's subsidiary banks are also subject to lending limits and qualitative requirements on loans to executive officers, directors and principal shareholders of the Parent and its subsidiary banks.

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

Liability of Commonly Controlled Institutions.  The Company’s subsidiaries include banks in the U.S., such as Wells Fargo Bank, N.A., that are insured by the FDIC. Under the Federal Deposit Insurance Act (FDI Act), insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an insured depository institution controlled by the same BHC, and for any assistance provided by the FDIC to an insured depository institution that is in danger of default and that is controlled by the same BHC. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Enhanced supervision and regulation of systemically important firms. The Dodd-Frank Act grants broad authority to federal banking regulators to establish enhanced supervisory and regulatory requirements for systemically important firms. The FRB has finalized a number of regulations implementing enhanced prudential requirements for large BHCs like Wells Fargo regarding risk-based capital and leverage, risk and liquidity management, single counterparty credit limits, and imposing debt-to-equity limits on any BHC that regulators determine poses a grave threat to the financial stability of the United States. The FRB and OCC have also finalized rules implementing stress testing requirements for large BHCs and national banks. Furthermore, to promote a BHC’s safety and soundness and the financial and operational resilience of its operations, the FRB has finalized guidance regarding effective boards of directors of large BHCs. The OCC, under separate authority, has finalized guidelines establishing heightened governance and risk management standards for large national banks such as Wells Fargo Bank, N.A. The OCC guidelines require covered banks to establish and adhere to a written risk governance framework to manage and control their risk-taking activities. The guidelines also formalize roles and responsibilities for risk management practices within covered banks and create certain risk oversight responsibilities for their boards of directors.

Regulatory Capital, Leverage and Liquidity Requirements
The Company and each of our insured depository institutions are subject to various regulatory capital adequacy and liquidity requirements administered by the FRB and the OCC. The capital rules implement Basel III risk-based capital requirements for U.S. banking organizations and, among other things, establish required minimum ratios relating capital to different categories of assets and exposures. Federal banking regulators have also imposed a leverage ratio and supplementary leverage ratio on large BHCs, like Wells Fargo, and their insured depository institutions, as well as a liquidity coverage ratio and a net stable funding ratio. In addition, the Company is required to have a minimum amount of equity and unsecured long-term debt, often referred to as total loss absorbing capacity, for purposes of resolvability and resiliency.
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
As an additional means to identify problems in the financial management of depository institutions, the FDI Act requires federal banking regulators to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure, executive compensation and risk management. Federal banking regulators are authorized to take action against institutions that fail to meet such standards.
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
For additional information on our capital requirements and planning, as well as the leverage and liquidity rules applicable to us, see the “Capital Management” and “Risk Management – Asset/Liability Management – Liquidity Risk and Funding – Liquidity Standards” sections in the 2024 Annual Report to Shareholders.

“Living Will” Requirements and Related Matters
Living Will. Rules adopted by the FRB and the FDIC under the Dodd-Frank Act require large financial institutions, including Wells Fargo, to prepare and periodically submit resolution plans, also known as “living wills,” designed to facilitate their rapid and orderly resolution in the event of material financial distress or failure. Under the rules, rapid and orderly resolution means a reorganization or liquidation of a covered company under the U.S. Bankruptcy Code that can be accomplished in a reasonable period of time and in a manner that substantially mitigates the risk that failure would have serious adverse effects on the financial stability of the United States. In addition to the Company’s resolution plan, Wells Fargo Bank, N.A. (the “Bank”) is also required to prepare and periodically submit a resolution plan. If the FRB and FDIC determine that our resolution plan has deficiencies, they may impose more stringent capital, leverage or liquidity requirements on us or restrict our growth, activities or operations until we adequately remedy the deficiencies. If the FRB and FDIC ultimately determine that we have been unable to remedy any deficiencies, they could require us to divest certain assets or operations. On June 21, 2024, the FRB and FDIC announced that the Company’s most recent resolution plan did not have any shortcomings or deficiencies.
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

Support Agreement. In response to the regulators’ guidance and to facilitate the orderly resolution of the Company, on June 28, 2017, the Parent entered into a support agreement, as amended and restated on June 26, 2019 (the “Support Agreement”), with WFC Holdings, LLC, an intermediate holding company and subsidiary of the Parent (the “IHC”), the Bank, Wells Fargo Securities, LLC (WFS), Wells Fargo Clearing Services, LLC (WFCS), and certain other subsidiaries of the Parent designated from time to time as material entities for resolution planning purposes (the “Covered Entities”) or identified from time to time as related support entities in our resolution plan (the “Related Support Entities”). Pursuant to the Support Agreement, the Parent transferred a significant amount of its assets, including the majority of its cash, deposits, liquid securities and intercompany loans (but excluding its equity interests in its subsidiaries and certain other assets), to the IHC and will continue to transfer those types of assets to the IHC from time to time. In the event of our material financial distress or failure, the IHC will be obligated to use the transferred assets to provide capital and/or liquidity to the Bank, WFS, WFCS, and the Covered Entities pursuant to the Support Agreement. Under the Support Agreement, the IHC will also provide funding and liquidity to the Parent through subordinated notes and a committed line of credit, which, together with the issuance of dividends, is expected to provide the Parent, during business as usual operating conditions, with the same access to cash necessary to service its debts, pay dividends, repurchase its shares, and perform its other obligations as it would have had if it had not entered into these arrangements and transferred any assets. If certain liquidity and/or capital metrics fall below defined triggers, or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code, the subordinated notes would be forgiven, the committed line of credit would terminate, and the IHC’s ability to pay dividends to the Parent would be restricted, any of which could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debts and other obligations, and could result in the commencement of bankruptcy proceedings by the Parent at an earlier time than might have otherwise occurred if the Support Agreement were not implemented. The respective obligations under the Support Agreement of the Parent, the IHC, the Bank, and the Related Support Entities are secured pursuant to a related security agreement.

Recovery Plan. In addition to our resolution plans, we must also prepare and periodically submit to the FRB a recovery plan that identifies a range of options that we may consider during times of idiosyncratic or systemic economic stress to remedy any financial weaknesses and restore market confidence without extraordinary government support. Recovery options include the possible sale, transfer or disposal of assets, securities, loan portfolios or businesses. The Bank must also prepare and periodically submit to the OCC a recovery plan that sets forth the Bank’s plan to remain a going concern when the Bank is experiencing considerable financial or operational stress, but has not yet deteriorated to the point where liquidation or resolution is imminent. If either the FRB or the OCC determines that our recovery plan is deficient, they may impose fines, restrictions on our business or ultimately require us to divest assets.

Dividend and Share Repurchase Restrictions
The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal banking regulators have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. Similarly, as part of their supervisory authority, regulators may limit or restrict subsidiary capital distributions. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital requirements. For information about the restrictions applicable to the Parent’s subsidiary banks, see
Note 26 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements in the 2024 Annual Report to Shareholders.
Furthermore, under the Support Agreement, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers, or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code. Any such restriction could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debt and other obligations, as well as its ability to make dividend payments on its common and preferred stock. See the “Risk Factors” section of the 2024 Annual Report to Shareholders for additional information on the Support Agreement.
In addition to these restrictions on the ability of our subsidiary banks to pay dividends to us, the FRB requires large BHCs, including Wells Fargo, to submit annual capital plans describing planned capital distributions, such as the payment of dividends and share repurchases. Large BHCs, like Wells Fargo, and their insured depository institutions also must comply with various capital requirements, including the reforms known as Basel III, as well as rules that establish leverage and supplementary leverage ratio requirements. We are also subject to the FRB's rule implementing an additional capital surcharge on those U.S. banking organizations, such as the Company, that are designated as global systemically important banks (G-SIBs). The failure to meet any of these requirements could result in limitations or restrictions on our ability to make capital distributions.
In addition, the FRB’s enhanced supervision regulations for large BHCs, like Wells Fargo, impose capital distribution restrictions, including on the payment of dividends, upon the occurrence of capital, stress test, risk management, or liquidity risk management triggers. For additional information on regulations or arrangements that may impose capital distribution restrictions on the Company and its subsidiaries, see the “Capital Management” and “Risk Factors” sections of the 2024 Annual Report to Shareholders.

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
The FDIC has adopted a comprehensive, long-range plan for DIF management, targeting a designated reserve ratio of 2%. In addition, the FDIC may recover by special assessment on member banks losses to the DIF as a result of resolving a failed bank. For additional information about our FDIC deposit assessment expense, see Note 21 (Revenue and Expenses) to Financial Statements in the 2024 Annual Report to Shareholders.
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

Privacy Provisions and the Sharing of Personal Financial Data
Federal banking regulators, as required under the Gramm-Leach-Bliley Act (GLB Act), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors. The Fair Credit Reporting Act imposes requirements regarding sharing certain information about consumers among affiliated companies. Under these requirements, consumers have the option to opt out from affiliated companies sharing certain information among the affiliates, depending on the information and purpose of sharing.

Personal Financial Data Rights. In October 2024, the CFPB issued a rule pursuant to section 1033 of the Dodd-Frank Act that requires financial service providers to make consumers’ data available upon request to consumers and authorized third parties. The compliance date for the rule is April 1, 2026. The rule will require the Company to update its technology systems, compliance, third-party risk management programs, and digital channels. Given the rule’s requirement to share customer information with authorized third parties, some of whom could be non-financial institutions, the rule could result in increased fraud, data misuse, and competition.

Regulation of Consumer Financial Products
Consumer financial products are subject to numerous and, in many cases, highly complex federal and state consumer protection laws and regulations, as well as enhanced regulatory scrutiny and expectations. In particular, the CFPB implements and enforces regulations designed to ensure that consumers receive timely, clear, and accurate disclosures regarding financial products and are protected from unfair, deceptive or abusive practices. The CFPB has issued and proposed a number of rules impacting consumer financial products, including rules impacting residential mortgage lending, credit cards, and other financial products and banking related activities, as well as the fees that may be charged for certain banking products and services. In addition to these rulemaking activities, the CFPB may conduct ongoing supervisory examination activities of the financial services industry with respect to a number of consumer businesses and products, including mortgage lending and servicing, fair lending requirements, and auto finance.
Regulation of Swaps and Other Derivatives Activities
The CFTC and the SEC have adopted comprehensive sets of rules regulating swaps and security-based swaps, respectively, and the OCC and other federal regulatory agencies have adopted margin requirements for uncleared swaps and security-based swaps. As a registered swap dealer and a conditionally-registered security-based swap dealer, Wells Fargo Bank, N.A., is subject to these rules.

Regulatory Developments Related to Climate Change and Sustainability
Federal, state, and non-U.S. governments and government agencies have demonstrated increased attention to the impacts and potential risks associated with climate change and sustainability-related activities. For example, federal banking regulators are reviewing the implications of climate change on the financial stability of the United States and have issued guidance on the identification and management by large banks of climate-related financial risks. In addition, the SEC adopted final rules, which have been voluntarily stayed pending legal proceedings, requiring public companies to disclose certain climate-related information, including climate-related risks and impacts, certain greenhouse gas emissions, climate-related targets and goals, and governance of climate-related risks and relevant risk management processes. Similarly, California finalized climate-related disclosure laws, while multiple other states have proposed or adopted laws and guidance with requirements for, or restrictions on, sustainability-related initiatives or disclosures. Additionally, the European Union finalized its Corporate Sustainability Reporting Directive (CSRD) requiring companies to assess climate risks, opportunities, and impacts as well as disclose certain climate-related information, and also finalized its Corporate Sustainability Due Diligence Directive (CSDDD) requiring companies to adopt and implement a transition plan for climate change mitigation. The approaches taken by various governments and government agencies can vary significantly, evolve over time, and sometimes conflict. Any current or future rules, regulations, and guidance related to climate change and its impacts could require us to change certain of our business practices or strategies, reduce our revenue and earnings, impose additional costs on us, subject us to legal or regulatory proceedings, or otherwise adversely affect our business operations and/or competitive position.

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

USA PATRIOT Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The USA PATRIOT Act has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act requires the implementation of policies and procedures relating to anti-money laundering, economic sanctions, suspicious activities, and currency transaction reporting and due diligence on customers. The USA PATRIOT Act also requires federal banking regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

Other Regulatory Related Matters
The Company is subject to a number of consent orders and other regulatory actions, which may require the Company, among other things, to undertake certain changes to its business, operations, products and services, and risk management practices. For a discussion of certain consent orders and other regulatory actions applicable to the Company, see the “Overview” section in the 2024 Annual Report to Shareholders.

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

ADDITIONAL INFORMATION
Additional information in response to this Item 1 can be found in the 2024 Annual Report to Shareholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
Information in response to this Item 1A can be found in this report under Item 1 and in the 2024 Annual Report to Shareholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C.	CYBERSECURITY
Information in response to this Item 1C can be found in the 2024 Annual Report to Shareholders under “Financial Review – Risk Management – Operational Risk Management.” That information is incorporated into this item by reference.

ITEM 2.	PROPERTIES

December 31, 2024	Approximate square footage (in millions)
We occupy properties in:

Top U.S. locations:
Charlotte-Concord-Gastonia, NC-SC	5.7
Minneapolis-St. Paul-Bloomington, MN-WI	3.0
New York-Newark-Jersey City, NY-NJ-PA	2.8
Los Angeles-Long Beach-Anaheim, CA	2.7
Phoenix-Mesa-Chandler, AZ	2.5
San Francisco-Oakland-Berkeley, CA metro area (including corporate headquarters in San Francisco)	2.4
St. Louis, MO-IL	1.9
Dallas-Fort Worth-Arlington, TX	1.8
Des Moines-West Des Moines, IA	1.6
San Antonio-New Braunfels, TX	1.1
Washington-Arlington-Alexandria, DC-VA-MD-WV	1.1
All other U.S. locations	28.3
Total United States	55.1

Top International locations:
India	4.3
Philippines	1.3
United Kingdom	0.2
All other international locations	0.4
Total International	6.2

Total square footage of property occupied for business operations (1)	61.3
(1)In addition to the total square footage of property occupied, Wells Fargo held 4.4 million square feet of real estate as of December 31, 2024, that was vacant pending disposition, leased to retail tenants or leased-to-term by third-party office tenants.
As of December 31, 2024, we provided a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through banking locations and offices. The locations and offices occupied by the Company are used across all of our reportable operating segments and for corporate purposes. We continue to evaluate our owned and leased properties and may determine from time to time that certain of our properties are no longer necessary for our operations. There is no assurance that we will be able to dispose of any excess properties or that we will not incur charges in connection with such dispositions, which could be material to our operating results in a given period.

ITEM 3.	LEGAL PROCEEDINGS
Information in response to this Item 3 can be found in the 2024 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 13 (Legal Actions).” That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is listed on the NYSE (symbol “WFC”). The “Stock Performance” section of the 2024 Annual Report to Shareholders provides stockholder return comparisons and is incorporated herein by reference. At February 14, 2025, there were 197,936 holders of record of the Company’s common stock.

DIVIDENDS
The dividend restrictions discussions in the “Regulation and Supervision – Dividend and Share Repurchase Restrictions” section under Item 1 of this report and in the 2024 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 26 (Regulatory Capital Requirements and Other Restrictions)” are incorporated into this item by reference.
REPURCHASES OF EQUITY SECURITIES
The information in the “Capital Management – Securities Repurchases” section in the 2024 Annual Report to Shareholders is incorporated into this item by reference.
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2024.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Approximate dollar value of shares that may yet be repurchased under the authorization (in millions)
October	31,060,091	$64.39	$9,274
November	20,027,179	74.90	7,774
December	6,745,094	74.13	7,274
Total	57,832,364
(1)All shares were repurchased under an authorization covering up to $30 billion of common stock approved by the Board of Directors and publicly announced by the Company on July 25, 2023. Unless modified or revoked by the Board of Directors, this authorization does not expire.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information in response to this Item 7 can be found in the 2024 Annual Report to Shareholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this Item 7A can be found in the 2024 Annual Report to Shareholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information in response to this Item 8 can be found in the 2024 Annual Report to Shareholders under “Financial Statements,” under “Notes to Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Information in response to this Item 9A can be found in the 2024 Annual Report to Shareholders under “Controls and Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION
Trading Plans
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
In 2024, the Company identified, as well as blocked and reported to the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC), accounts held by certain consumer customers who the Company determined met the OFAC definition of the “Government of Iran” because of their employment at entities owned by the Government of Iran. During 2024, before the accounts were closed and the funds, if any, were moved to a blocked account, there was some regular consumer activity in many of the accounts, including customer deposits, withdrawals, charges and payments, the payment of accrued interest, and account maintenance activities. The Company’s gross revenue attributable to these accounts in 2024 was de minimis. The Company does not intend to engage in further activity with these accounts.
In fourth quarter 2024, the Company received one wire deposit into a customer bank account totaling $500,000 related to the customer’s provision of legal services for or on behalf of persons designated pursuant to Executive Order 13224. This activity was conducted pursuant to a general license issued by OFAC. There was no measurable gross revenue to the Company in connection with this deposit. The Company may in the future engage in similar transactions for its customers to the extent permitted by U.S. law.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Muneera S. Carr (age 56)
Executive Vice President, Chief Accounting Officer and Controller since March 2020;
Executive Vice President and Controller from January 2020 to March 2020.
Ms. Carr has served with the Company for 5 years.

Bridget Engle (age 61)
Senior Executive Vice President and Head of Technology since August 2024;
Senior Executive Vice President, Chief Information Officer, and Global Head of Engineering at Bank of New York Mellon, a financial services company, from June 2017 to June 2024.
Ms. Engle has served with the Company for less than 1 year.

Kristy Fercho (age 58)
Senior Executive Vice President and Head of Diverse Segments, Representation and Inclusion since October 2022;
Executive Vice President and Head of Home Lending from July 2020 to April 2023;
President of the Mortgage Division at Flagstar Bancorp, Inc., a financial services company, from August 2017 to July 2020.
Ms. Fercho has served with the Company for 4 years.

Derek A. Flowers (age 53)
Senior Executive Vice President and Chief Risk Officer since January 2022;
Senior Executive Vice President and Head of Strategic Execution and Operations from June 2019 to January 2022.
Mr. Flowers has served with the Company or its predecessors for 26 years.

Kyle G. Hranicky (age 55)
Senior Executive Vice President and CEO of Commercial Banking since September 2021;
Executive Vice President and Head of Wells Fargo Middle Market Banking from August 2018 to September 2021.
Mr. Hranicky has served with the Company or its predecessors for 30 years.

Bei Ling (age 54)
Senior Executive Vice President and Head of Human Resources since October 2021;
Managing Director, Human Resources at JPMorgan Chase & Co., a financial services company, from April 2013 to September 2021.
Ms. Ling has served with the Company for 3 years.

Ellen R. Patterson (age 51)
Senior Executive Vice President and General Counsel since March 2020;
Group Head, General Counsel at The Toronto-Dominion Bank, a financial services company, from November 2017 to March 2020.
Ms. Patterson has served with the Company for 4 years.

Scott E. Powell (age 62)
Senior Executive Vice President and Chief Operating Officer since December 2019.
Mr. Powell has served with the Company for 5 years.

Fernando S. Rivas (age 50)
Senior Executive Vice President and CEO of Corporate and Investment Banking since January 2025;
Senior Executive Vice President and Co-CEO of Corporate and Investment Banking from May 2024 to January 2025;
Managing Director, Investment Banking at JPMorgan Chase & Co., a financial services company, from September 2023 to February 2024;
Head of North American Investment Banking at JPMorgan Chase & Co. from February 2020 to September 2023;
Co-Head of Global Financial Institutions Group and Head of North America Financial Institutions Group at JPMorgan Chase & Co. from April 2016 to February 2020.
Mr. Rivas has served with the Company for less than 1 year.

Jason Rosenberg (age 47)
Senior Executive Vice President and Head of Public Affairs since April 2024;
Head of Corporate Affairs at Block, Inc., a financial services technology company, from September 2022 to April 2024;
Managing Director, Head of U.S. Government Relations at JPMorgan Chase & Co., a financial services company, from October 2012 to September 2022.
Mr. Rosenberg has served with the Company for less than 1 year.

Michael P. Santomassimo (age 49)
Senior Executive Vice President and Chief Financial Officer since October 2020;
Senior Executive Vice President and Chief Financial Officer at Bank of New York Mellon, a financial services company, from January 2018 to July 2020.
Mr. Santomassimo has served with the Company for 4 years.

Kleber R. Santos (age 51)
Senior Executive Vice President and CEO of Consumer Lending since July 2022;
Senior Executive Vice President and Head of Diverse Segments, Representation and Inclusion from November 2020 to October 2022;
President, Retail and Direct Banking at Capital One Financial Corporation, a financial services company, from March 2017 to October 2020.
Mr. Santos has served with the Company for 4 years.

Charles W. Scharf (age 59)
Chief Executive Officer and President since October 2019.
Mr. Scharf has served with the Company for 5 years.

Barry Sommers (age 55)
Senior Executive Vice President and CEO of Wealth and Investment Management since June 2020;
Chief Executive Officer of Wealth Management at JPMorgan Chase & Co., a financial services company, from September 2016 to April 2019.
Mr. Sommers has served with the Company for 4 years.

Saul Van Beurden (age 55)
Senior Executive Vice President and CEO of Consumer, Small and Business Banking since May 2023;
Senior Executive Vice President and Head of Technology from April 2019 to May 2023.
Mr. Van Beurden has served with the Company for 5 years.

Ather Williams III (age 54)
Senior Executive Vice President and Head of Strategy, Digital, and Innovation since October 2020;
Managing Director, Head of Business Banking at Bank of America Corporation, a financial services company, from September 2017 to July 2020.
Mr. Williams has served with the Company for 4 years.

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

CODE OF CONDUCT
The Company’s Code of Conduct applicable to employees (including executive officers) as well as directors, the Company’s corporate governance guidelines, and the charters for the Audit, Governance and Nominating, Human Resources, Finance, and Risk Committees are available at www.wellsfargo.com/about/corporate/governance. We intend to post on our website any amendments to, or waivers from, a provision of the Code of Conduct that applies to our directors or executive officers.

INSIDER TRADING POLICIES AND PROCEDURES
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, employees, and the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the NYSE applicable to us. These policies and procedures are reflected in (i) the section of our Code of Conduct related to insider trading and other trading restrictions, which is applicable to all employees and directors; (ii) our Insider Trading Activity Policy, which is applicable to directors, officers, and certain other employees; and (iii) our Company Securities Issuance and Repurchase Policy, which is applicable to transactions by the Company. Each of these documents is filed under Exhibit 19 to this Annual Report on Form 10-K.

ADDITIONAL INFORMATION
Additional information with respect to our directors, executive officers, and corporate governance in response to this Item 10 will be in the Company’s 2025 Proxy Statement and is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information with respect to our executive officer and director compensation and with respect to the Human Resources Committee of the Board of Directors in response to this Item 11 will be in the Company’s 2025 Proxy Statement and is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information about our equity compensation plans in effect on December 31, 2024, separately aggregated for plans approved by shareholders and for plans not approved by shareholders. A description of the material features of each equity compensation plan not approved by shareholders follows the table. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2024, unless otherwise indicated.

Equity Compensation Plan Information
	(a)		(b)	(c)
Plan category	# of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	# of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	68,303,017	(2)	$0.00	78,379,648	(3)
Equity compensation plans not approved by security holders	3,730,025	(4)	NA	1,769,581	(5)
Total	72,033,042		0.00	80,149,229
(1)Does not reflect restricted share rights (RSRs), restricted share units (RSUs), performance share awards or deferred compensation benefits because they have no exercise price.
(2)For the Wells Fargo & Company 2022 Long-Term Incentive Plan (2022 LTIP) and its predecessor the Long-Term Incentive Compensation Plan (LTICP), consists of 62,041,896 shares subject to RSRs, and a maximum of 4,976,505 performance shares. For the Supplemental 401(k) Plan, consists of 824,862 shares issuable upon distribution of benefits. For the Directors Stock Compensation and Deferral Plan (Directors Plan), consists of 207,744 shares issuable upon distribution of deferred stock awards, and 134,286 shares issuable upon distribution of deferred compensation benefits.
(3)We could have issued the number of shares of our common stock indicated in the following table pursuant to any of the award types listed for the plan or, if indicated for the plan, pursuant to distributions of deferred compensation benefits. No information is provided for the LTICP because no future awards will be made under this plan.
(4)This consists of shares of common stock issuable upon distribution of deferred compensation benefits and 391 shares issuable upon distribution related to the Norwest Corporation Directors’ Formula Stock Award Plan.
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

Plans approved by security holders	# of shares remaining available for future issuance under equity compensation plans (excluding # of shares to be issued upon exercise of outstanding options, warrants and rights)	Award types
2022 LTIP	76,623,943	Stock, restricted stock, RSRs, performance shares, performance units
Supplemental 401(k) Plan	1,674,620	Deferral distribution
Directors Plan	81,085	Stock options, deferral distribution
Total	78,379,648

Plans not approved by security holders	# of shares remaining available for future issuance under equity compensation plans	Award types
Deferred Compensation Plan	1,633,188	Deferral distribution
Non-Qualified Deferred Compensation Plan for Independent Contractors	136,393	Deferral distribution
Total	1,769,581

Material Features of Equity Compensation Plans Not Approved by Shareholders
Deferred Compensation Plan.  Under the Deferred Compensation Plan, eligible employees may defer receipt of salary, bonuses and certain other compensation subject to the terms of the plan. Deferral elections are irrevocable once made except for limited re-deferral opportunities. We treat amounts deferred by a participant as if invested in the earnings options selected by the participant and determine the deferred compensation benefit payable to the participant based on the performance of those earnings options. The plan offers a number of earnings options, including one based on our common stock with dividends reinvested. We generally distribute amounts allocated to the common stock option in shares of common stock. Participants have no direct interest in any of the earnings options and are general unsecured creditors of the Company with respect to their deferred compensation benefits under the plan.

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
ADDITIONAL INFORMATION
Additional information with respect to security ownership of certain beneficial owners of our common stock and the security ownership of our management in response to this Item 12 will be in the Company’s 2025 Proxy Statement and is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions and director independence in response to this Item 13 will be in the Company’s 2025 Proxy Statement and is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services in response to this Item 14 will be in the Company’s 2025 Proxy Statement and is incorporated into this item by reference.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1.  FINANCIAL STATEMENTS
The Company’s consolidated financial statements, including the Notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2024 Annual Report to Shareholders, and are incorporated into this item by reference.
2.  FINANCIAL STATEMENT SCHEDULES
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

3.  EXHIBITS

A list of exhibits to this Form 10-K is set forth below. Shareholders may obtain a copy of any of the following exhibits, upon payment of a reasonable fee, by writing to Wells Fargo & Company, Office of the Corporate Secretary, MAC J0193-610, 30 Hudson Yards, 61st Floor, New York, New York 10001-2170.
The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214. The former Wachovia Corporation filed documents under SEC file number 001-10000.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 24, 2024.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
4(c)	Description of Securities.	Filed herewith.
10(a)*	Wells Fargo & Company 2022 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed April 29, 2022.
	Long-Term Incentive Compensation Plan (as amended and restated on April 23, 2019).	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2019.
Forms of Performance Share Award Agreement:
	For grants on or after January 28, 2025;	Filed herewith.
	For grants on or after January 23, 2024;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
	For grants on or after January 24, 2023;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
	For grants on or after April 27, 2022; and	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
	For grants on or after January 25, 2022.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Forms of Restricted Share Rights Award Agreement:
	For grants on or after January 28, 2025;	Filed herewith.
	For grants on or after January 23, 2024;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
	For grants to non-employee Directors on or after January 1, 2024;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
	For grants on or after January 24, 2023;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
	For grants to non-employee Directors on or after January 1, 2023;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
* Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location
	For grants on or after April 27, 2022; and	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
	For grants on or after January 25, 2022.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10(b)*	Wells Fargo Bonus Plan, as amended effective January 1, 2025; and	Filed herewith.
	Wells Fargo Bonus Plan, as amended effective January 1, 2024.	Incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
10(c)*	Deferred Compensation Plan, as amended and restated effective October 8, 2020.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
	Amendment to Deferred Compensation Plan, effective July 1, 2023.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
	Amendment to Deferred Compensation Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Deferred Compensation Plan, effective January 1, 2021.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Amendment to Deferred Compensation Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Deferred Compensation Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Deferred Compensation Plan, effective January 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
	Amendments to Deferred Compensation Plan, effective August 1, 2016 and January 1, 2017.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment to Deferred Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	Amendment to Deferred Compensation Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
	Amendment to Deferred Compensation Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(d)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit Number	Description	Location
	Amendment to Directors Stock Compensation and Deferral Plan, effective April 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
	Form of Non-Qualified Stock Option Agreement for grants to Directors on or before April 29, 2008.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(e)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.
	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(f)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental 401(k) Plan, effective July 1, 2023.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2021.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Supplemental 401(k) Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Supplemental 401(k) Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Exhibit Number	Description	Location
10(g)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental Cash Balance Plan, effective July 1, 2023.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
	Amendment to Supplemental Cash Balance Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Supplemental Cash Balance Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Supplemental Cash Balance Plan, effective February 1, 2019.	Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Supplemental Cash Balance Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
	Amendment to Supplemental Cash Balance Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(h)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.
	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(i)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(j)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(k)*	Description of the Company’s Non-Employee Director Compensation Program, effective April 1, 2025; and	Filed herewith.
	Description of the Company’s Non-Employee Director Compensation Program, effective April 1, 2022.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
10(l)*	Description of Wells Fargo Bank, N.A. Non-Employee Director Compensation Program, effective April 1, 2025; and	Filed herewith.
	Description of Wells Fargo Bank, N.A. Non-Employee Director Compensation Program, effective April 1, 2022.	Incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
10(m)*	Amended and Restated Wachovia Corporation Elective Deferral Plan (as amended and restated effective January 1, 2009).	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment to the Wachovia Savings Restoration Plan, effective July 1, 2023.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
	Amendment to Wachovia Corporation Elective Deferral Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Elective Deferral Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Exhibit Number	Description	Location
	Amendment to Elective Deferral Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective August 1, 2016.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective June 21, 2013.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective December 14, 2012.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10(n)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.
10(o)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.
10(p)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendments to Wachovia Corporation Savings Restoration Plan, effective August 1, 2016.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.
10(q)*
Amended and Restated SouthTrust Corporation Additional Retirement Benefit Plan (Pension) effective July 15, 1992, Addendum thereto dated April 20, 1994, and Amendment 2008-1 thereto dated December 29, 2008.
Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(r)*	Key/Specified Employee Policy.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
10(s)*	Offer Letter to Charles W. Scharf, dated September 26, 2019.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed September 27, 2019.

Exhibit Number	Description	Location
13	2024 Annual Report to Shareholders.	Filed herewith.
19(a)	Provisions of Wells Fargo's Code of Conduct related to insider trading.	Filed herewith.
19(b)	Insider Trading Activity Policy.	Filed herewith.
19(c)	Company Securities Issuance and Repurchase Policy.	Filed herewith.
21	Subsidiaries of the Company.	Filed herewith.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
97	Wells Fargo & Company Mandatory Clawback Policy, effective as of October 2, 2023.	Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
99	Description of Replacement Capital Covenants of Wells Fargo.	Incorporated by reference to Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2025.

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
February 25, 2025

By:	/s/ MICHAEL P. SANTOMASSIMO
Michael P. Santomassimo
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 25, 2025

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
February 25, 2025

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Steven D. Black to sign this document on their behalf.

Steven D. Black	Richard K. Davis	CeCelia G. Morken	Ronald L. Sargent
Mark A. Chancy	Fabian T. Garcia	Maria R. Morris	Charles W. Scharf
Celeste A. Clark	Wayne M. Hewett	Felicia F. Norwood	Suzanne M. Vautrinot
Theodore F. Craver, Jr.

By:	/s/ STEVEN D. BLACK
Steven D. Black
Director and Attorney-in-fact
February 25, 2025