Form 10-Q
period 2025-03-31
WELLS FARGO & COMPANY/MN
filed 2025-04-29
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 17, 2025
Common stock, $1-2/3 par value	3,254,182,446

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data
	Quarter ended			Mar 31, 2025 % Change from
($ in millions, except ratios and per share amounts)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Dec 31, 2024	Mar 31, 2024
Selected Income Statement Data
Total revenue	$20,149	20,378	20,863	(1)%	(3)
Noninterest expense	13,891	13,900	14,338	—	(3)
Pre-tax pre-provision profit (PTPP) (1)	6,258	6,478	6,525	(3)	(4)
Provision for credit losses (2)	932	1,095	938	(15)	(1)
Wells Fargo net income	4,894	5,079	4,619	(4)	6
Wells Fargo net income applicable to common stock	4,616	4,801	4,313	(4)	7
Common Share Data
Diluted earnings per common share	1.39	1.43	1.20	(3)	16
Dividends declared per common share	0.40	0.40	0.35	—	14
Common shares outstanding	3,261.7	3,288.9	3,501.7	(1)	(7)
Average common shares outstanding	3,280.4	3,312.8	3,560.1	(1)	(8)
Diluted average common shares outstanding	3,321.6	3,360.7	3,600.1	(1)	(8)
Book value per common share (3)	$49.86	48.85	46.40	2	7
Tangible book value per common share (3)(4)	42.24	41.24	39.17	2	8
Selected Equity Data (period-end)
Total equity	182,906	181,066	182,674	1	—
Common stockholders’ equity	162,627	160,656	162,481	1	—
Tangible common equity (4)	137,776	135,628	137,163	2	—
Performance Ratios
Return on average assets (ROA) (5)	1.03%	1.05	0.97
Return on average equity (ROE) (6)	11.5	11.7	10.5
Return on average tangible common equity (ROTCE) (4)	13.6	13.9	12.3
Efficiency ratio (7)	69	68	69
Net interest margin on a taxable-equivalent basis	2.67	2.70	2.81
Selected Balance Sheet Data (average)
Loans	$908,182	906,353	928,075	—	(2)
Assets	1,919,661	1,918,536	1,916,974	—	—
Deposits	1,339,328	1,353,836	1,341,628	(1)	—
Selected Balance Sheet Data (period-end)
Debt securities	528,493	519,131	506,280	2	4
Loans	913,842	912,745	922,784	—	(1)
Allowance for credit losses for loans	14,552	14,636	14,862	(1)	(2)
Equity securities	63,601	60,644	59,556	5	7
Assets	1,950,311	1,929,845	1,959,153	1	—
Deposits	1,361,728	1,371,804	1,383,147	(1)	(2)

Headcount (#) (period-end)	215,367	217,502	224,824	(1)	(4)
Capital and Other Metrics
Risk-based capital ratios and components (8):
Standardized Approach:
Common Equity Tier 1 (CET1)	11.09%	11.07	11.19
Tier 1 capital	12.59	12.57	12.68
Total capital	15.18	15.18	15.40
Risk-weighted assets (RWAs) (in billions)	$1,222.0	1,216.1	1,221.6	—	—
Advanced Approach:
Common Equity Tier 1 (CET1)	12.75%	12.40	12.43
Tier 1 capital	14.47	14.09	14.09
Total capital	16.49	16.08	16.17
Risk-weighted assets (RWAs) (in billions)	$1,063.6	1,085.0	1,099.6	(2)	(3)
Tier 1 leverage ratio	8.13%	8.08	8.20
Supplementary Leverage Ratio (SLR)	6.79%	6.74	6.85
Total Loss Absorbing Capacity (TLAC) Ratio (9)	25.11	24.83	25.10
Liquidity Coverage Ratio (LCR) (10)	125	125	126
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
(4)Tangible common equity, tangible book value per common share, and return on average tangible common equity are non-GAAP financial measures. For additional information, including a corresponding reconciliation to generally accepted accounting principles (GAAP) financial measures, see the “Capital Management – Tangible Common Equity” section in this Report.
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

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and in the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).

When we refer to “Wells Fargo,” “the Company,” “we,” “our,” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. See the “Glossary of Acronyms” for definitions of terms used throughout this Report.

Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $1.95 trillion in assets. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 34 on Fortune’s 2024 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at March 31, 2025.

Wells Fargo’s top priority remains building a risk and control infrastructure appropriate for its size and complexity. The Company is subject to a number of consent orders and other regulatory actions, which may require the Company, among other things, to undertake certain changes to its business, operations, products and services, and risk management practices. While we still have work to do and have not yet satisfied certain aspects of these regulatory actions, the Company is committed to devoting the resources necessary to operate with strong business practices and controls, maintain the highest level of integrity, and have an appropriate culture in place. In particular, pursuant to a 2018 consent order entered into with the Board of Governors of the Federal Reserve System (FRB), we are subject to an asset cap whereby the Company’s total consolidated assets as defined under the consent order have been limited to the level as of December 31, 2017. For additional information regarding regulatory actions and the risks related thereto, including additional information on the asset cap, see the “Regulation and Supervision” section in this Report and the “Risk Factors” section in our 2024 Form 10-K.
Financial Performance

Consolidated Financial Highlights
	Quarter ended Mar 31,
($ in millions)	2025	2024	$ Change	% Change
Selected income statement data
Net interest income	$11,495	12,227	(732)	(6)%
Noninterest income	8,654	8,636	18	—
Total revenue	20,149	20,863	(714)	(3)
Net charge-offs	1,009	1,157	(148)	(13)
Change in the allowance for credit losses	(77)	(219)	142	65
Provision for credit losses (1)	932	938	(6)	(1)
Noninterest expense	13,891	14,338	(447)	(3)
Income tax expense	522	964	(442)	(46)
Wells Fargo net income	4,894	4,619	275	6
Wells Fargo net income applicable to common stock	4,616	4,313	303	7
(1)Includes provision for credit losses for loans, debt securities, and other financial assets.
In first quarter 2025, we generated $4.9 billion of net income and diluted earnings per share (EPS) of $1.39, compared with $4.6 billion of net income and diluted EPS of $1.20 in the same period a year ago. Financial performance for first quarter 2025, compared with first quarter 2024, included the following:
•total revenue decreased due to lower net interest income, partially offset by higher noninterest income;
•noninterest expense decreased due to lower operating losses, lower professional and outside services expense, and lower other expense driven by a lower Federal Deposit Insurance Corporation (FDIC) special assessment, partially offset by higher technology, telecommunications and equipment expense;
•average loans decreased due to declines in our commercial real estate and residential mortgage portfolios; and
•average deposits decreased driven by a decline in our interest-bearing deposits, partially offset by an increase in our noninterest-bearing deposits.
Capital and Liquidity
We maintained a strong capital and liquidity position in first quarter 2025, which included the following:
•our Common Equity Tier 1 (CET1) ratio was 11.09% under the Standardized Approach (our binding ratio), which

Wells Fargo & Company	3

Overview (continued)

continued to exceed the regulatory minimum and buffers of 9.80%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 25.11%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 125%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.

Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $14.6 billion at March 31, 2025, decreased $84 million from December 31, 2024.
•Our provision for credit losses for loans was $925 million in first quarter 2025, compared with $926 million in the same period a year ago, reflecting a decrease in net loan charge-offs, which was partially offset by the change in allowance for credit losses for loans driven by a lower allowance for commercial real estate loans on lower loan balances, partially offset by a higher allowance for commercial and industrial loans.
•The allowance coverage for total loans was 1.59% at March 31, 2025, compared with 1.60% at December 31, 2024.
•Commercial portfolio net loan charge-offs were $211 million, or 16 basis points of average commercial loans, in first quarter 2025, compared with net loan charge-offs of $341 million, or 25 basis points, in the same period a year ago, due to lower losses in our commercial real estate portfolio driven by the office property type and lower losses in our commercial and industrial portfolio.
•Consumer portfolio net loan charge-offs were $798 million, or 86 basis points of average consumer loans, in first quarter 2025, compared with net loan charge-offs of $808 million, or 84 basis points, in the same period a year ago, due to lower losses in our auto and other consumer portfolios, partially offset by higher losses in our credit card portfolio.
•Nonperforming assets (NPAs) of $8.2 billion at March 31, 2025, increased $289 million, or 4%, from December 31, 2024, driven by an increase in commercial and industrial nonaccrual loans. NPAs represented 0.90% of total loans at March 31, 2025.

4	Wells Fargo & Company

Earnings Performance
Wells Fargo net income for first quarter 2025 was $4.9 billion ($1.39 diluted EPS), compared with $4.6 billion ($1.20 diluted EPS) in the same period a year ago. Net income increased in first quarter 2025, compared with the same period a year ago, predominantly due to a $447 million decrease in noninterest expense and a $442 million decrease in income tax expense, partially offset by a $732 million decrease in net interest income.

Net Interest Income
Net interest income and net interest margin decreased in first quarter 2025, compared with the same period a year ago, driven by the impact of lower interest rates on floating rate assets, deposit mix and pricing changes, lower loan balances, and one fewer day in the quarter, partially offset by lower market funding costs.

Table 1 presents the individual components of net interest income and net interest margin. Net interest income and net interest margin are presented on a taxable-equivalent basis in Table 1 to consistently reflect income from taxable and tax-exempt loans and debt and equity securities. The calculation for taxable-equivalent basis was based on a federal statutory tax rate of 21%.

For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2024 Form 10-K.

Wells Fargo & Company	5

Earnings Performance (continued)
Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended March 31,
			2025			2024
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$150,855	1,473	3.96%	$207,568	2,573	4.99%
Federal funds sold and securities purchased under resale agreements	101,175	1,062	4.26	69,719	914	5.28
Debt securities:
Trading debt securities	134,951	1,389	4.13	112,170	1,144	4.08
Available-for-sale debt securities	175,550	1,961	4.48	139,986	1,396	3.99
Held-to-maturity debt securities	233,952	1,406	2.41	264,755	1,783	2.70
Total debt securities	544,453	4,756	3.50	516,911	4,323	3.35
Loans held for sale (2)	7,589	117	6.20	5,835	114	7.82
Loans:
Commercial and industrial – U.S.	319,351	5,004	6.35	305,159	5,437	7.16
Commercial and industrial – Non-U.S.	62,351	962	6.26	70,434	1,277	7.29
Commercial real estate	135,271	2,064	6.19	150,083	2,591	6.94
Lease financing	16,182	234	5.78	16,363	218	5.34
Total commercial loans	533,155	8,264	6.28	542,039	9,523	7.06
Residential mortgage	248,739	2,287	3.68	259,053	2,342	3.61
Credit card	55,363	1,739	12.74	51,708	1,689	13.14
Auto	41,967	551	5.33	47,114	584	4.98
Other consumer	28,958	544	7.61	28,161	603	8.62
Total consumer loans	375,027	5,121	5.51	386,036	5,218	5.42
Total loans (2)	908,182	13,385	5.96	928,075	14,741	6.38
Equity securities	29,267	146	2.01	21,350	150	2.82
Other interest-earning assets	10,796	110	4.15	8,940	114	5.14
Total interest-earning assets	$1,752,317	21,049	4.85%	$1,758,398	22,929	5.24%
Cash and due from banks	28,757	—		27,515	—
Goodwill	25,135	—		25,174	—
Other noninterest-earning assets	113,452	—		105,887	—
Total noninterest-earning assets	$167,344	—		158,576	—
Total assets	$1,919,661	21,049		1,916,974	22,929
Liabilities
Deposits:
Demand deposits	$470,502	2,591	2.23%	$439,176	2,254	2.06%
Savings deposits	360,294	1,172	1.32	350,807	907	1.04
Time deposits	127,764	1,338	4.25	186,758	2,453	5.28
Deposits in non-U.S. offices	14,367	108	3.04	20,133	197	3.93
Total interest-bearing deposits	972,927	5,209	2.17	996,874	5,811	2.34
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	115,503	1,252	4.40	78,917	1,054	5.37
Other short-term borrowings	12,389	109	3.59	16,071	164	4.09
Total short-term borrowings	127,892	1,361	4.32	94,988	1,218	5.16
Long-term debt	173,052	2,582	5.97	197,116	3,349	6.80
Other interest-bearing liabilities	39,249	325	3.33	32,821	235	2.88
Total interest-bearing liabilities	$1,313,120	9,477	2.92%	$1,321,799	10,613	3.22%
Noninterest-bearing deposits	366,401	—		344,754	—
Other noninterest-bearing liabilities	56,782	—		63,752	—
Total noninterest-bearing liabilities	$423,183	—		408,506	—
Total liabilities	$1,736,303	9,477		1,730,305	10,613
Total equity	183,358	—		186,669	—
Total liabilities and equity	$1,919,661	9,477		1,916,974	10,613

Interest rate spread on a taxable-equivalent basis (3)			1.93%			2.02%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$11,572	2.67%		$12,316	2.81%
(1)The average balance amounts represent amortized costs, except for certain held-to-maturity (HTM) debt securities, which exclude unamortized basis adjustments related to the transfer of those securities from available-for-sale (AFS) debt securities. Amortized cost amounts exclude any valuation allowances and unrealized gains or losses, which are included in other noninterest-earning assets and other noninterest-bearing liabilities. The average interest rates are based on interest income or expense amounts for the period and are annualized. Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(2)Nonaccrual loans and any related income are included in their respective loan categories.
(3)Includes taxable-equivalent adjustments of $77 million and $89 million for the quarters ended March 31, 2025 and 2024, respectively, predominantly related to tax-exempt income on certain loans and securities.

6	Wells Fargo & Company

Noninterest Income

Table 2: Noninterest Income

	Quarter ended Mar 31,
($ in millions)	2025	2024	$ Change	% Change
Deposit-related fees	$1,269	1,230	39	3%
Lending-related fees	364	367	(3)	(1)
Investment advisory and other asset-based fees	2,536	2,331	205	9
Commissions and brokerage services fees	638	626	12	2
Investment banking fees	775	627	148	24
Card fees	1,044	1,061	(17)	(2)
Mortgage banking	332	230	102	44
Net gains from trading activities	1,373	1,454	(81)	(6)
Net losses from debt securities	(147)	(25)	(122)	NM
Net gains (losses) from equity securities	(343)	18	(361)	NM
Lease income	272	421	(149)	(35)
Other	541	296	245	83
Total	$8,654	8,636	18	—
NM – Not meaningful
First quarter 2025 vs. first quarter 2024
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

Investment banking fees increased due to higher debt underwriting fees.

Mortgage banking increased due to higher income from net hedge results related to mortgage servicing rights (MSR) valuations.

Net gains from trading activities decreased driven by lower revenue in structured products and credit trading, partially offset by higher revenue in commodities and foreign exchange.
Net losses from debt securities increased driven by higher net losses related to a repositioning of our investment portfolio.

Net gains (losses) from equity securities decreased driven by higher unrealized losses from our venture capital investments.

Lease income decreased driven by a gain associated with the resolution of a legacy lease transaction in first quarter 2024.

Other income increased driven by a $263 million gain on the sale of the non-agency portion of our commercial mortgage third-party servicing business. For additional information, see the “Earnings Performance – Operating Segment Results – Corporate and Investment Banking” section in this Report.

Wells Fargo & Company	7

Earnings Performance (continued)
Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Mar 31,
($ in millions)	2025	2024	$ Change	% Change
Personnel	$9,474	9,492	(18)	—%
Technology, telecommunications and equipment	1,223	1,053	170	16
Occupancy	761	714	47	7
Operating losses	143	633	(490)	(77)
Professional and outside services	1,038	1,101	(63)	(6)
Leases (1)	157	164	(7)	(4)
Advertising and promotion	181	197	(16)	(8)
Other	914	984	(70)	(7)
Total	$13,891	14,338	(447)	(3)
(1)Represents expenses for assets we lease to customers.
First quarter 2025 vs. first quarter 2024
Personnel expense decreased slightly due to the impact of efficiency initiatives, partially offset by higher revenue-related compensation expense and higher retirement-eligible employee stock compensation expense.

Technology, telecommunications and equipment expense increased due to higher expense for the amortization of internally developed software and higher expense for software maintenance and licenses.

Operating losses decreased driven by lower expense for customer remediation activities, compared with higher expense in first quarter 2024 related to the further refinement of the remediation costs for historical mortgage lending and other consumer products matters.
For additional information on operating losses, see Note 18 (Revenue and Expenses) to Financial Statements in this Report.

Professional and outside services expense decreased driven by lower expense for consulting projects related to our risk and control work, as well as efficiency initiatives to reduce our spending on consultants and contractors.
Other expense decreased reflecting lower expense for the FDIC special assessment.

For additional information on the FDIC’s special assessment, see Note 18 (Revenue and Expenses) to Financial Statements in this Report.

Income Tax Expense

Table 4: Income Tax Expense

	Quarter ended Mar 31,
($ in millions)	2025	2024	$ Change	% Change
Income before income tax expense	$5,326	5,587	(261)	(5)%
Income tax expense	522	964	(442)	(46)
Effective income tax rate (1)	9.6%	17.3
(1)Represents (i) Income tax expense (benefit) divided by (ii) Income (loss) before income tax expense (benefit) less Net income (loss) from noncontrolling interests.
The decrease in the effective income tax rate for first quarter 2025, compared with the same period a year ago, was driven by the impact of increased discrete tax benefits related to the resolution of prior period tax matters, as well as the impact of annual vesting of stock-based compensation.

For additional information on income taxes, see Note 23 (Income Taxes) to Financial Statements in our 2024 Form 10-K.

8	Wells Fargo & Company

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

Funds Transfer Pricing. Corporate treasury manages a funds transfer pricing methodology that considers interest rate risk, liquidity risk, and other product characteristics. Operating segments pay a funding charge for their assets and receive a funding credit for their deposits, both of which are included in net interest income. The net impact of the funding charges or credits is recognized in corporate treasury.

Revenue Sharing and Expense Allocations. When lines of business jointly serve customers, the line of business that is responsible for providing the product or service recognizes revenue or expense with a referral fee paid or an allocation of cost to the other line of business based on established internal revenue-sharing agreements.

When a line of business uses a service provided by another line of business, expense is generally allocated based on the cost and use of the service provided. Enterprise functions, such as operations, technology, and risk management, are included in Corporate with an allocation of their applicable costs to the reportable operating segments based on the level of support provided by the enterprise function. We periodically assess and update our revenue sharing and expense allocation methodologies.

Taxable-Equivalent Adjustments. Taxable-equivalent adjustments related to tax-exempt income on certain loans and debt securities are included in net interest income, while taxable-equivalent adjustments related to income tax credits for affordable housing and renewable energy investments are included in noninterest income, in each case with corresponding impacts to income tax expense (benefit). Adjustments are included in Corporate, Commercial Banking, and Corporate and Investment Banking and are eliminated to reconcile to the Company’s consolidated financial results.

Allocated Capital. Reportable operating segments are allocated capital under a risk-sensitive framework that is primarily based on aspects of our regulatory capital requirements, and the assumptions and methodologies used to allocate capital are periodically assessed and updated. Management believes that return on allocated capital is a useful financial measure because it enables management, investors, and others to assess a reportable operating segment’s use of capital.

Selected Metrics. We present certain financial and nonfinancial metrics that management uses when evaluating reportable operating segment results. Management believes that these metrics are useful to investors and others to assess the performance, customer growth, and trends of reportable operating segments or lines of business.
Table 5: Management Reporting Structure

Wells Fargo & Company

Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate

• Consumer, Small and Business Banking • Home Lending • Credit Card • Auto • Personal Lending	• Middle Market Banking • Asset-Based Lending and Leasing	• Banking • Commercial Real Estate • Markets	• Wells Fargo Advisors • The Private Bank	• Corporate Treasury • Enterprise Functions • Investment Portfolio • Venture capital and private equity investments • Non-strategic businesses

Wells Fargo & Company	9

Earnings Performance (continued)
Table 6 and the following discussion present our results by reportable operating segment. For additional information, see Note 17 (Operating Segments) to Financial Statements in this Report.
Table 6: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended March 31, 2025
Net interest income	$6,943	1,977	1,790	826	36	(77)	11,495
Noninterest income	1,970	948	3,274	3,048	(213)	(373)	8,654
Total revenue	8,913	2,925	5,064	3,874	(177)	(450)	20,149
Provision for credit losses	739	187	—	11	(5)	—	932
Noninterest expense	5,928	1,670	2,476	3,360	457	—	13,891
Income (loss) before income tax expense (benefit)	2,246	1,068	2,588	503	(629)	(450)	5,326
Income tax expense (benefit)	557	272	647	111	(615)	(450)	522
Net income (loss) before noncontrolling interests	1,689	796	1,941	392	(14)	—	4,804
Less: Net income (loss) from noncontrolling interests	—	2	—	—	(92)	—	(90)
Net income	$1,689	794	1,941	392	78	—	4,894
Quarter ended March 31, 2024
Net interest income	$7,110	2,278	2,027	869	32	(89)	12,227
Noninterest income	1,981	874	2,955	2,873	291	(338)	8,636
Total revenue	9,091	3,152	4,982	3,742	323	(427)	20,863
Provision for credit losses	788	143	5	3	(1)	—	938
Noninterest expense	6,024	1,679	2,330	3,230	1,075	—	14,338
Income (loss) before income tax expense (benefit)	2,279	1,330	2,647	509	(751)	(427)	5,587
Income tax expense (benefit)	573	341	666	128	(317)	(427)	964
Net income (loss) before noncontrolling interests	1,706	989	1,981	381	(434)	—	4,623
Less: Net income from noncontrolling interests	—	3	—	—	1	—	4
Net income (loss)	$1,706	986	1,981	381	(435)	—	4,619
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

10	Wells Fargo & Company

Consumer Banking and Lending offers diversified financial products and services for consumers and small businesses with annual sales generally up to $10 million. These financial products and services include checking and savings accounts, credit and debit cards, as well as home, auto, personal, and small business lending. In April 2025, we completed the acquisition of the remaining interest in our merchant processing services joint venture, Wells Fargo Merchant Services. As a result of the acquisition, we expect increased expense related to the amortization of an intangible asset associated with the acquired merchant contracts.

Table 6a and Table 6b provide additional information for Consumer Banking and Lending.
Table 6a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended Mar 31,
($ in millions, unless otherwise noted)	2025	2024	$ Change	% Change
Income Statement
Net interest income	$6,943	7,110	(167)	(2)%
Noninterest income:
Deposit-related fees	651	677	(26)	(4)
Card fees	978	990	(12)	(1)
Mortgage banking	222	193	29	15
Other	119	121	(2)	(2)
Total noninterest income	1,970	1,981	(11)	(1)
Total revenue	8,913	9,091	(178)	(2)
Net charge-offs	877	881	(4)	—
Change in the allowance for credit losses	(138)	(93)	(45)	(48)
Provision for credit losses	739	788	(49)	(6)
Noninterest expense	5,928	6,024	(96)	(2)
Income before income tax expense	2,246	2,279	(33)	(1)
Income tax expense	557	573	(16)	(3)
Net income	$1,689	1,706	(17)	(1)
Revenue by Line of Business
Consumer, Small and Business Banking	$5,981	6,092	(111)	(2)
Consumer Lending:
Home Lending	866	864	2	—
Credit Card	1,524	1,496	28	2
Auto	237	300	(63)	(21)
Personal Lending	305	339	(34)	(10)
Total revenue	$8,913	9,091	(178)	(2)

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (1)	14.5%	14.5
Efficiency ratio (2)	67	66
Retail bank branches (#, period-end)	4,155	4,247		(2)
Digital active customers (# in millions, period-end) (3)	36.7	35.5		3
Mobile active customers (# in millions, period-end) (3)	31.8	30.5		4

Consumer, Small and Business Banking:
Deposit spread (4)	2.47%	2.53
Debit card purchase volume ($ in billions) (5)	$126.0	121.5	4.5	4
Debit card purchase transactions (# in millions) (5)	2,486	2,442		2
(continued on following page)

Wells Fargo & Company	11

Earnings Performance (continued)
(continued from previous page)

	Quarter ended Mar 31,
($ in millions, unless otherwise noted)	2025	2024	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$181	91	90	99%
Net gains on mortgage loan originations/sales	41	102	(61)	(60)
Total mortgage banking	$222	193	29	15

Mortgage loan originations ($ in billions)	$4.4	3.5	0.9	26
% of originations held for sale (HFS)	38.2%	43.5
Third-party mortgage loans serviced ($ in billions, period-end) (6)	$471.1	527.5	(56.4)	(11)
Mortgage servicing rights (MSR) carrying value (period-end)	6,536	7,249	(713)	(10)
Home lending loans 30+ days delinquency rate (period-end) (7)(8)(9)	0.29%	0.30

Credit Card:
Credit card purchase volume ($ in billions)	$42.5	39.1	3.4	9
Credit card new accounts (# in thousands)	554	651		(15)
Credit card loans 30+ days delinquency rate (period-end) (8)(9)	2.82%	2.92
Credit card loans 90+ days delinquency rate (period-end) (8)(9)	1.46	1.55

Auto:
Auto loan originations ($ in billions)	$4.6	4.1	0.5	12
Auto loans 30+ days delinquency rate (period-end) (8)(9)	1.87%	2.36
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
(7)Excludes residential mortgage loans that are insured or guaranteed by U.S government agencies.
(8)Excludes loans held for sale.
(9)Delinquency balances exclude nonaccrual loans.
First quarter 2025 vs. first quarter 2024

Revenue decreased driven by lower net interest income due to lower loan balances and higher deposit costs, partially offset by higher deposit balances.

Noninterest expense decreased driven by:
•lower operating losses; and
•the impact of efficiency initiatives;
partially offset by:
•higher branch personnel and occupancy expense reflecting investments in our branch network.

12	Wells Fargo & Company

Table 6b: Consumer Banking and Lending – Balance Sheet

	Quarter ended Mar 31,
($ in millions)	2025	2024	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer, Small and Business Banking	$6,034	6,465	(431)	(7)%
Consumer Lending:
Home Lending	205,507	214,335	(8,828)	(4)
Credit Card	50,109	46,412	3,697	8
Auto	42,498	47,621	(5,123)	(11)
Personal Lending	13,902	14,896	(994)	(7)
Total loans	$318,050	329,729	(11,679)	(4)
Total deposits	778,601	773,248	5,353	1
Allocated capital	45,500	45,500	—	—

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer, Small and Business Banking	$6,144	6,584	(440)	(7)
Consumer Lending:
Home Lending	204,656	213,289	(8,633)	(4)
Credit Card	49,518	46,867	2,651	6
Auto	41,999	46,692	(4,693)	(10)
Personal Lending	13,656	14,575	(919)	(6)
Total loans	$315,973	328,007	(12,034)	(4)
Total deposits	798,841	794,160	4,681	1
First quarter 2025 vs. first quarter 2024
Total loans (average and period-end) decreased due to:
•a decline in loan balances in our Home Lending business reflecting our more focused strategy for Home Lending, including paydowns of legacy residential mortgage loans; and
•a decline in loan balances in our Auto business as paydowns exceeded originations reflecting our actions related to credit tightening;
partially offset by:
•an increase in loan balances in our Credit Card business due to higher purchase volume and the impact of new product launches.
Total deposits (average and period-end) increased reflecting a reduction in customer migration to higher yielding alternatives.

Wells Fargo & Company	13

Earnings Performance (continued)
Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management.
Table 6c and Table 6d provide additional information for Commercial Banking.
Table 6c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended Mar 31,
($ in millions)	2025	2024	$ Change	% Change
Income Statement
Net interest income	$1,977	2,278	(301)	(13)%
Noninterest income:
Deposit-related fees	335	284	51	18
Lending-related fees	136	138	(2)	(1)
Lease income	123	149	(26)	(17)
Other	354	303	51	17
Total noninterest income	948	874	74	8
Total revenue	2,925	3,152	(227)	(7)
Net charge-offs	41	75	(34)	(45)
Change in the allowance for credit losses	146	68	78	115
Provision for credit losses	187	143	44	31
Noninterest expense	1,670	1,679	(9)	(1)
Income before income tax expense	1,068	1,330	(262)	(20)
Income tax expense	272	341	(69)	(20)
Less: Net income from noncontrolling interests	2	3	(1)	(33)
Net income	$794	986	(192)	(19)

Revenue by Product
Lending and leasing	$1,267	1,309	(42)	(3)
Treasury management and payments	1,260	1,421	(161)	(11)
Other	398	422	(24)	(6)
Total revenue	$2,925	3,152	(227)	(7)

Selected Metrics
Return on allocated capital	11.4%	14.3
Efficiency ratio	57	53
First quarter 2025 vs. first quarter 2024
Revenue decreased driven by:
•lower net interest income reflecting the impact of lower interest rates, partially offset by lower deposit pricing and higher deposit balances;
partially offset by:
•higher deposit-related fees reflecting higher treasury management fees on commercial accounts due to repricing and the impact of higher earnings credits, partially offset by lower transaction service volumes; and
•higher other noninterest income related to tax credit investments.

Provision for credit losses increased reflecting macroeconomic uncertainty.

Noninterest expense decreased slightly due to lower personnel expense reflecting the impact of efficiency initiatives, partially offset by higher operating costs.

14	Wells Fargo & Company

Table 6d: Commercial Banking – Balance Sheet

	Quarter ended Mar 31,
($ in millions)	2025	2024	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$164,113	163,273	840	1%
Commercial real estate	44,598	45,296	(698)	(2)
Lease financing and other	15,093	15,352	(259)	(2)
Total loans	$223,804	223,921	(117)	—
Total deposits	182,859	164,027	18,832	11
Allocated capital	26,000	26,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$168,369	166,842	1,527	1
Commercial real estate	44,788	45,292	(504)	(1)
Lease financing and other	15,109	15,526	(417)	(3)
Total loans	$228,266	227,660	606	—
Total deposits	181,469	168,547	12,922	8
First quarter 2025 vs. first quarter 2024
Total deposits (average and period-end) increased driven by additions of deposits from new and existing customers.

Wells Fargo & Company	15

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

Table 6e and Table 6f provide additional information for Corporate and Investment Banking.
Table 6e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended Mar 31,
($ in millions)	2025	2024	$ Change	% Change
Income Statement
Net interest income	$1,790	2,027	(237)	(12)%
Noninterest income:
Deposit-related fees	275	262	13	5
Lending-related fees	201	203	(2)	(1)
Investment banking fees	765	647	118	18
Net gains from trading activities	1,347	1,405	(58)	(4)
Other	686	438	248	57
Total noninterest income	3,274	2,955	319	11
Total revenue	5,064	4,982	82	2
Net charge-offs	97	196	(99)	(51)
Change in the allowance for credit losses	(97)	(191)	94	49
Provision for credit losses	—	5	(5)	(100)
Noninterest expense	2,476	2,330	146	6
Income before income tax expense	2,588	2,647	(59)	(2)
Income tax expense	647	666	(19)	(3)
Net income	$1,941	1,981	(40)	(2)

Revenue by Line of Business
Banking:
Lending	$618	681	(63)	(9)
Treasury Management and Payments	618	686	(68)	(10)
Investment Banking	534	474	60	13
Total Banking	1,770	1,841	(71)	(4)
Commercial Real Estate	1,449	1,223	226	18
Markets:
Fixed Income, Currencies, and Commodities (FICC)	1,382	1,359	23	2
Equities	448	450	(2)	—
Credit Adjustment (CVA/DVA/FVA) and Other	(3)	19	(22)	NM
Total Markets	1,827	1,828	(1)	—
Other	18	90	(72)	(80)
Total revenue	$5,064	4,982	82	2

Selected Metrics
Return on allocated capital	17.0%	17.2
Efficiency ratio	49	47
NM – Not meaningful
First quarter 2025 vs. first quarter 2024
Revenue increased driven by:
•a $263 million gain on the sale of the non-agency portion of our commercial mortgage third-party servicing business, which was included in the Commercial Real Estate line of business. The sale closed in March 2025 and included the related servicer advances and MSRs; and
•higher investment banking fees due to higher debt underwriting fees;
partially offset by:
•lower net interest income driven by lower interest rates and lower loan balances, partially offset by lower deposit pricing.
Provision for credit losses reflected a lower allowance for commercial real estate loans on lower loan balances, partially offset by a higher allowance for commercial and industrial loans on higher loan balances.

Noninterest expense increased driven by higher operating costs and incentive compensation expense, partially offset by the impact of efficiency initiatives.

16	Wells Fargo & Company

Table 6f: Corporate and Investment Banking – Balance Sheet

	Quarter ended Mar 31,
($ in millions)	2025	2024	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$192,654	185,432	7,222	4%
Commercial real estate	84,633	97,811	(13,178)	(13)
Total loans	$277,287	283,243	(5,956)	(2)
Loans by Line of Business:
Banking	$86,528	90,897	(4,369)	(5)
Commercial Real Estate	117,318	131,709	(14,391)	(11)
Markets	73,441	60,637	12,804	21
Total loans	$277,287	283,243	(5,956)	(2)
Trading-related assets:
Trading account securities	$151,483	121,347	30,136	25
Reverse repurchase agreements/securities borrowed	97,171	62,856	34,315	55
Derivative assets	19,688	17,033	2,655	16
Total trading-related assets	$268,342	201,236	67,106	33
Total assets	611,037	550,933	60,104	11
Total deposits	203,914	183,273	20,641	11
Allocated capital	44,000	44,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$197,142	178,986	18,156	10
Commercial real estate	83,522	96,611	(13,089)	(14)
Total loans	$280,664	275,597	5,067	2
Loans by Line of Business:
Banking	$88,239	86,066	2,173	3
Commercial Real Estate	116,051	129,627	(13,576)	(10)
Markets	76,374	59,904	16,470	27
Total loans	$280,664	275,597	5,067	2
Trading-related assets:
Trading account securities	$150,401	133,079	17,322	13
Reverse repurchase agreements/securities borrowed	122,875	62,019	60,856	98
Derivative assets	18,883	17,726	1,157	7
Total trading-related assets	$292,159	212,824	79,335	37
Total assets	632,478	553,105	79,373	14
Total deposits	209,200	195,969	13,231	7
First quarter 2025 vs. first quarter 2024
Total loans (average) decreased driven by commercial real estate loan payoffs exceeding originations and draws on existing loan accounts.
Total loans (period-end) increased driven by commercial and industrial loan originations and draws on existing loan accounts exceeding loan payoffs.
Total trading-related assets (average and period-end) increased reflecting:
•higher trading account securities driven by growth across all asset classes; and
•an increased volume of reverse repurchase agreements.
Total deposits (average and period-end) increased driven by additions of deposits from new and existing customers.

Wells Fargo & Company	17

Earnings Performance (continued)
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

Table 6g and Table 6h provide additional information for Wealth and Investment Management (WIM).
Table 6g: Wealth and Investment Management

	Quarter ended Mar 31,
($ in millions, unless otherwise noted)	2025	2024	$ Change	% Change
Income Statement
Net interest income	$826	869	(43)	(5)%
Noninterest income:
Investment advisory and other asset-based fees	2,474	2,267	207	9
Commissions and brokerage services fees	534	545	(11)	(2)
Other	40	61	(21)	(34)
Total noninterest income	3,048	2,873	175	6
Total revenue	3,874	3,742	132	4
Net charge-offs	(6)	6	(12)	NM
Change in the allowance for credit losses	17	(3)	20	667
Provision for credit losses	11	3	8	267
Noninterest expense	3,360	3,230	130	4
Income before income tax expense	503	509	(6)	(1)
Income tax expense	111	128	(17)	(13)
Net income	$392	381	11	3

Selected Metrics
Return on allocated capital	23.6%	22.7
Efficiency ratio	87	86
Client assets ($ in billions, period-end):
Advisory assets	$980	939	41	4
Other brokerage assets and deposits	1,253	1,247	6	—
Total client assets	$2,233	2,186	47	2

Selected Balance Sheet Data (average)
Total loans	$84,344	82,483	1,861	2
Total deposits	123,378	101,474	21,904	22
Allocated capital	6,500	6,500	—	—

Selected Balance Sheet Data (period-end)
Total loans	$84,444	82,999	1,445	2
Total deposits	124,582	102,478	22,104	22
NM- Not meaningful
First quarter 2025 vs. first quarter 2024

Revenue increased driven by:
•higher investment advisory and other asset-based fees driven by higher asset-based fees reflecting higher market valuations;
partially offset by:
•lower net interest income driven by higher deposit costs, partially offset by higher deposit and loan balances.
Noninterest expense increased reflecting higher personnel expense driven by higher revenue-related compensation expense, partially offset by the impact of efficiency initiatives.

Total deposits (average and period-end) increased driven by higher brokerage deposit balances.

18	Wells Fargo & Company

WIM Advisory Assets. In addition to transactional accounts, WIM offers advisory account relationships to brokerage customers. Fees from advisory accounts are based on a percentage of the market value of the assets as of the beginning of the quarter, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. Advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion.
WIM also manages personal trust and other assets for high net worth clients, with fee income earned based on a percentage of the market value of these assets.

Table 6h presents advisory assets activity by WIM line of business. Management believes that advisory assets is a useful metric because it allows management, investors, and others to assess how changes in asset amounts may impact the generation of certain asset-based fees. For the first quarter of both 2025 and 2024, the average fee rate by account type ranged from 50 to 120 basis points.
Table 6h: WIM Advisory Assets

	Quarter ended
(in billions)	Balance, beginning of period	Inflows (outflows), net (1)	Market impact (2)	Balance, end of period
March 31, 2025
Client-directed (3)	$205.7	(3.0)	(5.0)	197.7
Financial advisor-directed (4)	309.2	(0.7)	(2.2)	306.3
Separate accounts (5)	225.7	1.6	(0.5)	226.8
Mutual fund advisory (6)	85.7	(1.6)	(0.2)	83.9
Total Wells Fargo Advisors	$826.3	(3.7)	(7.9)	814.7
The Private Bank (7)	171.4	(2.0)	(4.1)	165.3
Total WIM advisory assets	$997.7	(5.7)	(12.0)	980.0
March 31, 2024
Client-directed (3)	$185.3	(1.4)	10.3	194.2
Financial advisor-directed (4)	264.6	1.6	18.3	284.5
Separate accounts (5)	198.4	(0.1)	10.9	209.2
Mutual fund advisory (6)	83.3	(0.9)	4.3	86.7
Total Wells Fargo Advisors	$731.6	(0.8)	43.8	774.6
The Private Bank (7)	159.5	(2.4)	7.1	164.2
Total WIM advisory assets	$891.1	(3.2)	50.9	938.8
(1)Inflows include new advisory account assets, contributions, dividends, and interest. Outflows include closed advisory account assets, withdrawals, and client management fees.
(2)Market impact reflects gains and losses on portfolio investments.
(3)Investment advice and other services are provided to the client, but decisions are made by the client and the fees earned are based on a percentage of the advisory account assets, not the number and size of transactions executed by the client.
(4)Professionally managed portfolios with fees earned based on respective strategies and as a percentage of certain client assets.
(5)Professional advisory portfolios managed by third-party asset managers. Fees are earned based on a percentage of certain client assets.
(6)Program with portfolios constructed of load-waived, no-load, and institutional share class mutual funds. Fees are earned based on a percentage of certain client assets.
(7)Discretionary and non-discretionary portfolios held in personal trusts, investment agency, or custody accounts with fees earned based on a percentage of client assets.

Wells Fargo & Company	19

Earnings Performance (continued)
Corporate includes corporate treasury and enterprise functions, net of expense allocations, in support of the reportable operating segments (including funds transfer pricing, capital, and liquidity), as well as our investment portfolio and venture capital and private equity investments. Corporate also includes certain lines of business that management has determined are no longer consistent with the long-term strategic goals of the Company as well as results for previously divested businesses. For additional information on our rail car leasing business included in Corporate, see the “Earnings Performance – Operating Segment Results – Corporate” section in our 2024 Form 10-K.

Table 6i and Table 6j provide additional information for Corporate.
Table 6i: Corporate – Income Statement

	Quarter ended Mar 31,
($ in millions)	2025	2024	$ Change	% Change
Income Statement
Net interest income	$36	32	4	13%
Noninterest income	(213)	291	(504)	NM
Total revenue	(177)	323	(500)	NM
Net charge-offs	—	(1)	1	100
Change in the allowance for credit losses	(5)	—	(5)	NM
Provision for credit losses	(5)	(1)	(4)	NM
Noninterest expense	457	1,075	(618)	(57)
Loss before income tax benefit	(629)	(751)	122	16
Income tax benefit	(615)	(317)	(298)	(94)
Less: Net income (loss) from noncontrolling interests (1)	(92)	1	(93)	NM
Net income (loss)	$78	(435)	513	118
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests associated with our venture capital investments.
First quarter 2025 vs. first quarter 2024
Revenue decreased driven by:
•lower net gains from equity securities reflecting higher unrealized losses from our venture capital investments; and
•higher net losses from debt securities related to a repositioning of our investment portfolio.

Noninterest expense decreased reflecting:
•lower operating losses due to lower expense for customer remediation activities; and
•lower expense for the FDIC special assessment. For additional information on the FDIC special assessment, see Note 18 (Revenue and Expenses) to Financial Statements in this Report.

20	Wells Fargo & Company

Table 6j: Corporate – Balance Sheet

	Quarter ended Mar 31,
($ in millions)	2025	2024	$ Change	% Change
Selected Balance Sheet Data (average)
Available-for-sale debt securities	$161,430	122,794	38,636	31%
Held-to-maturity debt securities	226,714	257,088	(30,374)	(12)
Equity securities	15,398	15,958	(560)	(4)
Total assets	618,339	663,483	(45,144)	(7)
Total deposits	50,576	119,606	(69,030)	(58)

Selected Balance Sheet Data (period-end)
Available-for-sale debt securities	$167,634	127,084	40,550	32
Held-to-maturity debt securities	224,111	255,761	(31,650)	(12)
Equity securities	15,138	15,798	(660)	(4)
Total assets	621,445	699,401	(77,956)	(11)
Total deposits	47,636	121,993	(74,357)	(61)

First quarter 2025 vs. first quarter 2024
Total assets (average and period-end) decreased reflecting a decrease in interest-earning deposits with banks that are managed by corporate treasury.

Total deposits (average and period-end) decreased driven by maturities of certificates of deposit (CDs) issued by corporate treasury.

Wells Fargo & Company	21

Balance Sheet Analysis
At March 31, 2025, our assets totaled $1.95 trillion, up $20.5 billion from December 31, 2024.

The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 7: Available-for-Sale and Held-to-Maturity Debt Securities

	March 31, 2025				December 31, 2024
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$181,749	(5,520)	176,229	7.1	$170,607	(7,629)	162,978	7.2
Held-to-maturity (3)	227,227	(37,715)	189,512	9.8	234,948	(41,169)	193,779	8.3
Total	$408,976	(43,235)	365,741	n/a	$405,555	(48,798)	356,757	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses, of $34 million related to available-for-sale debt securities at both March 31, 2025, and December 31, 2024, and $104 million and $95 million related to held-to-maturity debt securities at March 31, 2025, and December 31, 2024, respectively.
(2)Available-for-sale debt securities are carried on our consolidated balance sheet at fair value.
(3)Held-to-maturity debt securities are carried on our consolidated balance sheet at amortized cost, net of the allowance for credit losses.
Table 7 presents a summary of our portfolio of investments in available-for-sale (AFS) and held-to-maturity (HTM) debt securities. See Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type, contractual maturities and weighted average yields. See also the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in our 2024 Form 10-K for additional information on our investment management objectives and practices and the “Risk Management – Asset/Liability Management” section in this Report for information on liquidity and interest rate risk.

The amortized cost, net of the allowance for credit losses, of the total AFS and HTM debt securities portfolio increased from December 31, 2024. Purchases of AFS debt securities were partially offset by paydowns and maturities of AFS and HTM debt securities, as well as sales of AFS debt securities.
The total net unrealized losses on AFS and HTM debt securities decreased from December 31, 2024, due to changes in interest rates and the realization of losses related to a repositioning of our AFS debt securities portfolio.

At March 31, 2025, 99% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades.

22	Wells Fargo & Company

Loan Portfolios
Table 8 provides a summary of total outstanding loans by portfolio segment. Commercial loans increased from December 31, 2024, driven by an increase in commercial and industrial loans as a result of increased originations and loan draws, partially offset by paydowns. Consumer loans decreased from December 31, 2024, driven by decreases in the residential mortgage, credit card, and auto loan portfolios, as loan paydowns exceeded originations.
Table 8: Loan Portfolios

($ in millions)	Mar 31, 2025	Dec 31, 2024	$ Change	% Change
Commercial	$540,699	534,159	6,540	1%
Consumer	373,143	378,586	(5,443)	(1)
Total loans	$913,842	912,745	1,097	—
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

See the “Balance Sheet Analysis – Loan Portfolios” section in our 2024 Form 10-K for additional information regarding contractual loan maturities and the distribution of loans to changes in interest rates.
Deposits
Deposits decreased from December 31, 2024, driven by lower time deposits due to maturities of CDs issued by corporate treasury.

Table 9 provides additional information regarding deposit balances. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report. Our average deposit cost in first quarter 2025 decreased to 1.58%, compared with 1.73% in fourth quarter 2024.
Table 9: Deposits

($ in millions)	Mar 31, 2025	% of total deposits	Dec 31, 2024	% of total deposits	$ Change	% Change
Noninterest-bearing demand deposits	$377,443	28%	$383,616	28%	$(6,173)	(2)%
Interest-bearing demand deposits	489,501	36	473,738	35	15,763	3
Savings deposits	363,836	27	359,731	26	4,105	1
Time deposits	124,588	9	137,128	10	(12,540)	(9)
Interest-bearing deposits in non-U.S. offices	6,360	—	17,591	1	(11,231)	(64)
Total deposits	$1,361,728	100%	$1,371,804	100%	$(10,076)	(1)

Wells Fargo & Company	23

Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in financial transactions that are not recorded on our consolidated balance sheet or may be recorded on our consolidated balance sheet in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements include unfunded credit commitments, transactions with unconsolidated entities, guarantees, derivatives, and other commitments. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, and/or (3) diversify our funding sources.

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

24	Wells Fargo & Company

Risk Management
Wells Fargo manages a variety of risks that can significantly affect our financial performance and our ability to meet the expectations of our customers, shareholders, regulators and other stakeholders.

For additional information about how we manage risk, see the “Risk Management” section in our 2024 Form 10-K. The discussion that follows supplements our discussion of the management of certain risks contained in the “Risk Management” section in our 2024 Form 10-K.

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

Loan Portfolio. Our loan portfolios represent the largest component of assets on our consolidated balance sheet for which we have credit risk. Table 10 presents our total loans outstanding by portfolio segment and class of financing receivable.

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Mar 31, 2025	Dec 31, 2024
Commercial and industrial	$390,533	381,241
Commercial real estate	134,035	136,505
Lease financing	16,131	16,413
Total commercial	540,699	534,159
Residential mortgage	247,613	250,269
Credit card	54,608	56,542
Auto	41,482	42,367
Other consumer	29,440	29,408
Total consumer	373,143	378,586
Total loans	$913,842	912,745
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
Credit Quality Overview.  Table 11 provides credit quality trends.
Table 11: Credit Quality Overview

($ in millions)	Mar 31, 2025	Dec 31, 2024
Nonaccrual loans
Commercial loans	$4,883	4,618
Consumer loans	3,095	3,112
Total nonaccrual loans	$7,978	7,730
Nonaccrual loans as a % of total loans	0.87%	0.85

Allowance for credit losses (ACL) for loans	$14,552	14,636
ACL for loans as a % of total loans	1.59%	1.60

	Quarter ended March 31,
	2025	2024
Net loan charge-offs as a % of (1):
Average commercial loans	0.16%	0.25
Average consumer loans	0.86	0.84
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
Additional information on our loan portfolios and our credit quality trends follows.

Significant Loan Portfolio Reviews.  Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an appropriate allowance for credit losses. The following discussion provides additional characteristics and analysis of our significant portfolios. See Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information for each of the following portfolios.

COMMERCIAL AND INDUSTRIAL LOANS AND LEASE FINANCING.
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

Wells Fargo & Company	25

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

We had $16.0 billion of the commercial and industrial loans and lease financing portfolio classified as criticized in accordance with regulatory guidance at March 31, 2025, compared with $16.5 billion at December 31, 2024.

The portfolio increased at March 31, 2025, compared with December 31, 2024, as a result of increased originations and loan draws, partially offset by paydowns. Table 12 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry

	March 31, 2025				December 31, 2024
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Financials except banks	$16	162,485	18%	$260,237	24	156,831	17%	$255,576
Technology, telecom and media	68	23,259	3	60,552	106	23,590	3	61,813
Real estate and construction	95	25,411	3	54,272	92	24,839	3	52,741
Equipment, machinery and parts manufacturing	31	25,563	3	50,572	35	25,135	3	51,150
Retail	268	18,623	2	45,408	91	17,709	2	43,374
Materials and commodities	119	14,476	2	33,883	100	13,624	1	37,365
Food and beverage manufacturing	9	16,316	2	32,215	9	16,665	2	35,079
Auto related	7	16,505	2	31,013	8	16,507	2	30,537
Oil, gas and pipelines	3	10,950	1	30,638	3	10,503	1	30,486
Health care and pharmaceuticals	62	13,590	1	30,564	27	13,620	1	30,726
Commercial services	88	11,148	1	27,462	78	11,152	1	26,968
Diversified or miscellaneous	10	10,295	1	25,897	9	9,115	*	22,847
Utilities	1	7,030	*	25,221	—	6,641	*	24,735
Entertainment and recreation	42	13,786	2	24,967	53	12,672	1	19,691
Insurance and fiduciaries	1	5,456	*	16,832	2	4,368	*	15,753
Transportation services	149	9,418	1	16,563	154	9,560	1	16,477
Government and education	29	6,179	*	12,659	29	5,897	*	11,711
Agribusiness	36	6,013	*	10,665	13	6,349	*	11,225
Consumer services	13	3,150	*	7,499	14	3,121	*	7,165
Other (2)	—	7,011	*	10,679	—	9,756	*	14,223
Total	$1,047	406,664	44%	$807,798	847	397,654	44%	$799,642
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit and discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)No other single industry had total loans in excess of $5.9 billion and $3.2 billion at March 31, 2025, and December 31, 2024, respectively.
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
Table 12a: Financials Except Banks Industry Category

	March 31, 2025				December 31, 2024
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Asset managers and funds (2)	$1	65,391	7%	$111,465	1	59,847	6%	$106,926
Commercial finance (3)	2	51,969	6	84,815	2	51,786	6	84,652
Consumer finance (4)	1	20,209	2	35,848	5	20,840	2	34,669
Real estate finance (5)	12	24,916	3	28,109	16	24,358	3	29,329
Total	$16	162,485	18%	$260,237	24	156,831	17%	$255,576
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
(3)Includes asset-based lending and leasing, including loans to special purpose entities, loans to commercial leasing entities, structured lending facilities to commercial loan managers, and also includes collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $3.0 billion and $3.7 billion at March 31, 2025, and December 31, 2024, respectively.
(4)Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
(5)Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.

26	Wells Fargo & Company

Our commercial and industrial loans and lease financing portfolio included non-U.S. loans of $64.7 billion and $62.6 billion at March 31, 2025, and December 31, 2024, respectively. Significant industry concentrations of non-U.S. loans at March 31, 2025, and December 31, 2024, respectively, included:
•$39.9 billion and $36.3 billion in the financials except banks industry;
•$5.7 billion and $7.4 billion in the banks industry; and
•$2.3 billion and $2.3 billion in the oil, gas and pipelines industry.

COMMERCIAL REAL ESTATE (CRE).  Our CRE loan portfolio is composed of CRE mortgage and CRE construction loans. The total CRE loan portfolio decreased $2.5 billion from December 31, 2024, as paydowns exceeded originations and advances. The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in California, New York, Florida, and Texas, which represented a combined 48% of the total CRE portfolio. The largest property type concentrations are apartments at 29% and office at 20% of the portfolio. Unfunded credit commitments at both March 31, 2025, and December 31, 2024, were $5.4 billion for CRE mortgage loans and $6.2 billion and $7.1 billion, respectively, for CRE construction loans.
We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings.

We had $17.0 billion of CRE mortgage loans classified as criticized in accordance with regulatory guidance at March 31, 2025, compared with $17.8 billion at December 31, 2024. We had $1.6 billion of CRE construction loans classified as criticized in accordance with regulatory guidance at March 31, 2025, compared with $1.5 billion at December 31, 2024. The decrease in criticized CRE mortgage loans was predominantly driven by the office and apartment property types.

We continue to closely monitor the credit quality of the office property type given weakened demand for office space. Loans in California and New York represented approximately 40% of the office property type at both March 31, 2025, and December 31, 2024.

Table 13 provides our CRE loans by state and property type.
Table 13: CRE Loans by State and Property Type

					March 31, 2025				December 31, 2024
	Real estate mortgage		Real estate construction		Total commercial real estate				Total commercial real estate
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Loans as % of total loans	Total commitments (1)	Loans outstanding balance	Total commitments (1)
By state:
California	$1,040	24,157	—	2,842	1,040	26,999	3%	$29,731	27,999	30,802
New York	534	12,850	—	2,316	534	15,166	2	15,740	15,481	16,225
Florida	101	8,611	—	2,583	101	11,194	1	12,220	11,078	12,081
Texas	275	9,184	—	1,446	275	10,630	1	11,289	10,967	11,808
Arizona	8	4,806	—	649	8	5,455	*	6,198	5,323	6,129
Washington	91	4,635	—	592	91	5,227	*	5,688	4,688	5,148
North Carolina	57	3,863	—	1,092	57	4,955	*	5,461	4,784	5,223
Illinois	29	4,201	—	326	29	4,527	*	5,071	3,688	3,951
Georgia	56	4,140	—	687	56	4,827	*	5,064	5,886	6,277
Virginia	131	3,233	—	544	131	3,777	*	4,075	3,718	4,107
Other (2)	1,487	34,378	27	6,900	1,514	41,278	5	45,105	42,893	47,259
Total	$3,809	114,058	27	19,977	3,836	134,035	15%	$145,642	136,505	149,010
By property:
Apartments	$326	28,411	26	11,126	352	39,537	4%	$43,808	39,758	44,783
Office	2,897	23,934	—	2,481	2,897	26,415	3	27,611	27,380	28,768
Industrial/warehouse	67	20,561	—	2,725	67	23,286	3	25,576	24,038	26,178
Hotel/motel	239	10,924	—	682	239	11,606	1	12,004	11,506	12,015
Retail (excl shopping center)	144	11,187	1	109	145	11,296	1	11,915	11,345	11,951
Shopping center	97	7,825	—	144	97	7,969	*	8,404	8,113	8,571
Institutional	13	3,906	—	1,189	13	5,095	*	5,365	5,186	5,524
Mixed use properties	18	2,329	—	13	18	2,342	*	2,719	2,316	2,427
Mobile home park	8	2,194	—	—	8	2,194	*	2,331	2,273	2,376
Storage facility	—	1,783	—	45	—	1,828	*	2,050	2,088	2,240
Other	—	1,004	—	1,463	—	2,467	*	3,859	2,502	4,177
Total	$3,809	114,058	27	19,977	3,836	134,035	15%	$145,642	136,505	149,010
*    Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes 40 states and non-U.S. loans. No state in Other had loans in excess of $3.5 billion and $3.8 billion at March 31, 2025, and December 31, 2024, respectively. Non-U.S. loans were $5.0 billion and $5.1 billion at March 31, 2025, and December 31, 2024, respectively.

Wells Fargo & Company	27

Risk Management – Credit Risk Management (continued)

NON-U.S. LOANS. Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At March 31, 2025, non-U.S. loans totaled $69.8 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $67.9 billion, or approximately 7% of our total consolidated loans outstanding, at December 31, 2024. Non-U.S. loans were approximately 4% of our total consolidated assets at both March 31, 2025, and December 31, 2024.

COUNTRY RISK EXPOSURE. Our country risk monitoring process incorporates centralized monitoring of economic, political, social, legal, and transfer risks in countries where we do or plan to do business, along with frequent dialogue with our customers, counterparties and regulatory agencies. We establish exposure limits for each country through a centralized oversight process based on customer needs, and through consideration of the relevant and distinct risk of each country. We monitor exposures closely and adjust our country limits in response to changing conditions. We evaluate our individual country risk exposure based on our assessment of a borrower’s ability to repay, which gives consideration for allowable transfers of risk, such as guarantees and collateral, and may be different from the reporting based on a borrower’s primary address.
Our largest single country exposure outside the U.S. at March 31, 2025, was the United Kingdom, which totaled $31.3 billion, or approximately 2% of our total assets, of which $5.6 billion were sovereign exposures and included deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

Table 14 provides information regarding our top 20 exposures by country (excluding the U.S.), based on our assessment of risk, which gives consideration to the country of any guarantors and/or underlying collateral. With respect to Table 14:
•Lending exposure consists of loans outstanding plus unfunded credit commitments (excluding discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase) and is presented prior to the deduction of the allowance for credit losses or collateral received under the terms of the credit agreements, if any.
•Securities exposure represents debt and equity securities of non-U.S. issuers. If applicable, long and short positions are netted.
•Derivatives and other exposure represents foreign exchange contracts, derivative contracts, securities resale agreements, and securities lending agreements.
Table 14: Top 20 Country Exposures (1)

	March 31, 2025					December 31, 2024
(in millions)	Deposits with banks (2)	Lending	Securities	Derivatives and other	Total (3)	Total (4)
United Kingdom	$6,577	21,719	3	3,017	31,316	28,079
Canada	1,360	14,238	2,637	1,097	19,332	16,971
Japan	12,399	614	1,155	46	14,214	16,027
Luxembourg	115	8,037	300	291	8,743	8,456
Cayman Islands	—	7,418	—	203	7,621	8,011
Ireland	17	5,423	166	138	5,744	5,597
France	496	3,559	381	206	4,642	4,183
Germany	553	2,741	564	142	4,000	3,337
Bermuda	—	3,224	30	30	3,284	3,730
Guernsey	—	2,927	—	2	2,929	2,855
Netherlands	—	2,363	150	78	2,591	2,465
Switzerland	131	1,019	29	592	1,771	1,842
South Korea	4	1,307	176	29	1,516	1,502
Hong Kong	31	343	1,001	15	1,390	1,226
Australia	77	953	193	154	1,377	1,191
Chile	—	1,121	201	—	1,322	1,372
China	123	516	469	91	1,199	1,682
India	3	871	224	2	1,100	1,030
Norway	—	1,060	12	8	1,080	1,057
Spain	1	701	24	262	988	868
Total	$21,887	80,154	7,715	6,403	116,159	111,481
(1)Top 20 country exposures reflected 90% of our total non-U.S. exposure at both periods.
(2)Predominantly deposited with central banks.
(3)Top 20 country exposures to central banks and financial institutions was $65.0 billion.
(4)The 2024 exposures correspond to the ranking of the top 20 country exposures at March 31, 2025, and do not necessarily reflect our top 20 country exposures at December 31, 2024.

28	Wells Fargo & Company

RESIDENTIAL MORTGAGE LOANS. Our residential mortgage loan portfolio is composed of 1–4 family first and junior lien mortgage loans. Junior lien mortgage loans consist of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. Residential mortgage – first lien loans represented 96% of the total residential mortgage loan portfolio at both March 31, 2025, and December 31, 2024.

The residential mortgage loan portfolio includes loans with adjustable-rate features. We monitor the risk of default as a result of interest rate increases on adjustable-rate mortgage (ARM) loans, which may be mitigated by product features that limit the amount of the increase in the contractual interest rate. The default risk of these loans is considered in our ACL for loans. ARM loans were $66.6 billion, or 7% of total loans, at March 31, 2025, compared with $66.3 billion, or 7% of total loans, at December 31, 2024, with an initial reset date in 2027 or later for the majority of this portfolio at March 31, 2025. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.

The outstanding balance of residential mortgage lines of credit (both first and junior lien) was $11.8 billion at March 31, 2025, compared with $12.4 billion at December 31, 2024. The unfunded credit commitments for these lines of credit totaled $21.0 billion at March 31, 2025, compared with $22.5 billion at December 31, 2024. For additional information on our residential mortgage loan portfolio, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2024 Form 10-K.
We monitor changes in real estate values and underlying economic or market conditions for the geographic areas of our residential mortgage loan portfolio as part of our credit risk management process. Our periodic review of this portfolio includes original appraisals adjusted for the change in Home Price Index (HPI) or estimates from automated valuation models (AVMs) to support property values. For additional information about our use of appraisals and AVMs, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2024 Form 10-K.

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

We continue to modify residential mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For additional information on loan modifications, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2024 Form 10-K.

Our residential mortgage loan portfolio decreased $2.7 billion from December 31, 2024, due to loan paydowns, partially offset by originations. Table 15 shows the outstanding balances of our first and junior lien mortgage loan portfolios.
Table 15: Residential Mortgage Loans

	March 31, 2025		December 31, 2024
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
California (1)	$107,580	12%	$108,000	12%
New York	30,571	3	30,777	3
Washington	10,534	1	10,621	1
New Jersey	9,718	1	9,841	1
Florida	9,229	1	9,368	1
Other (2)	64,339	7	65,336	7
Government insured/guaranteed loans (3)	6,854	1	7,097	1
Total first lien mortgage portfolio	$238,825	26%	$241,040	26%
Total junior lien mortgage portfolio (4)	8,788	1	9,229	1
Total residential mortgage loan portfolio	$247,613	27%	$250,269	27%
(1)Our first lien mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans.
(2)Consists of 45 states; no state in Other had loans in excess of $6.7 billion and $6.9 billion at March 31, 2025, and December 31, 2024, respectively.
(3)Represents loans, substantially all of which were purchased from Government National Mortgage Association (GNMA) loan securitization pools, where the repayment of the loans is insured or guaranteed by U.S. government agencies, such as the Federal Housing Administration (FHA) or the Department of Veterans Affairs (VA). For additional information on GNMA loan securitization pools, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in this Report.
(4)Includes loans of $2.6 billion and $2.7 billion in California and no other state had loans in excess of $860 million and $1.0 billion at March 31, 2025, and December 31, 2024, respectively.

Wells Fargo & Company	29

Risk Management – Credit Risk Management (continued)

CREDIT CARD, AUTO, AND OTHER CONSUMER LOANS. Table 16 shows the outstanding balance of our credit card, auto, and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 16: Credit Card, Auto, and Other Consumer Loans

	March 31, 2025		December 31, 2024
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$54,608	6%	$56,542	6%
Auto	41,482	5	42,367	5
Other consumer (1)	29,440	3	29,408	3
Total	$125,530	14%	$128,317	14%
(1)Includes $21.7 billion and $21.4 billion at March 31, 2025, and December 31, 2024, respectively, of securities-based loans originated by the WIM operating segment.
Credit Card.  The decrease in the outstanding balance at March 31, 2025, compared with December 31, 2024, was driven by seasonal paydowns.
Auto.  The decrease in the outstanding balance at March 31, 2025, compared with December 31, 2024, was due to paydowns exceeding originations reflecting our actions related to credit tightening.
Other Consumer.  The outstanding balance at March 31, 2025, was stable compared with December 31, 2024.
NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS). For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2024 Form 10-K. Table 17 summarizes nonperforming assets.
Table 17: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Mar 31, 2025	Dec 31, 2024
Nonaccrual loans:
Commercial and industrial	$969	763
Commercial real estate	3,836	3,771
Lease financing	78	84
Total commercial	4,883	4,618
Residential mortgage (1)	2,982	2,991
Auto	83	89
Other consumer	30	32
Total consumer	3,095	3,112
Total nonaccrual loans	$7,978	7,730
As a percentage of total loans	0.87%	0.85
Foreclosed assets:
Government insured/guaranteed (2)	$3	3
Commercial	210	169
Consumer	34	34
Total foreclosed assets	247	206
Total nonperforming assets	$8,225	7,936
As a percentage of total loans	0.90%	0.87
(1)Residential mortgage loans are not placed on nonaccrual status when they are insured or guaranteed by U.S. government agencies, such as the FHA or the VA.
(2)Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were insured or guaranteed by U.S. government agencies. Receivables related to the foreclosure of certain government guaranteed real estate mortgage loans are excluded from this table and included in accounts receivable in other assets. For additional information on the classification of certain government-guaranteed mortgage loans upon foreclosure, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2024 Form 10-K.
Total nonaccrual loans increased $248 million from December 31, 2024, driven by higher commercial and industrial nonaccrual loans.

For additional information on commercial nonaccrual loans, see the “Risk Management – Credit Risk Management – Commercial and Industrial Loans and Lease Financing” and “Risk Management – Credit Risk Management – Commercial Real Estate” sections in this Report.

30	Wells Fargo & Company

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
Table 18: Analysis of Changes in Nonaccrual Loans

	Quarter ended March 31,
(in millions)	2025	2024
Commercial nonaccrual loans
Balance, beginning of period	$4,618	4,914
Inflows	1,132	774
Outflows:
Returned to accruing	(67)	(153)
Charge-offs	(232)	(353)
Payments, sales and other	(568)	(443)
Total outflows	(867)	(949)
Balance, end of period	4,883	4,739
Consumer nonaccrual loans
Balance, beginning of period	3,112	3,342
Inflows	265	342
Outflows:
Returned to accruing	(113)	(141)
Foreclosures	(22)	(24)
Charge-offs	(15)	(30)
Payments, sales and other	(132)	(153)
Total outflows	(282)	(348)
Balance, end of period	3,095	3,336
Total nonaccrual loans	$7,978	8,075
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at March 31, 2025:
•97% of total commercial nonaccrual loans were secured, predominantly by real estate.
•61% of total commercial nonaccrual loans were current on interest and 49% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans were secured, of which 96% were secured by real estate and 98% had an LTV ratio of 80% or less.
•$431 million of the $533 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

Wells Fargo & Company	31

Risk Management – Credit Risk Management (continued)

NET CHARGE-OFFS. Table 19 presents net loan charge-offs.

Table 19: Net Loan Charge-offs

	Quarter ended March 31,
	2025		2024
($ in millions)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)
Commercial and industrial	$108	0.11%	$148	0.16%
Commercial real estate	95	0.28	187	0.50
Lease financing	8	0.20	6	0.13
Total commercial	211	0.16	341	0.25
Residential mortgage	(15)	(0.02)	(13)	(0.02)
Credit card	650	4.76	577	4.48
Auto	64	0.62	112	0.96
Other consumer	99	1.39	132	1.88
Total consumer	798	0.86	808	0.84
Total	$1,009	0.45%	$1,149	0.50%
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
The decrease in commercial net loan charge-offs in first quarter 2025, compared with the same period a year ago, was due to lower losses in our commercial real estate portfolio driven by the office property type and lower losses in our commercial and industrial portfolio.

The decrease in consumer net loan charge-offs in first quarter 2025, compared with the same period a year ago, was due to lower losses in our auto and other consumer portfolios, partially offset by higher losses in our credit card portfolio.

32	Wells Fargo & Company

ALLOWANCE FOR CREDIT LOSSES.  We maintain an allowance for credit losses (ACL) for loans, which is management’s estimate of the expected lifetime credit losses in the loan portfolio and unfunded credit commitments, at the balance sheet date, excluding loans and unfunded credit commitments carried at fair value or held for sale. Additionally, we maintain an ACL for debt securities classified as either AFS or HTM, other financial assets measured at amortized cost, including deposits with banks, net investments in leases, and other off-balance sheet credit exposures.

The process for establishing the ACL for loans takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. For additional information on our ACL, see the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2024 Form 10-K. For additional information on our ACL for loans, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report, and for additional information on our ACL for debt securities, see Note 3 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report.

Table 20 presents the allocation of the ACL for loans by loan portfolio segment and class.
Table 20: Allocation of the ACL for Loans

	March 31, 2025			December 31, 2024
($ in millions)	ACL	ACL as % of loan class	Loans as % of total loans	ACL	ACL as % of loan class	Loans as % of total loans
Commercial and industrial	$4,331	1.11%	42	$4,151	1.09%	42
Commercial real estate	3,365	2.51	15	3,583	2.62	15
Lease financing	234	1.45	2	212	1.29	2
Total commercial	7,930	1.47	59	7,946	1.49	59
Residential mortgage (1)	542	0.22	27	541	0.22	27
Credit card	4,840	8.86	6	4,869	8.61	6
Auto	629	1.52	5	636	1.50	5
Other consumer	611	2.08	3	644	2.19	3
Total consumer	6,622	1.77	41	6,690	1.77	41
Total	$14,552	1.59%	100	$14,636	1.60%	100
Components:
Allowance for loan losses			$14,029			14,183
Allowance for unfunded credit commitments			523			453
Allowance for credit losses			$14,552			14,636
Ratio of allowance for loan losses to total net loan charge-offs (2)			3.43x			2.97
Ratio of allowance for loan losses to total nonaccrual loans			1.76			1.83
Allowance for loan losses as a percentage of total loans			1.54%			1.55
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
(2)Total net loan charge-offs are annualized for the quarter ended March 31, 2025.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 20 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.

The ACL for loans decreased $84 million, or 1%, from December 31, 2024, reflecting a lower allowance for commercial real estate loans on lower loan balances, partially offset by a higher allowance for commercial and industrial loans. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Wells Fargo & Company	33

Risk Management – Credit Risk Management (continued)

We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. We weighted the base scenario and the downside scenarios in our estimate of the ACL for loans at March 31, 2025. The base scenario assumed slowing inflation along with slowing economic growth, a decline in commercial real estate prices, and stable to improving unemployment rates. The downside scenarios assumed a more substantial economic contraction due to lower business and consumer confidence, declining property values, and uncertainty related to trade policies.

Additionally, we consider qualitative factors that represent management’s judgment of risks related to our processes and assumptions used in establishing the ACL such as economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and emerging risk assessments, such as recent macroeconomic uncertainty related to trade policies.

The forecasted key economic variables used in our estimate of the ACL for loans at March 31, 2025, and December 31, 2024, are presented in Table 21.

Table 21: Forecasted Key Economic Variables

	2Q 2025	4Q 2025	2Q 2026
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
March 31, 2025	4.2%	4.7	5.3
December 31, 2024	4.7	5.3	5.7

U.S. real GDP (2):
March 31, 2025	0.4	(0.2)	0.6
December 31, 2024	(0.2)	(0.1)	1.1

Home price index (3):
March 31, 2025	1.6	(1.8)	(3.4)
December 31, 2024	(0.5)	(2.9)	(3.9)

Commercial real estate asset prices (3):
March 31, 2025	(2.1)	(8.9)	(9.1)
December 31, 2024	(7.2)	(9.6)	(7.4)
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

We believe the ACL for loans of $14.6 billion at March 31, 2025, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for
Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2024 Form 10-K.

MORTGAGE BANKING ACTIVITIES.  We sell residential and commercial mortgage loans to various parties. In connection with our sales and securitization of residential mortgage loans, we have established a mortgage repurchase liability. For information on our repurchase liability, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2024 Form 10-K.

In addition to servicing loans in our portfolio, we act as servicer of residential and commercial mortgage loans included in government-sponsored enterprise (GSE) mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA-insured/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors.

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

Loans repurchased from GNMA securitization pools that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. At March 31, 2025, and December 31, 2024, these loans, which we have repurchased or have the unilateral option to repurchase, were $7.4 billion and $7.5 billion, respectively, which included $6.9 billion and $7.1 billion, respectively, in loans held for investment, with the remainder in loans held for sale. See Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report for additional information about our involvement with mortgage loan securitizations.

For additional information about the risks related to our servicing activities, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2024 Form 10-K. For additional information on mortgage banking activities, see Note 6 (Mortgage Banking Activities) to Financial Statements in this Report.

34	Wells Fargo & Company

Asset/Liability Management
Asset/liability management involves measuring, monitoring and managing interest rate risk, market risk, liquidity and funding. For additional information on our oversight of asset/liability risks, see the “Risk Management – Asset/Liability Management” section in our 2024 Form 10-K.

INTEREST RATE RISK. Interest rate risk is the risk that market fluctuations in interest rates, credit spreads, or foreign exchange can cause a loss of the Company’s earnings and capital stemming from mismatches in the cash flows of the Company’s assets and liabilities.

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
We measure interest rate risk exposure from customer-related lending and deposit-taking activities, as well as from investments in AFS and HTM debt securities and from issuances of long-term debt. Interest rate risk is measured by comparing the earnings outcomes from multiple interest rate scenarios relative to our base scenario. The base scenario is a reference point used by the Company for financial planning purposes. These scenarios may differ in the direction of interest rate changes, the degree and speed of interest rate changes over time, and the projected shape of the yield curve. They also require assumptions regarding drivers of earnings and balance sheet composition such as loan originations, prepayment rates on loans and debt securities, deposit flows and mix, as well as pricing strategies. We periodically assess and enhance our scenarios and assumptions.

Table 22 presents the results of the estimated net interest income sensitivity over the next 12 months from the multiple scenarios compared with our base scenario. These hypothetical scenarios include instantaneous movements across the yield curve with both lower and higher interest rates under a parallel shift, as well as steeper and flatter non-parallel changes in the yield curve. Long-term interest rates are defined as all tenors three years and longer, and short-term interest rates are defined as all tenors less than three years. CIB Markets trading net interest income is excluded from the sensitivity analysis since CIB Markets trading net interest income may be offset by trading-related noninterest income. For additional information on the market risk of financial instruments used in our trading activities, which are measured at fair value through earnings, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in this Report.

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
Table 22: Net Interest Income Sensitivity Over the Next 12 Months Using Instantaneous Movements

($ in billions)	Mar 31, 2025	Dec 31, 2024
Parallel shift (1):
+100 bps shift in interest rates	$1.6	1.3
-100 bps shift in interest rates	(1.9)	(2.2)
-200 bps shift in interest rates	(4.1)	(4.4)

Steeper yield curve (1):
+100 bps shift in long-term interest rates	0.4	0.4
-100 bps shift in short-term interest rates	(1.4)	(1.8)

Flatter yield curve (1):
+100 bps shift in short-term interest rates	1.2	0.9
-100 bps shift in long-term interest rates	(0.4)	(0.4)
(1)In first quarter 2025, we made an update to exclude the net interest income sensitivity for trading-related assets and liabilities of our CIB Markets trading business. Prior period amounts have been revised to conform with the current period presentation.
The changes in our interest rate sensitivity from December 31, 2024, to March 31, 2025, reflected updates for our expected balance sheet composition. Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income. The realized impact of interest rate changes may vary from our base and hypothetical scenarios for various reasons, including any deposit pricing lags.

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

Wells Fargo & Company	35

Risk Management – Asset/Liability Management (continued)
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

Interest rate sensitive noninterest income is impacted by changes in earnings credit for noninterest-bearing deposits that reduce treasury management deposit-related service fees on commercial accounts. Our interest rate sensitive noninterest income is also impacted by mortgage banking activities that may have sensitivity impacts that move in the opposite direction of our net interest income. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in our 2024 Form 10-K for additional information.

MORTGAGE BANKING INTEREST RATE AND MARKET RISK.  We originate and service mortgage loans, which subjects us to various risks, including market, interest rate, credit, and liquidity risks that can be substantial. Based on market conditions and other factors, we reduce credit and liquidity risks by selling or securitizing mortgage loans. We determine whether mortgage loans will be held for investment or held for sale at the time of commitment, but may change our intent to hold loans for investment or sale as part of our corporate asset/liability management activities. We may also retain securities in our investment portfolio at the time we securitize mortgage loans.

Changes in interest rates may impact mortgage banking noninterest income, including origination and servicing fees, and the fair value of our residential MSRs, LHFS, and derivative loan commitments (interest rate “locks”) extended to mortgage applicants. Interest rate changes will generally impact our mortgage banking noninterest income on a lagging basis due to the time it takes for the market to reflect a shift in customer demand, as well as the time required for processing a new application, providing the commitment, and securitizing and selling the loan. The amount and timing of the impact will depend on the magnitude, speed and duration of the changes in interest rates. For additional information on mortgage banking, including key assumptions and the sensitivity of the fair value of MSRs, see the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in our 2024 Form 10-K and Note 6 (Mortgage Banking Activities) and Note 12 (Fair Value Measurements) to Financial Statements in this Report.
MARKET RISK. Market risk is the risk of possible economic loss from adverse changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and the risk of possible loss due to counterparty exposure. This applies to implied volatility risk, basis risk, and market liquidity risk. It includes price risk in the trading book, mortgage servicing rights, the hedge effectiveness risk associated with the mortgage book held at fair value, and impairment on private equity investments. For additional information on our oversight of market risk, see the “Risk Management – Asset/Liability Management – Market Risk” section in our 2024 Form 10-K.

MARKET RISK – TRADING ACTIVITIES.  We engage in trading activities to accommodate the investment and risk management activities of our customers and to execute economic hedging to manage certain balance sheet risks. These trading activities predominantly occur within our CIB Markets business. Debt and equity securities held for trading, trading loans, and trading derivatives are financial instruments used in our trading activities, and are measured at fair value through earnings. Income earned on the financial instruments used in our trading activities include net interest income, changes in fair value, and realized gains and losses. Net interest income earned from our trading activities is reflected in the interest income and interest expense components of our consolidated statement of income. Changes in fair value and realized gains and losses of the financial instruments used in our trading activities are reflected in net gains from trading activities. For additional information on the financial instruments used in our trading activities and the income from these trading activities, see Note 2 (Trading Activities) to Financial Statements in this Report.

Value-at-risk (VaR) is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets, and Trading VaR is a measure used to provide insight into the market risk exhibited by the Company’s trading positions on our consolidated balance sheet. The Company uses these VaR metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. The Company calculates Trading VaR for risk management purposes to establish and monitor line of business and Company-wide risk limits. Trading VaR is calculated based on all trading positions on our consolidated balance sheet. Table 23 shows the Company’s Trading General VaR by risk category. For additional information on our monitoring activities, sensitivity analysis, stress testing, Trading VaR, and Trading General VaR by risk category, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in our 2024 Form 10-K.

36	Wells Fargo & Company

Table 23: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	March 31, 2025			December 31, 2024			March 31, 2024
(in millions)	Average	Low	High	Average	Low	High	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$46	37	55	39	29	44	40	29	58
Interest rate	33	26	45	42	32	68	26	13	45
Equity	23	16	29	19	15	27	21	18	24
Commodity	2	1	7	3	1	7	3	2	4
Foreign exchange	1	1	3	1	0	13	1	0	1
Diversification benefit (1)	(80)			(80)			(51)
Company Trading General VaR	$25			24			40
The diversification effect arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone. The diversification benefit is not meaningful for low and high metrics since they may occur on different days.
MARKET RISK – EQUITY SECURITIES. We are directly and indirectly affected by changes in the equity markets. We make and manage equity investments in various businesses, such as start-up companies and emerging growth companies, some of which are made by our venture capital business. We also invest in funds that make similar private equity investments. For additional information, see the “Risk Management – Asset/Liability Management – Market Risk – Equity Securities” section in our 2024 Form 10-K.

Additionally, as part of our business to support our customers, we trade public equities, listed/over-the-counter equity derivatives, and convertible bonds. We have parameters that govern these activities. For additional information on our equity securities, see Note 4 (Equity Securities) to Financial Statements in this Report.

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

LIQUIDITY RISK AND FUNDING. Liquidity risk is the risk arising from the inability of the Company to meet obligations when they come due, or roll over funds at a reasonable cost, without incurring heightened costs. In the ordinary course of business, we enter into contractual obligations that may require future cash payments, including funding for customer loan requests, customer deposit maturities and withdrawals, debt service, leases for premises and equipment, and other cash commitments. Liquidity risk also considers the stability of deposits, including the risk of losing uninsured or non-operational deposits. The objective of effective liquidity management is to be able to meet our contractual obligations and other cash commitments efficiently under both normal operating conditions and under periods of Wells Fargo-specific and/or market stress.
To help achieve this objective, the Board establishes liquidity guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. These guidelines are monitored on a monthly basis by the management-level Corporate Asset/Liability Committee and on a quarterly basis by the Board. These guidelines are established and monitored for both the Company and the Parent on a stand-alone basis so that the Parent is a source of strength for its banking subsidiaries. For additional information on liquidity risk and funding management, see the “Risk Management – Liquidity Risk and Funding” section in our 2024 Form 10-K.

Liquidity Standards. We are subject to a rule issued by the FRB, OCC and FDIC that establishes a quantitative minimum liquidity requirement, known as the liquidity coverage ratio (LCR). The rule requires a covered banking organization to hold high-quality liquid assets (HQLA) in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. Our HQLA under the rule mainly consists of central bank deposits, government debt securities, and mortgage-backed securities of federal agencies. The LCR applies to the Company and to our insured depository institutions (IDIs) with total assets of $10 billion or more. In addition, rules issued by the FRB impose enhanced liquidity risk management standards on large bank holding companies (BHCs), such as Wells Fargo.

We are also subject to a rule issued by the FRB, OCC and FDIC that establishes a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company and to our IDIs with total assets of $10 billion or more. As of March 31, 2025, we were compliant with the NSFR requirement.

Wells Fargo & Company	37

Risk Management – Asset/Liability Management (continued)
Liquidity Coverage Ratio. As of March 31, 2025, the Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.
Table 24 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.
Table 24: Liquidity Coverage Ratio

	Average for quarter ended
(in millions, except ratio)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
HQLA (1):
Eligible cash	$144,728	164,386	201,358
Eligible securities (2)	227,020	205,715	151,669
Total HQLA	371,748	370,101	353,027
Projected net cash outflows (3)	297,553	295,537	281,173
LCR	125%	125	126
(1)HQLA excludes excess HQLA at certain subsidiaries that is not transferable to other Wells Fargo entities.
(2)Net of applicable haircuts required under the LCR rule.
(3)Projected net cash outflows are calculated by applying a standardized set of outflow and inflow assumptions, defined by the LCR rule, to various exposures and liability types, such as deposits and unfunded loan commitments, which are prescribed based on a number of factors, including the type of customer and the nature of the account.
Liquidity Sources. As of March 31, 2025, the Company had approximately $879.0 billion of total available liquidity sources. Table 25 presents the components of our available liquidity sources.

We maintain primary sources of liquidity in the form of central bank deposits and high-quality liquid debt securities, which collectively totaled $517.9 billion as of March 31, 2025. Our high-quality liquid debt securities presented in Table 25 are substantially the same in composition as HQLA eligible securities under the LCR rule; however, they will generally exceed HQLA eligible securities due to the applicable LCR haircuts and the exclusion of LCR adjustments for excess liquidity that is not transferable from certain subsidiaries.
We believe our high-quality liquid debt securities provide reliable sources of liquidity through sales or by pledging to obtain financing, in both normal and stressed market conditions. High-quality liquid debt securities include AFS, HTM, and trading debt securities, as well as debt securities received through securities financing activities.

As of March 31, 2025, we had approximately $595.2 billion of borrowing capacity at the Federal Reserve Discount Window and Federal Home Loan Banks (FHLB). This borrowing capacity included $234.1 billion related to pledged high-quality liquid debt securities within our primary sources of liquidity and $361.1 billion related to pledged loans and other debt securities within our contingent sources of liquidity.
Table 25: Total Available Liquidity Sources

(in millions)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
Primary sources of liquidity:
Central bank deposits	$137,815	162,174	235,497
High-quality liquid debt securities (1)	380,073	368,508	319,377
Total	517,888	530,682	554,874
Contingent sources of liquidity (2):
Pledged loans and other	361,140	361,057	308,982
Total available liquidity	$879,028	891,739	863,856
(1)Presented at fair value and includes unencumbered securities.
(2)Presented at borrowing capacity, net of haircuts.

38	Wells Fargo & Company

Funding Sources. The Parent acts as a source of funding for the Company through the issuance of long-term debt and equity. WFC Holdings, LLC (the “IHC”) is an intermediate holding company and subsidiary of the Parent, which provides funding support for the ongoing operational requirements of the Parent and certain of its direct and indirect subsidiaries. For additional information on the IHC, see the “Regulation and Supervision – ‘Living Will’ Requirements and Related Matters” section in our 2024 Form 10-K. Additional subsidiary funding is provided by deposits, short-term borrowings and long-term debt.

Deposits have historically provided a sizable source of relatively low-cost funds. Loans were 67% of total deposits at both March 31, 2025, and December 31, 2024.
Table 26 presents a summary of our short-term borrowings, which generally mature in less than 30 days. The balances of federal funds purchased and securities sold under agreements to repurchase may vary over time due to client activity, our own demand for financing, and our overall mix of liabilities. For additional information on the classification of our short-term borrowings, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2024 Form 10-K. We pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings, as well as borrowings from the FHLB. For additional information, see the “Pledged Assets” section of Note 16 (Pledged Assets and Collateral) to Financial Statements in this Report.
Table 26: Short-Term Borrowings

(in millions)	Mar 31, 2025	Dec 31, 2024
Federal funds purchased and securities sold under agreements to repurchase	$124,825	95,235
Other short-term borrowings	14,951	13,571
Total	$139,776	108,806
We access domestic and international capital markets for long-term funding through issuances of registered debt securities, private placements, securitizations, and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes unless otherwise specified in the applicable prospectus or prospectus supplement, and we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise. We issued $8.2 billion and redeemed $4.0 billion of long-term debt in April 2025. Table 27 provides the aggregate carrying value of long-term debt maturities (based on contractual payment dates) for the remainder of 2025 and the following years thereafter, as of March 31, 2025.
Table 27: Maturity of Long-Term Debt

	March 31, 2025
(in millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Wells Fargo & Company (Parent Only)
Senior debt	$6,381	21,564	7,967	23,601	10,986	61,561	132,060
Subordinated debt	944	2,698	2,419	—	—	11,372	17,433
Junior subordinated debt	—	—	371	—	272	535	1,178
Total long-term debt – Parent	7,325	24,262	10,757	23,601	11,258	73,468	150,671
Wells Fargo Bank, N.A., and other bank entities (Bank)
Senior debt	3,992	8,379	3	28	2	292	12,696
Subordinated debt	150	—	26	196	—	2,942	3,314
Junior subordinated debt	—	—	432	—	—	—	432
Credit card securitizations (1)	—	—	2,257	—	—	—	2,257
Other bank debt	97	55	67	67	44	2,649	2,979
Total long-term debt – Bank	4,239	8,434	2,785	291	46	5,883	21,678
Other consolidated subsidiaries
Senior debt	220	220	43	5	310	513	1,311
Total long-term debt – Other consolidated subsidiaries	220	220	43	5	310	513	1,311
Total long-term debt	$11,784	32,916	13,585	23,897	11,614	79,864	173,660
(1)For additional information about credit card securitizations, see Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.

Wells Fargo & Company	39

Risk Management – Asset/Liability Management (continued)
Credit Ratings. Investors in the long-term capital markets, as well as other market participants, generally will consider, among other factors, a company’s debt rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit rating; however, our debt securities do not contain credit rating covenants.

There were no actions undertaken by the rating agencies with regard to our credit ratings during first quarter 2025.
See the “Risk Factors” section in our 2024 Form 10-K for additional information regarding our credit ratings and the potential impact a credit rating downgrade would have on our liquidity and operations as well as Note 11 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.

The credit ratings of the Parent and Wells Fargo Bank, N.A., as of March 31, 2025, are presented in Table 28.
Table 28: Credit Ratings as of March 31, 2025

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody’s	A1	P-1	Aa1	P-1
S&P Global Ratings	BBB+	A-2	A+	A-1
Fitch Ratings	A+	F1	AA	F1+
DBRS Morningstar	AA (low)	R-1 (middle)	AA	R-1 (high)

40	Wells Fargo & Company

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

RISK-BASED CAPITAL AND RISK-WEIGHTED ASSETS. The Company is subject to rules issued by federal banking regulators to implement Basel III capital requirements for U.S. banking organizations. The rules contain two frameworks for calculating capital requirements, a Standardized Approach and an Advanced Approach applicable to certain institutions, including Wells Fargo, and we must calculate our risk-based capital ratios under both approaches. The Company is required to satisfy the risk-based capital ratio requirements to avoid restrictions on capital distributions and discretionary bonus payments.

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

Table 29 presents the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of March 31, 2025.

In addition to the risk-based capital requirements described in Table 29, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations. The countercyclical buffer in effect at March 31, 2025, was 0.00%.

The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.

The stress capital buffer is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the stress capital buffer is calculated annually based on data that can differ over time, our stress capital buffer, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. Our stress capital buffer for the period October 1, 2024, through September 30, 2025, is 3.80%. In April 2025, the FRB proposed changes to the supervisory stress test process.
Table 29: Risk-Based Capital Requirements – Standardized and Advanced Approaches

Wells Fargo & Company	41

Capital Management (continued)
As a global systemically important bank (G-SIB), we are also subject to the FRB’s rule implementing an additional capital surcharge between 1.00-4.50% on the risk-based capital ratio requirements of G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the Basel Committee on Banking Supervision (BCBS) and the Financial Stability Board (FSB). The second method (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than under method one. Because the G-SIB capital surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. If our annual calculation results in a decrease to our G-SIB capital surcharge, the decrease takes effect the next calendar year. If our annual calculation results in an increase to our G-SIB capital surcharge, the increase takes effect in two calendar years. Our G-SIB capital surcharge will continue to be 1.50% in 2025. On July 27, 2023, the FRB issued a proposed rule that would impact the methodology used to calculate the G-SIB capital surcharge.

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

The tables that follow provide information about our risk-based capital and related ratios as calculated under Basel III capital rules. Table 30 summarizes our CET1, Tier 1 capital, Total capital, RWAs and capital ratios.
Table 30: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Mar 31, 2025		Dec 31, 2024	Required Capital Ratios (1)	Mar 31, 2025	Dec 31, 2024
Common Equity Tier 1	(A)		$135,577		134,588		135,577	134,588
Tier 1 capital	(B)		153,855		152,866		153,855	152,866
Total capital	(C)		185,503		184,638		175,359	174,446
Risk-weighted assets	(D)		1,222,031		1,216,146		1,063,610	1,085,017
Common Equity Tier 1 capital ratio	(A)/(D)	9.80%	11.09	*	11.07	8.50	12.75	12.40
Tier 1 capital ratio	(B)/(D)	11.30	12.59	*	12.57	10.00	14.47	14.09
Total capital ratio	(C)/(D)	13.30	15.18	*	15.18	12.00	16.49	16.08
*Denotes the binding ratio under the Standardized and Advanced Approaches at March 31, 2025.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at March 31, 2025.

42	Wells Fargo & Company

Table 31 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches.
Table 31: Risk-Based Capital Calculation and Components

(in millions)		Mar 31, 2025	Dec 31, 2024
Total equity		$182,906	181,066
Adjustments:
Preferred stock		(18,608)	(18,608)
Additional paid-in capital on preferred stock		145	144
Noncontrolling interests		(1,816)	(1,946)
Total common stockholders’ equity		$162,627	160,656
Adjustments:
Goodwill		(25,066)	(25,167)
Certain identifiable intangible assets (other than MSRs)		(65)	(73)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)		(674)	(735)
Applicable deferred taxes related to goodwill and other intangible assets (1)		954	947
Other		(2,199)	(1,040)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$135,577	134,588
Preferred stock		18,608	18,608
Additional paid-in capital on preferred stock		(145)	(144)
Other		(185)	(186)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$153,855	152,866

Long-term debt and other instruments qualifying as Tier 2		17,655	17,644
Qualifying allowance for credit losses (2)		14,436	14,471
Other		(443)	(343)
Total Tier 2 capital under the Standardized Approach	(B)	$31,648	31,772
Total qualifying capital under the Standardized Approach	(A)+(B)	$185,503	184,638

Long-term debt and other instruments qualifying as Tier 2		17,655	17,644
Qualifying allowance for credit losses (2)		4,292	4,279
Other		(443)	(343)
Total Tier 2 capital under the Advanced Approach	(C)	$21,504	21,580
Total qualifying capital under the Advanced Approach	(A)+(C)	$175,359	174,446
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
(2)Differences between the approaches are driven by the qualifying amounts of ACL includable in Tier 2 capital. Under the Advanced Approach, eligible credit reserves represented by the amount of qualifying ACL in excess of expected credit losses (using regulatory definitions) is limited to 0.60% of Advanced credit RWAs, whereas the Standardized Approach includes ACL in Tier 2 capital up to 1.25% of Standardized credit RWAs. Under both approaches, any excess ACL is deducted from the respective total RWAs.

Wells Fargo & Company	43

Capital Management (continued)
Table 32 provides the composition and net changes in the components of RWAs under the Standardized and Advanced Approaches.
Table 32: Risk-Weighted Assets

	Standardized Approach			Advanced Approach (1)
(in millions)	Mar 31, 2025	Dec 31, 2024	$ Change	Mar 31, 2025	Dec 31, 2024	$ Change
Risk-weighted assets (RWAs):
Credit risk	$1,153,785	1,156,572	(2,787)	730,901	726,855	4,046
Market risk	68,246	59,574	8,672	68,246	59,574	8,672
Operational risk	N/A	N/A	N/A	264,463	298,588	(34,125)
Total RWAs	$1,222,031	1,216,146	5,885	1,063,610	1,085,017	(21,407)
(1)RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. The Advanced Approach also includes an operational risk component, which reflects the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.
Table 33 provides an analysis of changes in CET1.
Table 33: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2024	$134,588
Net income applicable to common stock	4,616
Common stock dividends	(1,320)
Common stock issued, repurchased, and stock compensation-related items	(3,502)
Changes in accumulated other comprehensive income (loss)	2,179
Goodwill	101
Certain identifiable intangible assets (other than MSRs)	8
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)	61
Applicable deferred taxes related to goodwill and other intangible assets (1)	7
Other	(1,161)
Change in Common Equity Tier 1	989
Common Equity Tier 1 at March 31, 2025	$135,577
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.

44	Wells Fargo & Company

TANGIBLE COMMON EQUITY. We also evaluate our business based on certain ratios that utilize tangible common equity. Tangible common equity is a non-GAAP financial measure and represents total equity less preferred equity, noncontrolling interests, goodwill, certain identifiable intangible assets (other than MSRs) and goodwill and other intangibles on venture capital investments in consolidated portfolio companies, net of applicable deferred taxes. The ratios are (i) tangible book value per common share, which represents tangible common equity divided by common shares outstanding; and (ii) return on average tangible common equity (ROTCE), which represents our annualized earnings as a percentage of tangible common equity. The methodology of determining tangible common equity may differ among companies. Management believes that tangible book value per common share and return on average tangible common equity, which utilize tangible common equity, are useful financial measures because they enable management, investors, and others to assess the Company’s use of equity.

Table 34 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 34: Tangible Common Equity

		Balance at period-end			Average balance
		Period ended			Quarter ended
(in millions, except ratios)		Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
Total equity		$182,906	181,066	182,674	183,358	182,933	186,669
Adjustments:
Preferred stock		(18,608)	(18,608)	(18,608)	(18,608)	(18,608)	(19,291)
Additional paid-in capital on preferred stock		145	144	146	145	144	155
Noncontrolling interests		(1,816)	(1,946)	(1,731)	(1,894)	(1,803)	(1,710)
Total common stockholders’ equity	(A)	162,627	160,656	162,481	163,001	162,666	165,823
Adjustments:
Goodwill		(25,066)	(25,167)	(25,173)	(25,135)	(25,170)	(25,174)
Certain identifiable intangible assets (other than MSRs)		(65)	(73)	(107)	(69)	(78)	(112)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)		(674)	(735)	(965)	(734)	(772)	(879)
Applicable deferred taxes related to goodwill and other intangible assets (1)		954	947	927	952	945	924
Tangible common equity	(B)	$137,776	135,628	137,163	138,015	137,591	140,582
Common shares outstanding	(C)	3,261.7	3,288.9	3,501.7	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$4,616	4,801	4,313
Book value per common share	(A)/(C)	$49.86	48.85	46.40	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	42.24	41.24	39.17	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	11.49%	11.74	10.46
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	13.56	13.88	12.34
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
LEVERAGE REQUIREMENTS. As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio. Table 35 presents the leverage requirements applicable to the Company as of March 31, 2025.
Table 35: Leverage Requirements Applicable to the Company

In addition, our IDIs are required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules and maintain a minimum Tier 1 leverage ratio of 4.00%.

Wells Fargo & Company	45

Capital Management (continued)
Table 36 presents information regarding the calculation and components of the Company’s SLR and Tier 1 leverage ratio. At March 31, 2025, each of our IDIs exceeded their applicable SLR requirements.
Table 36: Leverage Ratios for the Company

($ in millions)		Quarter ended March 31, 2025
Tier 1 capital	(A)	$153,855
Total consolidated assets		1,950,311
Adjustments:
Derivatives (1)		62,938
Repo-style transactions (2)		7,314
Credit equivalent amounts of other off-balance sheet exposures (3)		304,640
Other (4)		(58,046)
Total adjustments		316,846
Total leverage exposure	(B)	$2,267,157
Supplementary leverage ratio	(A)/(B)	6.79%

Total adjusted average assets (5)	(C)	$1,891,911
Tier 1 leverage ratio	(A)/(C)	8.13%
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
(4)Adjustment represents other permitted Tier 1 capital deductions and certain other adjustments as determined under capital rule requirements.
(5)Represents total average assets less goodwill and other permitted Tier 1 capital deductions.
TOTAL LOSS ABSORBING CAPACITY. As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional Tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of March 31, 2025, are presented in Table 37.
Table 37: Components Used to Calculate TLAC and Eligible Unsecured Long-Term Debt Requirements

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

Table 38 provides our TLAC and eligible unsecured long-term debt and related ratios.
Table 38: TLAC and Eligible Unsecured Long-Term Debt

March 31, 2025
($ in millions)	TLAC	Regulatory Minimum (1)	Eligible Unsecured Long-term Debt	Regulatory Minimum
Total eligible amount	$306,818		139,074

Percentage of RWAs (2)	25.11%	21.50	11.38	7.50
Percentage of total leverage exposure	13.53	9.50	6.13	4.50
(1)Represents the minimum required to avoid restrictions on capital distributions and discretionary bonus payments.
(2)Our minimum TLAC and eligible unsecured long-term debt requirements are calculated based on the greater of RWAs determined under the Standardized and Advanced Approaches.
OTHER REGULATORY CAPITAL AND LIQUIDITY MATTERS. For information regarding the U.S. implementation of the Basel III LCR and NSFR, see the “Risk Management – Asset/ Liability Management – Liquidity Risk and Funding – Liquidity Standards” section in this Report.

Our principal U.S. broker-dealer subsidiaries, Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, are subject to regulations to maintain minimum net capital requirements. As of March 31, 2025, these broker-dealer subsidiaries were in compliance with their respective regulatory minimum net capital requirements.
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

During first quarter 2025, we issued $558 million of common stock, substantially all of which was issued in connection with employee compensation and benefits, and we repurchased 45 million shares of common stock at a cost of $3.5 billion. We paid $1.6 billion of common and preferred stock dividends during first quarter 2025.

The FRB capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain BHCs, including Wells Fargo. The FRB assesses, among other things, the overall financial condition, risk profile, and capital adequacy of BHCs when evaluating their capital plans.

46	Wells Fargo & Company

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
Securities Repurchases
On July 25, 2023, we announced that the Board authorized a common stock repurchase program of up to $30 billion. Unless modified or revoked by the Board, this authorization does not expire. At March 31, 2025, we had remaining Board authority to repurchase up to approximately $3.8 billion of common stock. In addition, on April 29, 2025, we announced that the Board authorized the repurchase of up to an additional $40 billion of common stock.
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

For additional information about share repurchases during first quarter 2025, see Part II, Item 2 in this Report.

Regulation and Supervision
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.

The following supplements our discussion of significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulation and Supervision” and “Risk Factors” sections in our 2024 Form 10-K.

Consent Orders and Other Regulatory Actions
The Company is subject to a number of consent orders and other regulatory actions, which may require the Company, among other things, to undertake certain changes to its business, operations, products and services, and risk management practices, and include the following.

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management. On February 2, 2018, the Company entered into a consent order with the Board of Governors of the Federal Reserve System (FRB). As required by the consent order, the Company’s Board of Directors (Board) submitted to the FRB a plan to further enhance the Board’s governance and oversight of the Company, and the Company submitted to the FRB a plan to further improve the Company’s compliance and operational risk management program. The Company continues to engage with the FRB as the Company works to address the consent order provisions. The consent order also requires the Company, following the FRB’s acceptance and approval of the plans and the Company’s adoption and implementation of the plans, to complete an initial third-party review of the enhancements and improvements provided for in the plans. Until this third-party review is complete and the plans are adopted and implemented to the satisfaction of the FRB, the Company’s total consolidated assets as defined under the consent order will be limited to the level as of
December 31, 2017. Compliance with this asset cap is measured on a two-quarter daily average basis to allow for management of temporary fluctuations. After removal of the asset cap, a second third-party review must also be conducted to assess the efficacy and sustainability of the enhancements and improvements.

Consent Order with the Consumer Financial Protection Bureau Regarding Compliance Risk Management Program. On April 20, 2018, the Company entered into a consent order with the Consumer Financial Protection Bureau (CFPB) requiring the Company to enhance its compliance risk management program and its management of customer remediation activities. On April 28, 2025, the Company announced the consent order had terminated.

Consent Order with the Office of the Comptroller of the Currency Regarding Loss Mitigation Activities. On September 9, 2021, the Company entered into a consent order with the Office of the Comptroller of the Currency (OCC) requiring the Company to improve the execution, risk management, and oversight of loss mitigation activities in its Home Lending business. On March 17, 2025, the Company announced the OCC had terminated the consent order.

Formal Agreement with the OCC Regarding Anti-Money Laundering and Sanctions Risk Management Practices. On September 12, 2024, the Company announced that Wells Fargo Bank, N.A. entered into a formal agreement with the OCC requiring the bank to enhance its anti-money laundering and sanctions risk management practices.

Wells Fargo & Company	47

Critical Accounting Policies
Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Five of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:
•the allowance for credit losses;
•fair value measurements;
•income taxes;
•liability for legal actions; and
•goodwill impairment.

Management has discussed these critical accounting policies and the related estimates and judgments with the Board’s Audit Committee. For additional information, see the “Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2024 Form 10-K and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

48	Wells Fargo & Company

Current Accounting Developments
Table 39 provides significant accounting updates applicable to us that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective.

Table 39: Current Accounting Developments – Issued Standards

Description and Effective Date	Financial statement impact
ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The Update, effective for our 2025 annual financial statements, enhances annual income tax disclosures primarily to further disaggregate existing disclosures. The Update may be applied prospectively or retrospectively.

The Update will impact our annual income tax disclosures. We are currently evaluating the required changes to our annual income tax disclosures. Upon adoption, those disclosures may change as follows:

•For the tabular effective income tax rate reconciliation, provide specific categories (where applicable) and further disaggregation of certain categories (where applicable) by nature and/or jurisdiction if the reconciling item is 5% or more of the statutory tax expense.
•Description and disclosure of states and local jurisdictions that contribute the majority of the effect of the state and local income tax category of the effective income tax rate reconciliation.
•Disaggregate the amount of income taxes paid (net of refunds) by federal, state, and non-U.S. taxes and further disaggregate by individual jurisdictions where income taxes paid (net of refunds) is 5% or more of total income taxes paid (net of refunds).
•Disaggregate net income (or loss) before income tax expense (or benefit) between domestic and non-U.S.

Other Accounting Developments
The following Update is applicable to us. We are currently evaluating the Update but it is not expected to have a material impact on our consolidated financial statements:
•ASU 2024-03 – Income Statement– Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

Wells Fargo & Company	49

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

Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:
•current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, declines in commercial real estate prices, U.S. fiscal debt, budget and tax matters, geopolitical matters, trade policies, and any slowdown in global economic growth;
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
•a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyberattacks;
•the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;
•fiscal and monetary policies of the Federal Reserve Board;
•changes to tax laws, regulations, and guidance as well as the effect of discrete items on our effective income tax rate;
•our ability to develop and execute effective business plans and strategies; and
•the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

50	Wells Fargo & Company

For additional information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the Securities and Exchange Commission, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission and available on its website at www.sec.gov.1

Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Wells Fargo & Company	51

Risk Factors
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section in our 2024 Form 10-K.

52	Wells Fargo & Company

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of March 31, 2025, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company	53

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended March 31,
(in millions, except per share amounts)	2025	2024
Interest income
Debt securities	$4,707	4,262
Loans held for sale	117	114
Loans	13,357	14,713
Equity securities	147	150
Other interest income	2,645	3,601
Total interest income	20,973	22,840
Interest expense
Deposits	5,209	5,811
Short-term borrowings	1,362	1,218
Long-term debt	2,582	3,349
Other interest expense	325	235
Total interest expense	9,478	10,613
Net interest income	11,495	12,227
Noninterest income
Deposit and lending-related fees	1,633	1,597
Investment advisory and other asset-based fees	2,536	2,331
Commissions and brokerage services fees	638	626
Investment banking fees	775	627
Card fees	1,044	1,061
Mortgage banking	332	230
Net gains from trading and securities	883	1,447
Other	813	717
Total noninterest income	8,654	8,636
Total revenue	20,149	20,863
Provision for credit losses	932	938
Noninterest expense
Personnel	9,474	9,492
Technology, telecommunications and equipment	1,223	1,053
Occupancy	761	714
Operating losses	143	633
Professional and outside services	1,038	1,101
Advertising and promotion	181	197
Other	1,071	1,148
Total noninterest expense	13,891	14,338
Income before income tax expense	5,326	5,587
Income tax expense	522	964
Net income before noncontrolling interests	4,804	4,623
Less: Net income (loss) from noncontrolling interests	(90)	4
Wells Fargo net income	$4,894	4,619
Less: Preferred stock dividends and other	278	306
Wells Fargo net income applicable to common stock	$4,616	4,313
Per share information
Earnings per common share	$1.41	1.21
Diluted earnings per common share	1.39	1.20
Average common shares outstanding	3,280.4	3,560.1
Diluted average common shares outstanding	3,321.6	3,600.1
The accompanying notes are an integral part of these statements.

54	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended March 31,
(in millions)	2025	2024
Net income before noncontrolling interests	$4,804	4,623
Other comprehensive income (loss), after tax:
Net change in debt securities	1,678	(422)
Net change in derivatives and hedging activities	446	(497)
Other	55	(47)
Other comprehensive income (loss), after tax	2,179	(966)
Total comprehensive income before noncontrolling interests	6,983	3,657
Less: Other comprehensive income from noncontrolling interests	1	—
Less: Net income (loss) from noncontrolling interests	(90)	4
Wells Fargo comprehensive income	$7,072	3,653
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	55

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(in millions, except shares)	Mar 31, 2025	Dec 31, 2024
Assets
Cash and due from banks	$35,256	37,080
Interest-earning deposits with banks	142,309	166,281
Federal funds sold and securities purchased under resale agreements	126,830	105,330
Debt securities:
Trading, at fair value (includes assets pledged as collateral of $87,715 and $86,142)	125,037	121,205
Available-for-sale, at fair value (amortized cost of $181,749 and $170,607, and includes assets pledged as collateral of $1,630 and $3,078)	176,229	162,978
Held-to-maturity, at amortized cost (fair value $189,512 and $193,779)	227,227	234,948
Loans held for sale (includes $4,310 and $4,713 carried at fair value)	6,431	6,260
Loans	913,842	912,745
Allowance for loan losses	(14,029)	(14,183)
Net loans	899,813	898,562
Mortgage servicing rights (includes $6,536 and $6,844 carried at fair value)	7,180	7,779
Premises and equipment, net	10,357	10,297
Goodwill	25,066	25,167
Derivative assets	18,518	20,012
Equity securities (includes $26,114 and $22,322 carried at fair value; and assets pledged as collateral of $11,493 and $9,774)	63,601	60,644
Other assets (includes $100 and $168 carried at fair value)	86,457	73,302
Total assets (1)	$1,950,311	1,929,845
Liabilities
Noninterest-bearing deposits	$377,443	383,616
Interest-bearing deposits (includes $173 and $318 carried at fair value)	984,285	988,188
Total deposits	1,361,728	1,371,804
Short-term borrowings (includes $263 and $266 carried at fair value)	139,776	108,806
Derivative liabilities	11,109	16,335
Accrued expenses and other liabilities (includes $33,830 and $28,530 carried at fair value)	81,132	78,756
Long-term debt (includes $4,069 and $3,495 carried at fair value)	173,660	173,078
Total liabilities (2)	1,767,405	1,748,779
Equity
Wells Fargo stockholders’ equity:
Preferred stock – aggregate liquidation preference of $19,376 and $19,376	18,608	18,608
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,275	60,817
Retained earnings	217,405	214,198
Accumulated other comprehensive loss	(9,998)	(12,176)
Treasury stock, at cost – 2,220,135,208 shares and 2,192,867,645 shares	(114,336)	(111,463)
Total Wells Fargo stockholders’ equity	181,090	179,120
Noncontrolling interests	1,816	1,946
Total equity	182,906	181,066
Total liabilities and equity	$1,950,311	1,929,845
(1)Our consolidated assets at March 31 2025, and December 31, 2024, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Loans, $10.8 billion and $11.2 billion; All other assets, $856 million and $671 million; and Total assets, $11.6 billion and $11.9 billion, respectively.
(2)Our consolidated liabilities at March 31, 2025, and December 31, 2024, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Long-term debt, $2.3 billion and $2.2 billion; Accrued expenses and other liabilities, $136 million and $124 million; and Total liabilities $2.4 billion and $2.4 billion, respectively.
The accompanying notes are an integral part of these statements.

56	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Quarter ended March 31,
(in millions)	2025	2024
Preferred stock
Balance, beginning of period	$18,608	19,448
Preferred stock redeemed	—	(840)
Balance, end of period	$18,608	18,608

Common stock
Balance, beginning of period and end of period	$9,136	9,136

Additional paid-in capital
Balance, beginning of period	$60,817	60,555
Stock-based compensation	613	574
Stock issued for employee plans, net	(1,170)	(1,040)
Other	15	42
Balance, end of period	$60,275	60,131

Retained earnings
Balance, beginning of period	$214,198	201,136
Cumulative effect from change in accounting policy (1)	—	(158)
Balance, beginning of period, adjusted	214,198	200,978
Net income	4,894	4,619
Common stock dividends	(1,343)	(1,279)
Preferred stock dividends	(278)	(286)
Other	(66)	(162)
Balance, end of period	$217,405	203,870

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(12,176)	(11,580)
Other comprehensive income (loss), after tax	2,178	(966)
Balance, end of period	$(9,998)	(12,546)

Treasury stock
Balance, beginning of period	$(111,463)	(92,960)
Common stock issued	632	741
Common stock repurchased	(3,521)	(6,053)
Other	16	16
Balance, end of period	$(114,336)	(98,256)

Noncontrolling interests
Balance, beginning of period	$1,946	1,708
Net income (loss)	(90)	4
Other comprehensive income	1	—
Other	(41)	19
Balance, end of period	$1,816	1,731
Total equity	$182,906	182,674
(1)Effective January 1, 2024, we adopted ASU 2023-02 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.

Wells Fargo & Company	57

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income before noncontrolling interests	$4,804	4,623
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	932	938
Changes in fair value of MSRs and LHFS carried at fair value	239	(66)
Depreciation, amortization and accretion	1,858	1,819
Deferred income tax expense (benefit)	(423)	289
Other, net	3,372	(1,944)
Originations and purchases of loans held for sale	(9,501)	(6,278)
Proceeds from sales of and paydowns on loans originally classified as held for sale	8,627	5,055
Net change in:
Debt and equity securities, held for trading	(7,174)	(12,244)
Derivative assets and liabilities	(3,077)	(1,376)
Other assets	(13,037)	(3,052)
Other accrued expenses and liabilities	2,343	111
Net cash used by operating activities	(11,037)	(12,125)
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	(21,500)	11,705
Available-for-sale debt securities:
Proceeds from sales	97	4,526
Paydowns and maturities	4,821	8,083
Purchases	(17,676)	(19,672)
Held-to-maturity debt securities:
Paydowns and maturities	7,783	3,981
Equity securities, not held for trading:
Proceeds from sales and capital returns	620	750
Purchases	(1,315)	(1,468)
Loans:
Loans originated, net of principal collected	(2,601)	12,508
Proceeds from sales of loans originally classified as held for investment	956	565
Purchases of loans	(380)	(231)
Other, net	1,687	348
Net cash provided (used) by investing activities	(27,508)	21,095
Cash flows from financing activities:
Net change in:
Deposits	(10,076)	24,974
Short-term borrowings	30,970	19,455
Long-term debt:
Proceeds from issuance	7,340	14,592
Repayment	(9,618)	(26,605)
Preferred stock:
Redeemed	—	(840)
Cash dividends paid	(249)	(227)
Common stock:
Repurchased	(3,500)	(6,001)
Cash dividends paid	(1,318)	(1,247)
Other, net	(728)	(527)
Net cash provided by financing activities	12,821	23,574
Net change in cash, cash equivalents, and restricted cash	(25,724)	32,544
Cash, cash equivalents, and restricted cash at beginning of period (1)	201,902	236,052
Cash, cash equivalents, and restricted cash at end of period (1)	$176,178	268,596
Supplemental cash flow disclosures:
Cash paid for interest	$9,791	10,385
Net cash paid (refunded) for income taxes	120	(1,855)
Significant non-cash activities:
Reclassification of long-term debt to accrued expenses and other liabilities	—	4,927
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

Note 1: Summary of Significant Accounting Policies
Wells Fargo & Company is a leading financial services company. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, to individuals, businesses and institutions throughout the U.S., and in countries outside the U.S. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us,” we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For a discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K). There were no material changes to these policies in first quarter 2025.

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
•fair value measurements (Note 6 (Mortgage Banking Activities) and Note 12 (Fair Value Measurements));
•liability for legal actions (Note 10 (Legal Actions));
•income taxes; and
•goodwill impairment (Note 7 (Intangible Assets and Other Assets)).

Actual results could differ from those estimates.
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2024 Form 10-K.

Accounting Standards Adopted in 2025
We did not adopt any accounting standards in first quarter 2025.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to March 31, 2025, and there have been no material events that would require recognition in our first quarter 2025 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Wells Fargo & Company	59

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Mar 31, 2025	Dec 31, 2024
Trading assets:
Debt securities	$125,037	121,205
Equity securities	23,320	19,270
Loans held for sale	3,330	3,587
Gross trading derivative assets	71,861	97,696
Netting (1)	(53,506)	(77,926)
Total trading derivative assets	18,355	19,770
Total trading assets	170,042	163,832
Trading liabilities:
Short sale and other liabilities	34,032	28,744
Interest-bearing deposits	173	318
Long-term debt	4,069	3,495
Gross trading derivative liabilities	73,070	96,783
Netting (1)	(62,761)	(81,345)
Total trading derivative liabilities	10,309	15,438
Total trading liabilities	$48,583	47,995
(1)Represents balance sheet netting for trading derivative asset and liability balances, and trading portfolio level valuation adjustments. See Note 11 (Derivatives) for additional information.
Table 2.2 provides net interest income earned from trading assets and liabilities, and net gains and losses due to the realized and unrealized gains and losses from trading activities.
Net interest income also includes dividend income on trading securities and dividend expense on trading securities we have sold, but not yet purchased.
Table 2.2: Net Interest Income and Net Gains (Losses) from Trading Activities

	Quarter ended March 31,
(in millions)	2025	2024
Net interest income:
Interest income (1)	$1,521	1,243
Interest expense	293	181
Total net interest income	1,228	1,062
Net gains (losses) from trading activities, by risk type (2):
Interest rate	1,319	128
Commodity	221	68
Equity	341	288
Foreign exchange	(683)	781
Credit	175	189
Total net gains from trading activities	1,373	1,454
Total trading-related net interest and noninterest income	$2,601	2,516
(1)Substantially all relates to interest income on debt and equity securities.
(2)Includes gains (losses) on trading portfolio level valuation adjustments, as well as remeasurement gains (losses) on foreign currency-denominated assets and liabilities, including related hedges. See Note 11 (Derivatives) for additional information.

60	Wells Fargo & Company

Note 3: Available-for-Sale and Held-to-Maturity Debt Securities
Table 3.1 provides the amortized cost, net of the allowance for credit losses (ACL) for debt securities, and fair value by major categories of available-for-sale (AFS) debt securities, which are carried at fair value, and held-to-maturity (HTM) debt securities, which are carried at amortized cost, net of the ACL. The net unrealized gains (losses) for AFS debt securities are reported as a component of accumulated other comprehensive income (AOCI), net of the ACL and applicable income taxes. Information on debt securities held for trading is included in Note 2 (Trading Activities). For both AFS and HTM debt securities, amortized cost is the unpaid principal amount, net of unamortized basis adjustments. Basis adjustments may include purchase premiums or discounts, fair value hedge accounting basis adjustments, fair value write-downs related to recognition of intent to sell, impairment losses, and charge-offs or recoveries of amounts deemed uncollectible.

Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which are included in other assets. See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income.
Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
March 31, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$26,114	29	(353)	(324)	25,790
Securities of U.S. states and political subdivisions (2)	12,033	19	(513)	(494)	11,539
Federal agency mortgage-backed securities	138,744	451	(5,107)	(4,656)	134,088
Non-agency mortgage-backed securities (3)	1,772	1	(35)	(34)	1,738
Collateralized loan obligations	2,476	1	(2)	(1)	2,475
Other debt securities	551	51	(3)	48	599
Total available-for-sale debt securities, excluding portfolio level basis adjustments	181,690	552	(6,013)	(5,461)	176,229
Portfolio level basis adjustments (4)	59			(59)	—
Total available-for-sale debt securities	181,749	552	(6,013)	(5,520)	176,229
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,795	—	(1,708)	(1,708)	2,087
Securities of U.S. states and political subdivisions	18,107	—	(3,699)	(3,699)	14,408
Federal agency mortgage-backed securities	190,606	4	(32,319)	(32,315)	158,291
Non-agency mortgage-backed securities (3)	1,421	61	(62)	(1)	1,420
Collateralized loan obligations	11,577	32	(1)	31	11,608
Other debt securities	1,721	1	(24)	(23)	1,698
Total held-to-maturity debt securities	227,227	98	(37,813)	(37,715)	189,512
Total	$408,976	650	(43,826)	(43,235)	365,741
December 31, 2024
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$23,791	1	(507)	(506)	23,285
Securities of U.S. states and political subdivisions (2)	12,542	11	(518)	(507)	12,035
Federal agency mortgage-backed securities	129,703	84	(6,758)	(6,674)	123,029
Non-agency mortgage-backed securities (3)	1,844	3	(41)	(38)	1,806
Collateralized loan obligations	2,196	6	—	6	2,202
Other debt securities	574	50	(3)	47	621
Total available-for-sale debt securities, excluding portfolio level basis adjustments	170,650	155	(7,827)	(7,672)	162,978
Portfolio level basis adjustments (4)	(43)			43	—
Total available-for-sale debt securities	170,607	155	(7,827)	(7,629)	162,978
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,794	—	(1,779)	(1,779)	2,015
Securities of U.S. states and political subdivisions	18,200	—	(3,342)	(3,342)	14,858
Federal agency mortgage-backed securities	193,982	—	(36,029)	(36,029)	157,953
Non-agency mortgage-backed securities (3)	1,364	50	(81)	(31)	1,333
Collateralized loan obligations	15,888	56	—	56	15,944
Other debt securities	1,720	—	(44)	(44)	1,676
Total held-to-maturity debt securities	234,948	106	(41,275)	(41,169)	193,779
Total	$405,555	261	(49,102)	(48,798)	356,757
(1)Represents amortized cost of the securities, net of the ACL of $34 million related to AFS debt securities at both March 31, 2025, and December 31, 2024, and $104 million and $95 million related to HTM debt securities at March 31, 2025, and December 31, 2024, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $2.8 billion at both March 31, 2025, and December 31, 2024.
(3)Predominantly consists of commercial mortgage-backed securities at both March 31, 2025, and December 31, 2024.
(4)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of AFS debt securities, which are not allocated to individual securities in the portfolio. For additional information, see Note 11 (Derivatives).

Wells Fargo & Company	61

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.2 details the breakout of purchases of HTM debt securities by major category of security. There were no transfers to HTM debt securities during the periods presented below.

Table 3.2: Held-to-Maturity Debt Securities Purchases

	Quarter ended March 31,
(in millions)	2025	2024
Purchases of held-to-maturity debt securities (1):
Non-agency mortgage-backed securities	$86	—
Total purchases of held-to-maturity debt securities	$86	—
(1)Inclusive of non-cash purchases from securitization of loans held for sale (LHFS).
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).

Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended March 31,
(in millions)	2025	2024
Interest income (1):
Available-for-sale	$1,942	1,366
Held-to-maturity	1,379	1,755
Total interest income	3,321	3,121
Provision for credit losses:
Available-for-sale	(1)	9
Held-to-maturity	8	3
Total provision for credit losses	7	12
Realized gains and losses (2):
Gross realized gains	2	23
Gross realized losses	(116)	(48)
Impairment write-downs	(33)	—
Net realized losses	$(147)	(25)
(1)Excludes interest income from trading debt securities, which is disclosed in Note 2 (Trading Activities).
(2)Realized gains and losses relate to AFS debt securities. There were no realized gains or losses from HTM debt securities in all periods presented.

62	Wells Fargo & Company

Credit Quality
We monitor credit quality of debt securities by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the ACL for debt securities. The credit quality indicators that we most closely monitor include credit ratings and delinquency status and are based on information as of our financial statement date.

CREDIT RATINGS. Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at March 31, 2025, and December 31, 2024.

Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.
Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
March 31, 2025
Total portfolio (1)	$176,229	99%	$227,331	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$159,878	100%	$194,402	100%
Securities of U.S. states and political subdivisions	11,539	99	18,119	100
Collateralized loan obligations (3)	2,475	100	11,590	100
All other debt securities (4)	2,337	89	3,220	59
December 31, 2024
Total portfolio (1)	$162,978	99%	$235,043	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$146,314	100%	$197,777	100%
Securities of U.S. states and political subdivisions	12,035	99	18,210	100
Collateralized loan obligations (3)	2,202	100	15,904	100
All other debt securities (4)	2,427	89	3,152	61
(1)99% were rated AA- and above at both March 31, 2025, and December 31, 2024.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both March 31, 2025, and December 31, 2024.
(4)Includes non-U.S. government, non-agency mortgage-backed, and all other debt securities.
DELINQUENCY STATUS AND NONACCRUAL DEBT SECURITIES. Debt security issuers that are delinquent in payment of amounts due under contractual debt agreements have a higher probability of recognition of credit losses. As such, as part of our monitoring of the credit quality of the debt security portfolio, we consider whether debt securities we own are past due in payment of principal or interest payments and whether any securities have been placed into nonaccrual status.

Debt securities that are past due and still accruing or in nonaccrual status were insignificant at both March 31, 2025, and December 31, 2024. Net charge-offs on debt securities were insignificant in the first quarter of both 2025 and 2024.

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
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value
March 31, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(26)	4,842	(327)	5,847	(353)	10,689
Securities of U.S. states and political subdivisions	(16)	1,160	(497)	6,161	(513)	7,321
Federal agency mortgage-backed securities	(660)	50,699	(4,447)	39,772	(5,107)	90,471
Non-agency mortgage-backed securities	(1)	499	(34)	1,108	(35)	1,607
Collateralized loan obligations	(2)	1,109	—	—	(2)	1,109
Other debt securities	—	—	(3)	114	(3)	114
Total available-for-sale debt securities	$(705)	58,309	(5,308)	53,002	(6,013)	111,311
December 31, 2024
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(77)	14,000	(430)	7,778	(507)	21,778
Securities of U.S. states and political subdivisions	(11)	748	(507)	7,215	(518)	7,963
Federal agency mortgage-backed securities	(1,465)	71,424	(5,293)	40,722	(6,758)	112,146
Non-agency mortgage-backed securities	(1)	22	(40)	1,307	(41)	1,329
Other debt securities	—	—	(3)	114	(3)	114
Total available-for-sale debt securities	$(1,554)	86,194	(6,273)	57,136	(7,827)	143,330
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

For descriptions of the factors we consider when analyzing debt securities for impairment as well as methodology and significant inputs used to measure credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2024 Form 10-K.

64	Wells Fargo & Company

Contractual Maturities
Table 3.6 and Table 3.7 show the remaining contractual maturities of AFS and HTM debt securities, respectively.
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$26,114	598	8,888	15,249	1,379
Fair value	25,790	598	8,631	15,259	1,302
Weighted average yield	3.52%	4.18	2.46	4.31	1.44
Securities of U.S. states and political subdivisions
Amortized cost, net	$12,033	215	3,708	3,230	4,880
Fair value	11,539	213	3,636	3,031	4,659
Weighted average yield	3.25%	2.60	3.11	3.22	3.41
Federal agency mortgage-backed securities
Amortized cost, net	$138,744	20	67	490	138,167
Fair value	134,088	20	66	475	133,527
Weighted average yield	4.55%	2.80	3.89	3.44	4.55
Non-agency mortgage-backed securities
Amortized cost, net	$1,772	—	—	75	1,697
Fair value	1,738	—	—	71	1,667
Weighted average yield	4.24%	—	—	4.75	4.21
Collateralized loan obligations
Amortized cost, net	$2,476	—	109	713	1,654
Fair value	2,475	—	109	713	1,653
Weighted average yield	5.76%	—	6.28	5.90	5.66
Other debt securities
Amortized cost, net	$551	49	144	342	16
Fair value	599	53	153	367	26
Weighted average yield	4.92%	5.81	7.89	3.68	1.64
Total available-for-sale debt securities
Amortized cost, net (1)	$181,690	882	12,916	20,099	147,793
Fair value	176,229	884	12,595	19,916	142,834
Weighted average yield (2)	4.33%	3.85	2.75	4.16	4.49
(1)Amortized cost, net excludes portfolio level basis adjustments of $59 million.
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

Wells Fargo & Company	65

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2025
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$3,795	—	—	—	3,795
Fair value	2,087	—	—	—	2,087
Weighted average yield	1.59%	—	—	—	1.59
Securities of U.S. states and political subdivisions
Amortized cost, net	$18,107	148	511	477	16,971
Fair value	14,408	147	498	448	13,315
Weighted average yield	2.39%	0.91	2.36	2.63	2.40
Federal agency mortgage-backed securities
Amortized cost, net	$190,606	—	—	—	190,606
Fair value	158,291	—	—	—	158,291
Weighted average yield	2.35%	—	—	—	2.35
Non-agency mortgage-backed securities
Amortized cost, net	$1,421	—	40	41	1,340
Fair value	1,420	—	46	44	1,330
Weighted average yield	3.62%	—	5.31	3.09	3.58
Collateralized loan obligations
Amortized cost, net	$11,577	—	50	11,527	—
Fair value	11,608	—	50	11,558	—
Weighted average yield	5.96%	—	6.19	5.95	—
Other debt securities
Amortized cost, net	$1,721	—	979	742	—
Fair value	1,698	—	954	744	—
Weighted average yield	5.27%	—	4.75	5.95	—
Total held-to-maturity debt securities
Amortized cost, net	$227,227	148	1,580	12,787	212,712
Fair value	189,512	147	1,548	12,794	175,023
Weighted average yield (1)	2.56%	0.91	4.04	5.82	2.35
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

66	Wells Fargo & Company

Note 4: Equity Securities
Table 4.1 provides a summary of our equity securities by business purpose and accounting method.
Table 4.1: Equity Securities

(in millions)	Mar 31, 2025	Dec 31, 2024
Equity securities held for trading at fair value (1)	$23,320	19,270
Not held for trading:
Equity securities at fair value (2)	2,794	3,052
Tax credit investments (3)	21,311	21,933
Private equity (4)	12,573	12,607
Federal Reserve Bank stock and other at cost (5)	3,603	3,782
Total equity securities not held for trading	40,281	41,374
Total equity securities	$63,601	60,644
(1)Represents securities held as part of our customer accommodation trading activities. For additional information on these activities, see Note 2 (Trading Activities).
(2)Includes securities with a fair value of $369 million and $590 million at March 31, 2025, and December 31, 2024, respectively, subject to contractual lock-up periods restricting the sale of the securities, the majority of which expire in second quarter 2025.
(3)Includes affordable housing investments of $11.9 billion and $12.3 billion at March 31, 2025, and December 31, 2024, respectively, and renewable energy investments of $9.1 billion and $9.4 billion at March 31, 2025, and December 31, 2024, respectively. Tax credit investments are accounted for using either the proportional amortization method or the equity method. See Note 13 (Securitizations and Variable Interest Entities) for information about tax credit investments.
(4)Includes equity securities accounted for under the measurement alternative of $9.2 billion and $9.3 billion at March 31, 2025, and December 31, 2024, respectively, which were predominantly securities associated with our venture capital investments. The remaining securities are accounted for using the equity method.
(5)Includes $3.5 billion of investments in Federal Reserve Bank stock at both March 31, 2025, and December 31, 2024, and $43 million and $224 million of investments in Federal Home Loan Bank stock at March 31, 2025, and December 31, 2024, respectively.
Net Gains and Losses Not Held for Trading
Table 4.2 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses for securities held for trading are reported in net gains from trading and securities.
Table 4.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended March 31,
(in millions)	2025	2024
Net gains (losses) from equity securities carried at fair value	$(195)	11
Net gains (losses) from equity securities not carried at fair value (1):
Impairment write-downs	(194)	(197)
Net unrealized gains (2)	1	127
Net realized gains	45	77
Total net gains (losses) from equity securities not carried at fair value	(148)	7
Total net gains (losses) from equity securities not held for trading	$(343)	18
(1)Includes amounts related to venture capital investments in consolidated portfolio companies, which are not reported in equity securities on our consolidated balance sheet.
(2)Includes unrealized gains (losses) due to observable price changes from equity securities accounted for under the measurement alternative.

Wells Fargo & Company	67

Note 4: Equity Securities (continued)

Measurement Alternative
Table 4.3 provides additional information about the impairment write-downs and observable price changes from nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 4.2.
Table 4.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended March 31,
(in millions)	2025	2024
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$43	127
Gross unrealized losses from observable price changes	(25)	—
Impairment write-downs	(165)	(169)
Net realized gains from sale	15	62
Total net gains (losses) recognized during the period	$(132)	20
Table 4.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 4.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Mar 31, 2025	Dec 31, 2024
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$7,453	7,457
Gross unrealized losses from observable price changes	(80)	(53)
Impairment write-downs	(3,806)	(3,747)

68	Wells Fargo & Company

Note 5: Loans and Related Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. These amounts were less than 1% of our total loans outstanding at both March 31, 2025, and December 31, 2024.

Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During first quarter 2025, we reversed accrued interest receivable of $19 million for our commercial portfolio segment and $102 million for our consumer portfolio segment, compared with $15 million and $96 million, respectively, for the same period a year ago.
Table 5.1: Loans Outstanding

(in millions)	Mar 31, 2025	Dec 31, 2024
Commercial and industrial	$390,533	381,241
Commercial real estate	134,035	136,505
Lease financing	16,131	16,413
Total commercial	540,699	534,159
Residential mortgage	247,613	250,269
Credit card	54,608	56,542
Auto	41,482	42,367
Other consumer (1)	29,440	29,408
Total consumer	373,143	378,586
Total loans	$913,842	912,745
(1)Includes $21.7 billion and $21.4 billion at March 31, 2025, and December 31, 2024, respectively, of securities-based loans originated by the Wealth and Investment Management (WIM) operating segment.
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 5.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 5.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Mar 31, 2025	Dec 31, 2024
Commercial and industrial	$64,133	62,038
Commercial real estate	4,958	5,123
Lease financing	579	598
Total non-U.S. commercial loans	$69,670	67,759
Loan Purchases, Sales, and Transfers
Table 5.3 presents the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale. The table excludes loans for which we have elected the fair value option and government insured/guaranteed loans because their loan activity normally does not impact the ACL.
Table 5.3: Loan Purchases, Sales, and Transfers

	2025			2024
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Purchases	$379	1	380	230	1	231
Sales and net transfers (to)/from LHFS	(855)	12	(843)	(422)	(66)	(488)

Wells Fargo & Company	69

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

We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At March 31, 2025, and December 31, 2024, we had $945 million and $968 million, respectively, of outstanding issued commercial letters of credit. See Note 14 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
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
Table 5.4: Unfunded Credit Commitments

(in millions)	Mar 31, 2025	Dec 31, 2024
Commercial and industrial	$401,134	401,947
Commercial real estate	11,607	12,505
Total commercial	412,741	414,452
Residential mortgage (1)	23,341	23,872
Credit card	166,974	163,256
Other consumer	7,939	7,985
Total consumer	198,254	195,113
Total unfunded credit commitments	$610,995	609,565
(1)Includes lines of credit totaling $21.0 billion and $22.5 billion as of March 31, 2025, and December 31, 2024, respectively.

70	Wells Fargo & Company

Allowance for Credit Losses
Table 5.5 presents the ACL for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. Total net loan charge-offs decreased $140 million from March 31, 2024, due to lower losses in our commercial real estate portfolio driven by the office property type, as well as lower losses in our commercial and industrial, auto and other consumer portfolios, partially offset by higher losses in our credit card portfolio. The ACL for loans decreased $84 million from December 31, 2024, reflecting a lower allowance for commercial real estate loans on lower loan balances, partially offset by a higher allowance for commercial and industrial loans.
Table 5.5: Allowance for Credit Losses for Loans

	Quarter ended March 31,
($ in millions)	2025	2024
Balance, beginning of period	$14,636	15,088
Provision for credit losses	925	926
Loan charge-offs:
Commercial and industrial	(148)	(172)
Commercial real estate	(96)	(192)
Lease financing	(11)	(11)
Total commercial	(255)	(375)
Residential mortgage	(11)	(19)
Credit card	(768)	(664)
Auto	(127)	(191)
Other consumer	(116)	(147)
Total consumer	(1,022)	(1,021)
Total loan charge-offs	(1,277)	(1,396)
Loan recoveries:
Commercial and industrial	40	24
Commercial real estate	1	5
Lease financing	3	5
Total commercial	44	34
Residential mortgage	26	32
Credit card	118	87
Auto	63	79
Other consumer	17	15
Total consumer	224	213
Total loan recoveries	268	247
Net loan charge-offs	(1,009)	(1,149)
Other	—	(3)
Balance, end of period	$14,552	14,862
Components:
Allowance for loan losses	$14,029	14,421
Allowance for unfunded credit commitments	523	441
Allowance for credit losses	$14,552	14,862
Net loan charge-offs (annualized) as a percentage of average total loans	0.45%	0.50
Allowance for loan losses as a percentage of total loans	1.54	1.56
Allowance for credit losses for loans as a percentage of total loans	1.59	1.61

Wells Fargo & Company	71

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.
Table 5.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2025			2024
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$7,946	6,690	14,636	8,412	6,676	15,088
Provision for credit losses	195	730	925	249	677	926
Loan charge-offs	(255)	(1,022)	(1,277)	(375)	(1,021)	(1,396)
Loan recoveries	44	224	268	34	213	247
Net loan charge-offs	(211)	(798)	(1,009)	(341)	(808)	(1,149)
Other	—	—	—	(3)	—	(3)
Balance, end of period	$7,930	6,622	14,552	8,317	6,545	14,862

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the ACL for loans. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date.
COMMERCIAL CREDIT QUALITY INDICATORS. We manage a consistent process for assessing commercial loan credit quality. Commercial loans are generally subject to individual risk assessment using our internal borrower and collateral quality ratings, which is our primary credit quality indicator. Our ratings are aligned to regulatory definitions of pass and criticized categories with the criticized segmented among special mention, substandard, doubtful, and loss categories.
Table 5.7 provides the outstanding balances of our commercial loan portfolio by risk category and credit quality information by origination year for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty. At March 31, 2025, we had $506.1 billion and $34.6 billion of pass and criticized commercial loans, respectively. Gross charge-offs by loan class are included in the following table for the quarter ended March 31, 2025, and year ended December 31, 2024, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.

72	Wells Fargo & Company

Table 5.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2025	2024	2023	2022	2021	Prior
March 31, 2025
Commercial and industrial
Pass	$18,889	37,077	21,750	21,342	11,759	15,204	249,692	23	375,736
Criticized	181	875	929	1,241	614	814	10,143	—	14,797
Total commercial and industrial	19,070	37,952	22,679	22,583	12,373	16,018	259,835	23	390,533
Gross charge-offs (1)	5	33	4	4	1	2	99	—	148
Commercial real estate
Pass	6,495	19,462	10,887	23,415	19,348	29,290	6,526	60	115,483
Criticized	601	2,998	1,705	5,624	4,105	3,299	220	—	18,552
Total commercial real estate	7,096	22,460	12,592	29,039	23,453	32,589	6,746	60	134,035
Gross charge-offs	—	12	28	9	5	42	—	—	96
Lease financing
Pass	997	4,201	4,324	2,429	1,295	1,649	—	—	14,895
Criticized	81	394	354	217	88	102	—	—	1,236
Total lease financing	1,078	4,595	4,678	2,646	1,383	1,751	—	—	16,131
Gross charge-offs	—	2	3	3	2	1	—	—	11
Total commercial loans	$27,244	65,007	39,949	54,268	37,209	50,358	266,581	83	540,699
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2024	2023	2022	2021	2020	Prior
December 31, 2024
Commercial and industrial
Pass	$46,670	23,891	23,142	13,883	4,963	10,892	241,365	1,247	366,053
Criticized	909	899	1,644	803	139	774	9,990	30	15,188
Total commercial and industrial	47,579	24,790	24,786	14,686	5,102	11,666	251,355	1,277	381,241
Gross charge-offs (1)	79	107	26	39	8	7	463	—	729
Commercial real estate
Pass	22,021	11,432	25,314	21,096	8,193	23,121	5,872	179	117,228
Criticized	3,396	1,847	5,427	4,240	1,478	2,616	273	—	19,277
Total commercial real estate	25,417	13,279	30,741	25,336	9,671	25,737	6,145	179	136,505
Gross charge-offs	81	78	124	158	145	359	—	—	945
Lease financing
Pass	4,516	4,628	2,681	1,457	573	1,290	—	—	15,145
Criticized	391	382	250	103	66	76	—	—	1,268
Total lease financing	4,907	5,010	2,931	1,560	639	1,366	—	—	16,413
Gross charge-offs	3	17	14	10	5	3	—	—	52
Total commercial loans	$77,903	43,079	58,458	41,582	15,412	38,769	257,500	1,456	534,159
(1) Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	73

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.8 provides days past due (DPD) information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.
Table 5.8: Commercial Loan Categories by Delinquency Status

	Still accruing			Nonaccrual loans	Total commercial loans
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD
March 31, 2025
Commercial and industrial	$388,453	756	355	969	390,533
Commercial real estate	129,245	693	261	3,836	134,035
Lease financing	15,883	170	—	78	16,131
Total commercial loans	$533,581	1,619	616	4,883	540,699
December 31, 2024
Commercial and industrial	$379,147	794	537	763	381,241
Commercial real estate	131,794	472	468	3,771	136,505
Lease financing	16,156	173	—	84	16,413
Total commercial loans	$527,097	1,439	1,005	4,618	534,159
CONSUMER CREDIT QUALITY INDICATORS.  We have various classes of consumer loans that present unique credit risks. Loan delinquency, Fair Isaac Corporation (FICO) credit scores and loan-to-value (LTV) for residential mortgage loans are the primary credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the ACL for the consumer loan portfolio segment.

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
Gross charge-offs by loan class are included in the following tables for the quarter ended March 31, 2025, and year ended December 31, 2024, which we monitor as part of our credit risk management practices; however, charge-offs are not a primary credit quality indicator for our loan portfolio.

Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty.

Table 5.9 provides the outstanding balances of our residential mortgage loans by our primary credit quality indicators.

74	Wells Fargo & Company

Table 5.9: Credit Quality Indicators for Residential Mortgage Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2025	2024	2023	2022	2021	Prior			Total
March 31, 2025
By delinquency status:
Current-29 DPD	$2,701	10,363	11,333	42,784	58,327	101,723	5,366	6,307	238,904
30-89 DPD	1	16	15	138	155	766	21	133	1,245
90+ DPD	—	—	7	35	18	369	16	165	610
Government insured/guaranteed loans (1)	—	2	10	16	37	6,789	—	—	6,854
Total	$2,702	10,381	11,365	42,973	58,537	109,647	5,403	6,605	247,613
By updated FICO:
740+	$2,559	9,798	10,658	39,709	54,982	90,653	4,240	3,925	216,524
700-739	117	394	413	1,984	2,269	5,613	576	878	12,244
660-699	22	96	148	738	744	2,460	275	530	5,013
620-659	2	32	51	200	172	1,001	97	277	1,832
<620	—	1	17	148	147	1,296	121	450	2,180
No FICO available	2	58	68	178	186	1,835	94	545	2,966
Government insured/guaranteed loans (1)	—	2	10	16	37	6,789	—	—	6,854
Total	$2,702	10,381	11,365	42,973	58,537	109,647	5,403	6,605	247,613
By updated LTV:
0-80%	$2,680	9,500	10,771	39,774	57,641	102,110	5,329	6,502	234,307
80.01-100%	19	822	528	2,985	761	484	49	65	5,713
>100% (2)	—	21	32	156	61	74	14	16	374
No LTV available	3	36	24	42	37	190	11	22	365
Government insured/guaranteed loans (1)	—	2	10	16	37	6,789	—	—	6,854
Total	$2,702	10,381	11,365	42,973	58,537	109,647	5,403	6,605	247,613
Gross charge-offs	$—	—	—	—	—	5	—	6	11
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2024	2023	2022	2021	2020	Prior
December 31, 2024
By delinquency status:
Current-29 DPD	$10,780	11,611	43,482	59,206	32,964	71,302	5,910	6,319	241,574
30-89 DPD	19	15	69	55	22	636	27	142	985
90+ DPD	—	8	43	23	10	338	19	172	613
Government insured/guaranteed loans (1)	2	10	17	41	94	6,933	—	—	7,097
Total	$10,801	11,644	43,611	59,325	33,090	79,209	5,956	6,633	250,269
By updated FICO:
740+	$10,231	10,931	40,431	55,880	31,150	61,856	4,671	3,917	219,067
700-739	411	448	1,978	2,208	1,165	4,601	635	882	12,328
660-699	93	151	756	775	411	2,196	314	533	5,229
620-659	27	52	196	172	101	944	103	287	1,882
<620	2	15	139	130	56	1,209	133	449	2,133
No FICO available	35	37	94	119	113	1,470	100	565	2,533
Government insured/guaranteed loans (1)	2	10	17	41	94	6,933	—	—	7,097
Total	$10,801	11,644	43,611	59,325	33,090	79,209	5,956	6,633	250,269
By updated LTV:
0-80%	$10,360	11,089	40,341	58,434	32,727	71,821	5,874	6,521	237,167
80.01-100%	398	482	3,088	758	193	259	61	72	5,311
>100% (2)	9	38	121	53	20	49	10	17	317
No LTV available	32	25	44	39	56	147	11	23	377
Government insured/guaranteed loans (1)	2	10	17	41	94	6,933	—	—	7,097
Total	$10,801	11,644	43,611	59,325	33,090	79,209	5,956	6,633	250,269
Gross charge-offs	$—	—	—	1	2	27	2	32	64
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the Federal Housing Administration (FHA) or the Department of Veterans Affairs (VA). Loans insured/guaranteed by U.S. government agencies and 90+ DPD totaled $2.6 billion and $2.8 billion at March 31, 2025, and December 31, 2024, respectively.
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

Table 5.10: Credit Quality Indicators for Credit Card Loans

	March 31, 2025			December 31, 2024
	Revolving loans	Revolving loans converted to term loans		Revolving loans	Revolving loans converted to term loans
(in millions)			Total			Total
By delinquency status:
Current-29 DPD	$52,524	569	53,093	54,389	535	54,924
30-89 DPD	653	64	717	699	67	766
90+ DPD	763	35	798	815	37	852
Total	$53,940	668	54,608	55,903	639	56,542
By updated FICO:
740+	$21,281	31	21,312	21,784	28	21,812
700-739	11,724	79	11,803	12,359	74	12,433
660-699	10,528	140	10,668	11,093	132	11,225
620-659	5,035	121	5,156	5,356	117	5,473
<620	5,244	295	5,539	5,161	286	5,447
No FICO available	128	2	130	150	2	152
Total	$53,940	668	54,608	55,903	639	56,542
Gross charge-offs	$715	53	768	2,669	173	2,842

76	Wells Fargo & Company

Table 5.11 provides the outstanding balances of our Auto loan portfolio by primary credit quality indicators.
Table 5.11: Credit Quality Indicators for Auto Loans by Vintage

	Term loans by origination year
(in millions)	2025	2024	2023	2022	2021	Prior	Total
March 31, 2025
By delinquency status:
Current-29 DPD	$4,470	12,413	8,173	7,431	6,159	2,039	40,685
30-89 DPD	2	38	59	221	289	127	736
90+ DPD	—	4	6	19	23	9	61
Total	$4,472	12,455	8,238	7,671	6,471	2,175	41,482
By updated FICO:
740+	$2,756	7,656	5,498	3,811	2,679	777	23,177
700-739	787	2,153	1,139	1,017	839	288	6,223
660-699	554	1,500	751	877	763	272	4,717
620-659	226	651	357	577	553	200	2,564
<620	149	482	489	1,367	1,604	617	4,708
No FICO available	—	13	4	22	33	21	93
Total	$4,472	12,455	8,238	7,671	6,471	2,175	41,482
Gross charge-offs	$—	8	12	48	48	11	127
	Term loans by origination year
(in millions)	2024	2023	2022	2021	2020	Prior	Total
December 31, 2024
By delinquency status:
Current-29 DPD	$13,846	9,175	8,415	7,205	2,042	684	41,367
30-89 DPD	32	63	270	380	122	60	927
90+ DPD	2	5	25	31	7	3	73
Total	$13,880	9,243	8,710	7,616	2,171	747	42,367
By updated FICO:
740+	$8,758	6,197	4,358	3,199	841	249	23,602
700-739	2,483	1,307	1,188	1,020	307	101	6,406
660-699	1,689	864	1,028	930	280	95	4,886
620-659	623	401	667	661	198	72	2,622
<620	319	455	1,450	1,775	529	223	4,751
No FICO available	8	19	19	31	16	7	100
Total	$13,880	9,243	8,710	7,616	2,171	747	42,367
Gross charge-offs	$10	48	246	270	55	23	652

Wells Fargo & Company	77

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.12 provides the outstanding balances of our Other consumer loans portfolio by primary credit quality indicators.
Table 5.12: Credit Quality Indicators for Other Consumer Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2025	2024	2023	2022	2021	Prior			Total
March 31, 2025
By delinquency status:
Current-29 DPD	$590	1,580	1,553	984	237	116	24,169	107	29,336
30-89 DPD	—	8	21	15	3	2	12	5	66
90+ DPD	—	2	9	6	1	1	12	7	38
Total	$590	1,590	1,583	1,005	241	119	24,193	119	29,440
By updated FICO:
740+	$443	1,129	723	378	99	62	888	34	3,756
700-739	85	246	311	176	42	15	398	17	1,290
660-699	27	109	259	166	45	12	313	15	946
620-659	3	27	101	74	17	10	121	11	364
<620	1	23	114	98	23	9	139	16	423
No FICO available (1)	31	56	75	113	15	11	22,334	26	22,661
Total	$590	1,590	1,583	1,005	241	119	24,193	119	29,440
Gross charge-offs (2)	$12	34	28	19	4	2	15	2	116
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2024	2023	2022	2021	2020	Prior
December 31, 2024
By delinquency status:
Current-29 DPD	$1,860	1,835	1,160	286	80	59	23,903	112	29,295
30-89 DPD	5	23	17	3	1	2	14	6	71
90+ DPD	2	9	7	2	—	1	13	8	42
Total	$1,867	1,867	1,184	291	81	62	23,930	126	29,408
By updated FICO:
740+	$1,360	868	452	119	48	26	961	41	3,875
700-739	280	368	207	50	14	10	433	17	1,379
660-699	110	304	201	44	6	8	335	17	1,025
620-659	24	114	93	29	3	5	127	11	406
<620	14	120	112	29	4	7	138	16	440
No FICO available (1)	79	93	119	20	6	6	21,936	24	22,283
Total	$1,867	1,867	1,184	291	81	62	23,930	126	29,408
Gross charge-offs (2)	$150	165	127	31	5	6	66	10	560
(1)Substantially all loans are revolving securities-based loans originated by the WIM operating segment and therefore do not require a FICO score.
(2)Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

78	Wells Fargo & Company

NONACCRUAL LOANS. Table 5.13 provides loans on nonaccrual status. Nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off.
Table 5.13: Nonaccrual Loans

	Outstanding balance				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Quarter ended March 31,
(in millions)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	2025	2024
Commercial and industrial	$969	763	46	2	5	9
Commercial real estate	3,836	3,771	274	41	27	4
Lease financing	78	84	13	17	—	—
Total commercial	4,883	4,618	333	60	32	13
Residential mortgage	2,982	2,991	1,892	1,887	40	44
Auto	83	89	—	—	3	4
Other consumer	30	32	—	—	1	1
Total consumer	3,095	3,112	1,892	1,887	44	49
Total nonaccrual loans	$7,978	7,730	2,225	1,947	76	62
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given the related collateral value.
LOANS IN PROCESS OF FORECLOSURE. Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $786 million and $705 million at March 31, 2025, and December 31, 2024, respectively, which included $623 million and $540 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING.  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

Table 5.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Mar 31, 2025	Dec 31, 2024
Total:	$4,146	4,802
Less: government insured/guaranteed loans (1)	2,610	2,801
Total, not government insured/guaranteed	$1,536	2,001
By segment and class, not government insured/guaranteed:
Commercial and industrial	$355	537
Commercial real estate	261	468
Total commercial	616	1,005
Residential mortgage	41	39
Credit card	798	852
Auto	50	71
Other consumer	31	34
Total consumer	920	996
Total, not government insured/guaranteed	$1,536	2,001
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the FHA or the VA.

Wells Fargo & Company	79

Note 5: Loans and Related Allowance for Credit Losses (continued)
LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY.  We may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty.

The following disclosures provide information on loan modifications in the form of principal forgiveness, interest rate reductions, other-than-insignificant (e.g., greater than three months) payment delays, term extensions or a combination of these modifications, as well as the financial effects of these modifications, and loan performance in the twelve months following the modification. Loans that both modify and are paid off or charged-off during the period are not included in the disclosures below. These disclosures do not include loans discharged by a bankruptcy court as the only concession, which were insignificant for the first quarter of both 2025 and 2024.

For additional information on our loan modifications to borrowers experiencing financial difficulty, see Note 5 (Loans and Related Allowance for Credit Losses) in our 2024 Form 10-K.

Table 5.15 presents the outstanding balance of modified commercial loans and the related financial effects of these modifications. At the time of modification, we may require that the borrower provide additional economic support, such as partial repayment, additional collateral, or guarantees.
Table 5.15: Commercial Loan Modifications and Financial Effects

	Quarter ended March 31,
($ in millions)	2025	2024
Commercial and industrial modifications:
Term extension	$392	169
All other modifications and combinations	110	19
Total commercial and industrial modifications	$502	188
Total commercial and industrial modifications as a % of loan class	0.13%	0.05
Financial effects:
Weighted average term extension (months)	18	12

Commercial real estate modifications:
Term extension	$726	100
All other modifications and combinations	9	2
Total commercial real estate modifications	$735	102
Total commercial real estate modifications as a % of loan class	0.55%	0.07
Financial effects:
Weighted average term extension (months)	21	28

80	Wells Fargo & Company

Commercial loans that received a modification in the past 12 months as of March 31, 2025 and 2024, and subsequently defaulted in the first quarter of both periods were insignificant.

Table 5.16 provides past due information on commercial loans that received a modification in the past 12 months as of
March 31, 2025 and 2024, and the amount of related gross charge-offs during the first quarter of both 2025 and 2024. For loan modifications that include a payment deferral, payment performance is not included in the table below until the loan exits the deferral period and payments resume.
Table 5.16: Payment Performance of Commercial Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended
March 31, 2025
Commercial and industrial	$808	10	29	847	15
Commercial real estate	2,682	2	3	2,687	—
Total commercial	$3,490	12	32	3,534	15
March 31, 2024
Commercial and industrial	$404	10	3	417	39
Commercial real estate	488	4	28	520	—
Total commercial	$892	14	31	937	39
Table 5.17 presents the outstanding balance of modified consumer loans and the related financial effects of these modifications. Modified loans within the Auto and Other consumer loan classes were insignificant for the first quarter of both 2025 and 2024, and accordingly, are excluded from the following tables and disclosures.
Loans in a trial payment period are not included in the following loan modification disclosures until the borrower has successfully completed the trial period and the loan modification is formally executed. Residential mortgage loans in a trial payment period totaled $111 million and $116 million at March 31, 2025 and 2024, respectively.
Table 5.17: Consumer Loan Modifications and Financial Effects

	Quarter ended March 31,
($ in millions)	2025	2024
Residential mortgage modifications (1):
Payment delay	$140	85
Term extension	9	20
Term extension and payment delay	25	18
Interest rate reduction, and term extension, and payment delay	12	12
All other modifications and combinations	9	13
Total residential mortgage modifications	$195	148
Total residential mortgage modifications as a % of loan class	0.08%	0.06
Financial effects:
Weighted average interest rate reduction	1.78%	1.77
Weighted average payments deferred (months) (2)	4	6
Weighted average term extension (years)	11.5	10.8

Credit card modifications:
Interest rate reduction	$309	183
Total credit card modifications	$309	183
Total credit card modifications as a % of loan class	0.57%	0.35
Financial effects:
Weighted average interest rate reduction	21.54%	21.94
(1)Payment delay modifications include loan modifications that defer a set amount of principal to the end of the loan term. The outstanding balance of loans with principal deferred to the end of the loan term was $94 million and $96 million in first quarter 2025 and 2024, respectively.
(2)Excludes the financial effects of loans with a set amount of principal deferred to the end of the loan term. The weighted average period of principal deferred was 25.0 years and 23.7 years in first quarter 2025 and 2024, respectively.

Wells Fargo & Company	81

Note 5: Loans and Related Allowance for Credit Losses (continued)
Consumer loans that received a modification within the past 12 months as of March 31, 2025 and 2024, and subsequently defaulted in the first quarter of both periods, totaled $100 million and $111 million, respectively.

Table 5.18 provides past due information as of March 31, 2025 and 2024, for consumer loan modifications that received a modification in the past 12 months, and the related gross charge-offs that occurred on these modifications during the first quarter of both 2025 and 2024.
Table 5.18: Payment Performance of Consumer Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended
March 31, 2025
Residential mortgage (1)	$355	113	71	539	1
Credit card (2)	736	130	89	955	82
Total consumer	$1,091	243	160	1,494	83
March 31, 2024
Residential mortgage (1)	$523	144	192	859	2
Credit card (2)	433	72	63	568	49
Total consumer	$956	216	255	1,427	51
(1)Loan modifications in an active payment deferral are excluded. Includes loans where delinquency status was not reset to current upon exit from the deferral period.
(2)Credit card loans that are past due at the time of the modification do not become current until they have three consecutive months of payment performance.
Commitments to lend additional funds on commercial loans modified during the first quarter of 2025 and 2024, were $102 million and $142 million, respectively, the majority of which were in the commercial real estate portfolio. Commitments to lend additional funds on consumer loans modified during the first quarter of both 2025 and 2024, were insignificant.

82	Wells Fargo & Company

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

Table 6.1: Mortgage Servicing Rights

	Quarter ended March 31,
(in millions)	2025	2024
Residential MSRs at fair value, beginning of period	$6,844	7,468
Originations/purchases	25	19
Sales and other	(76)	(263)
Net reductions	(51)	(244)
Changes in fair value:
Due to valuation inputs or assumptions:
Market interest rates (1)	(123)	277
Servicing and foreclosure costs	5	(16)
Discount rates	—	(8)
Prepayment estimates and other (2)	50	(2)
Net changes in valuation inputs or assumptions	(68)	251
Changes due to collection/realization of expected cash flows (3)	(189)	(226)
Total changes in fair value	(257)	25
Residential MSRs at fair value, end of period	6,536	7,249
Commercial MSRs at amortized cost, end of period (4)	644	999
Total MSRs	$7,180	8,248
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
(4)The estimated fair value of commercial MSRs was $780 million and $1.7 billion at March 31, 2025 and 2024, respectively. In first quarter 2025, we sold the non-agency portion of our commercial mortgage third-party servicing business.
Table 6.2 provides key weighted-average assumptions used in the valuation of residential MSRs and sensitivity of the current fair value of residential MSRs to immediate adverse changes in those assumptions. See Note 12 (Fair Value Measurements) for additional information on key assumptions for residential MSRs.

Table 6.2: Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Mar 31, 2025	Dec 31, 2024
Fair value of interests held	$6,536	6,844
Expected weighted-average life (in years)	6.4	6.4

Key assumptions:
Prepayment rate assumption (1)	8.2%	8.1
Impact on fair value from 10% adverse change	$(188)	(191)
Impact on fair value from 25% adverse change	(452)	(461)

Discount rate assumption	9.8%	10.1
Impact on fair value from 100 basis point increase	$(263)	(270)
Impact on fair value from 200 basis point increase	(505)	(519)

Cost to service assumption ($ per loan)	102	103
Impact on fair value from 10% adverse change	(129)	(134)
Impact on fair value from 25% adverse change	(322)	(334)
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

Wells Fargo & Company	83

Note 6:  Mortgage Banking Activities (continued)
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
As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses. The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors and are generally reimbursed within a short timeframe from cash flows from the trust, government-sponsored enterprise (GSEs), insurer, or borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements. We also advance payments of taxes and insurance for our owned loans which are collectible from the borrower. Servicer advances on owned loans are written-off when deemed uncollectible.
Table 6.3: Managed Servicing Portfolio

	Mar 31, 2025		Dec 31, 2024
($ in billions, unless otherwise noted)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Serviced and subserviced for others (1)	$472	75	488	531
Owned loans serviced	249	115	252	117
Total managed servicing portfolio	721	190	740	648
Total serviced for others, excluding subserviced for others	471	58	487	522
MSRs as a percentage of loans serviced for others	1.39%	1.11	1.41	0.18
Weighted average note rate (mortgage loans serviced for others)	3.76	3.95	3.76	5.05
Servicer advances, net of an allowance for uncollectible amounts ($ in millions) (1)	$846	17	977	1,173
(1)In first quarter 2025, we sold the non-agency portion of our commercial mortgage third-party servicing business.
Table 6.4 presents the components of mortgage banking noninterest income.
Table 6.4: Mortgage Banking Noninterest Income

		Quarter ended March 31,
(in millions)		2025	2024
Contractually specified servicing fees, late charges and ancillary fees		$406	474
Unreimbursed servicing costs (1)		(27)	(46)
Amortization for commercial MSRs (2)		(49)	(57)
Changes due to collection/realization of expected cash flows (3)	(A)	(189)	(226)
Net servicing fees		141	145
Changes in fair value of MSRs due to valuation inputs or assumptions (4)	(B)	(68)	251
Net derivative gain (losses) from economic hedges (5)		132	(271)
Market-related valuation changes to residential MSRs, net of hedge results		64	(20)
Total net servicing income		205	125
Net gains on mortgage loan originations/sales (6)		127	105
Total mortgage banking noninterest income		$332	230
Total changes in residential MSRs carried at fair value	(A)+(B)	$(257)	25
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, other interest costs, and transaction costs associated with sales of residential MSRs.
(2)Estimated future amortization expense for commercial MSRs was $108 million for the remainder of 2025, and $122 million, $100 million, $89 million, $67 million, and $49 million for the years ended December 31, 2026, 2027, 2028, 2029, and 2030, respectively.
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
(6)Includes net gains (losses) of $(12) million and $37 million in first quarter 2025 and 2024, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

84	Wells Fargo & Company

Note 7: Intangible Assets and Other Assets
Intangible assets include MSRs, goodwill, and customer relationship and other intangibles. For additional information on MSRs, see Note 6 (Mortgage Banking Activities). Customer relationship and other intangibles, which are included in other assets on our consolidated balance sheet, had a net carrying value of $65 million and $73 million at March 31, 2025, and December 31, 2024, respectively.

Table 7.1 shows the allocation of goodwill to our reportable operating segments.
Table 7.1: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2024	$16,418	2,925	5,375	344	105	25,167
Divestitures	—	—	(101)	—	—	(101)
March 31, 2025	$16,418	2,925	5,274	344	105	25,066
Table 7.2 presents the components of other assets.
Table 7.2: Other Assets

(in millions)	Mar 31, 2025	Dec 31, 2024
Corporate/bank-owned life insurance (1)	$19,761	19,751
Accounts receivable (2)	28,596	19,608
Interest receivable:
AFS and HTM debt securities	1,537	1,544
Loans	3,270	3,420
Trading and other	1,533	1,371
Operating lease assets (lessor)	5,201	5,286
Operating lease ROU assets (lessee)	3,753	3,850
Other (3)	22,806	18,472
Total other assets	$86,457	73,302
(1)Corporate/bank-owned life insurance is recognized at cash surrender value.
(2)Includes derivatives clearinghouse receivables and trade date receivables.
(3)Includes income tax receivables, prepaid expenses, and physical commodities inventory (recognized at lower of cost or fair value (LOCOM)).

Wells Fargo & Company	85

Note 8: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 8 (Leasing Activity) in our 2024 Form 10-K for additional information about our leasing activities.

As a Lessor
Noninterest income on leases, included in Table 8.1 is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $157 million and $164 million in first quarter 2025 and 2024, respectively.
Table 8.1: Leasing Revenue

	Quarter ended March 31,
(in millions)	2025	2024
Interest income on lease financing	$232	216
Other lease revenue:
Lease financing	25	25
Operating leases	233	248
Other lease-related revenue (1)	14	148
Noninterest income on leases	272	421
Total leasing revenue	$504	637
(1)    Includes net gains or (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Table 8.2 presents balances for our operating leases.
Table 8.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Mar 31, 2025	Dec 31, 2024
ROU assets	$3,753	3,850
Lease liabilities	4,319	4,423
Total lease costs, which are included in occupancy expense, were $310 million and $293 million in first quarter 2025 and 2024, respectively.

86	Wells Fargo & Company

Note 9: Preferred Stock and Common Stock
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

Table 9.1 summarizes information about our preferred stock.
Table 9.1: Preferred Stock

		March 31, 2025				December 31, 2024
(in millions, except shares)	Earliest redemption date	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	Currently redeemable	97,000	96,546	$—	—	97,000	96,546	$—	—
Preferred Stock:
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A	—	4,025,000	3,967,906	3,968	3,200	4,025,000	3,967,906	3,968	3,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A	6/15/2025	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series Y
5.625% Non-Cumulative Perpetual Class A	Currently redeemable	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A	Currently redeemable	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A	12/15/2025	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A	3/15/2026	140,400	140,400	3,510	3,510	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A	3/15/2026	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A	9/15/2026	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
Series EE
7.625% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2028	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Series FF
6.85% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2029	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Total		4,742,300	4,680,752	$19,376	18,608	4,742,300	4,680,752	$19,376	18,608
(1)At the option of the holder, each share of Series L Preferred Stock may be converted at any time into 6.3814 shares of common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments. If converted within 30 days of certain liquidation or change of control events, the holder may receive up to 16.5916 additional shares, or, at our option, receive an equivalent amount of cash in lieu of common stock. We may convert some or all of the Series L Preferred Stock into shares of common stock if the closing price of our common stock exceeds 130 percent of the conversion price of the Series L Preferred Stock for 20 trading days during any period of 30 consecutive trading days. We declared dividends of $74 million on Series L Preferred Stock at both quarters ended March 31, 2025 and 2024.
Table 9.2 presents our common stock shares outstanding.
Table 9.2: Common Stock Shares Outstanding

	Quarter ended March 31,
(in millions)	2025	2024
Balance, beginning of period	3,288.9	3,598.9
Issued	17.3	15.3
Repurchased	(44.5)	(112.5)
Balance, end of period	3,261.7	3,501.7

Wells Fargo & Company	87

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
ADVISORY ACCOUNT CASH SWEEP LITIGATION. Putative class actions have been filed in federal district courts alleging that the Company breached its fiduciary duties or agreements with regard to rates paid to investment advisory clients in its cash sweep program. These actions have been consolidated in the United States District Court for the Northern District of California.

ANTI-MONEY LAUNDERING AND ECONOMIC SANCTIONS RELATED INVESTIGATIONS. Government authorities are conducting inquiries or investigations regarding issues related to the Company’s anti-money laundering and sanctions programs. On September 12, 2024, the Company announced that Wells Fargo Bank, N.A. entered into a formal agreement with the Office of the Comptroller of the Currency (OCC) related to the bank’s anti-money laundering and sanctions risk management practices.

COMPANY 401(K) PLAN LITIGATION. On September 26, 2022, participants in the Company’s 401(k) plan filed a putative class action in the United States District Court for the District of Minnesota alleging that the Company violated the Employee Retirement Income Security Act of 1974 in connection with certain transactions associated with the Employee Stock Ownership Plan feature of the Company’s 401(k) plan, including the manner in which the 401(k) plan purchased certain securities used in connection with the Company’s contributions to the 401(k) plan.
HIRING PRACTICES MATTERS. Government agencies, including the United States Department of Justice and the United States Securities and Exchange Commission (SEC), have undertaken formal or informal inquiries or investigations regarding the Company’s hiring practices related to diversity. The United States Department of Justice and the SEC have since closed their investigations without taking action. A putative securities fraud class action has also been filed in the United States District Court for the Northern District of California alleging that the Company and certain of its executive officers made false or misleading statements about the Company’s hiring practices related to diversity. Allegations related to the Company’s hiring practices related to diversity are also among the subjects of a shareholder derivative lawsuit pending in the United States District Court for the Northern District of California.

HOME MORTGAGE DISCRIMINATION LITIGATION. Plaintiffs representing a class of home mortgage applicants and customers filed putative class actions against Wells Fargo alleging that Wells Fargo’s mortgage lending policies and practices resulted in disparate treatment and disparate impact against minority applicants. These actions have been consolidated in the United States District Court for the Northern District of California.
INTERCHANGE LITIGATION. Plaintiffs representing a class of merchants have filed putative class actions, and individual merchants have filed individual actions, alleging that Visa and Mastercard, as well as certain payment card issuing banks including Wells Fargo, unlawfully colluded to set interchange rates associated with Visa and Mastercard payment card transactions and that enforcement of certain Visa and Mastercard rules and alleged tying and bundling of services offered to merchants were anticompetitive. These actions have been consolidated in the United States District Court for the Eastern District of New York. Wells Fargo, along with other defendants and entities, are parties to loss and judgment sharing agreements, which provide that they, along with other entities, will share, based on a formula, in any losses or judgments from the relevant litigation. In July 2012, Visa, Mastercard, and the financial institution defendants, including Wells Fargo, agreed to pay a total of approximately $6.6 billion in order to settle the consolidated action. Several merchants opted out of the settlement and are pursuing individual actions. In June 2016, the United States Court of Appeals for the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the district court for further proceedings. In November 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties entered into a settlement agreement to resolve the damages class claims pursuant to which defendants agreed to pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining in escrow from the 2012 settlement and $900 million in additional funding. Wells Fargo’s allocated responsibility for the additional funding is approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was affirmed by the Second Circuit on March 15, 2023. On September 27, 2021, the district court granted the plaintiffs’ motion for class certification in the equitable relief case. On March 26, 2024, Visa and Mastercard entered into a settlement agreement to resolve the equitable relief class claims, which was denied by the district court on June 25, 2024. Some of the opt-out and direct-action cases have been settled while others remain pending.
SEMINOLE TRIBE TRUSTEE LITIGATION. The Seminole Tribe of Florida filed a complaint in Florida state court alleging that Wells Fargo, as trustee, charged excess fees in connection with the administration of a minor’s trust and failed to invest the assets of the trust prudently. The complaint was later amended to include three individual current and former beneficiaries as plaintiffs and to remove the Tribe as a party to the case. In March 2025, a trial verdict was entered against Wells Fargo. If post-trial motions are denied, Wells Fargo plans to appeal.

88	Wells Fargo & Company

ZELLE LITIGATION. On December 20, 2024, the Consumer Financial Protection Bureau (CFPB) filed a complaint in the United States District Court for the District of Arizona against multiple financial services companies, including Wells Fargo, regarding fund transfers made through the Zelle Network. On March 4, 2025, the CFPB dismissed its lawsuit with prejudice.

OUTLOOK. As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible losses in excess of the Company’s accrual for probable and estimable losses was approximately $2.0 billion as of March 31, 2025. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Wells Fargo & Company	89

Note 11: Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in qualifying hedge accounting relationships (fair value or cash flow hedges). Our remaining derivatives consist of economic hedges that do not qualify for, or we have elected not to apply, hedge accounting and derivatives held for customer accommodation trading purposes. For additional information on our derivative activities, see Note 14 (Derivatives) in our 2024 Form 10-K.
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
Table 11.1: Notional or Contractual Amounts and Fair Values of Derivatives

	March 31, 2025			December 31, 2024
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$300,490	414	788	294,127	352	863
Commodity contracts	8,005	4	27	4,756	17	10
Foreign exchange contracts	3,368	16	321	3,326	12	370
Total derivatives designated as qualifying hedging instruments		434	1,136		381	1,243
Derivatives not designated as hedging instruments
Interest rate contracts	10,902,433	24,013	25,643	9,510,281	28,463	30,272
Commodity contracts	128,745	4,416	3,194	96,321	2,624	1,623
Equity contracts	550,735	13,547	13,422	487,097	15,201	15,606
Foreign exchange contracts	3,841,779	30,115	32,215	3,506,412	51,944	50,555
Credit contracts	58,699	103	57	47,557	96	50
Total derivatives not designated as hedging instruments		72,194	74,531		98,328	98,106
Total derivatives before netting		72,628	75,667		98,709	99,349
Netting		(54,110)	(64,558)		(78,697)	(83,014)
Total		$18,518	11,109		20,012	16,335
Balance Sheet Offsetting
We execute substantially all of our derivative transactions under master netting arrangements. When legally enforceable, these master netting arrangements give the ability, in the event of default by the counterparty, to liquidate securities held as collateral and to offset receivables and payables with the same counterparty. We reflect all derivative balances and related cash collateral subject to legally enforceable master netting arrangements on a net basis on our consolidated balance sheet. We do not net non-cash collateral that we receive or pledge against derivative balances on our consolidated balance sheet.

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
Table 11.2 provides information on the fair values of derivative assets and liabilities subject to legally enforceable master netting arrangements with the same counterparty, the balance sheet netting adjustments and the resulting net fair value amount recorded on our consolidated balance sheet, as well as the non-cash collateral associated with such arrangements. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 15 (Securities Financing Activities).

90	Wells Fargo & Company

Table 11.2: Offsetting of Derivative Assets and Liabilities

	March 31, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$22,936	24,336	26,350	27,786
OTC cleared	378	406	961	1,126
Exchange traded	266	211	178	121
Total interest rate contracts	23,580	24,953	27,489	29,033
Commodity contracts
OTC	3,520	2,353	1,936	1,121
Exchange traded	323	671	301	327
Total commodity contracts	3,843	3,024	2,237	1,448
Equity contracts
OTC	5,508	7,900	6,139	9,977
Exchange traded	6,563	4,716	7,195	4,271
Total equity contracts	12,071	12,616	13,334	14,248
Foreign exchange contracts
OTC	29,868	32,356	51,541	50,654
Total foreign exchange contracts	29,868	32,356	51,541	50,654
Credit contracts
OTC	95	50	91	46
Total credit contracts	95	50	91	46
Total derivatives subject to enforceable master netting arrangements, gross	69,457	72,999	94,692	95,429
Less: Gross amounts offset
Counterparty netting (1)	(50,002)	(49,806)	(69,080)	(68,945)
Cash collateral netting	(4,108)	(14,752)	(9,617)	(14,069)
Total derivatives subject to enforceable master netting arrangements, net	15,347	8,441	15,995	12,415
Derivatives not subject to enforceable master netting arrangements	3,171	2,668	4,017	3,920
Total derivatives recognized in consolidated balance sheet, net	18,518	11,109	20,012	16,335
Non-cash collateral	(3,841)	(1,441)	(4,024)	(2,853)
Total derivatives, net	$14,677	9,668	15,988	13,482
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset in our consolidated balance sheet, including portfolio level valuation adjustments related to customer accommodation and other trading derivatives. These valuation adjustments were primarily related to interest rate and foreign exchange contracts. Table 11.7 and Table 11.8 present information related to derivative valuation adjustments.
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

We estimate $451 million pre-tax of deferred net losses related to cash flow hedges in OCI at March 31, 2025, will be reclassified into net interest income during the next twelve months. For cash flow hedges as of March 31, 2025, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of approximately 7 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2024 Form 10-K.

Wells Fargo & Company	91

Note 11: Derivatives (continued)

Table 11.3 and Table 11.4 show the net gains (losses) related to derivatives in cash flow and fair value hedging relationships, respectively.
Table 11.3: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Other interest income	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income	$13,357	2,645	(2,582)	N/A	593
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(85)	(55)	—	(140)	140
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	444
Total gains (losses) (pre-tax) on interest rate contracts	(85)	(55)	—	(140)	584
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	2
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(85)	(55)	(2)	(142)	586
Quarter ended March 31, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$14,713	3,601	(3,349)	N/A	(660)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(97)	(145)	—	(242)	242
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(907)
Total gains (losses) (pre-tax) on interest rate contracts	(97)	(145)	—	(242)	(665)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1)
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	1
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(97)	(145)	(2)	(244)	(664)

92	Wells Fargo & Company

Table 11.4: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income		Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Net gains from trading and securities	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,707	(5,209)	(2,582)	883	813	N/A	593
Interest contracts
Amounts related to cash flows on derivatives	64	25	(536)	—	—	(447)	N/A
Recognized on derivatives	(572)	41	2,044	—	—	1,513	—
Recognized on hedged items	568	(42)	(2,055)	—	—	(1,529)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	60	24	(547)	—	—	(463)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(18)	—	—	(18)	N/A
Recognized on derivatives	—	—	(1)	36	—	35	7
Recognized on hedged items	—	—	(5)	(36)	—	(41)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(24)	—	—	(24)	7
Commodity contracts
Recognized on derivatives	—	—	—	—	(1,338)	(1,338)	—
Recognized on hedged items	—	—	—	—	1,349	1,349	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	11	11	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$60	24	(571)	—	11	(476)	7
Quarter ended March 31, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,262	(5,811)	(3,349)	1,447	717	N/A	(660)
Interest contracts
Amounts related to cash flows on derivatives	269	(132)	(1,011)	—	—	(874)	N/A
Recognized on derivatives	576	(298)	(2,515)	—	—	(2,237)	—
Recognized on hedged items	(572)	294	2,509	—	—	2,231	N/A
Total gains (losses) (pre-tax) on interest rate contracts	273	(136)	(1,017)	—	—	(880)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(29)	—	—	(29)	N/A
Recognized on derivatives	—	—	(7)	(100)	—	(107)	4
Recognized on hedged items	—	—	7	100	—	107	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(29)	—	—	(29)	4
Commodity contracts
Recognized on derivatives	—	—	—	—	(69)	(69)	—
Recognized on hedged items	—	—	—	—	77	77	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	8	8	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$273	(136)	(1,046)	—	8	(901)	4

Wells Fargo & Company	93

Note 11: Derivatives (continued)

Table 11.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.
Table 11.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (2)	Hedge accounting basis adjustment assets/(liabilities)
March 31, 2025
Available-for-sale debt securities (4)(5)	$47,521	(952)	10,014	284
Other assets (6)	9,747	977	—	—
Interest-bearing deposits	(43,952)	(98)	—	—
Long-term debt	(154,333)	10,772	—	—
December 31, 2024
Available-for-sale debt securities (4)(5)	$37,410	(1,546)	10,778	312
Other assets (6)	4,787	100	—	—
Interest-bearing deposits	(54,084)	(56)	—	—
Long-term debt	(151,743)	12,858	—	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $271 million and $260 million for AFS debt securities where only foreign currency risk is the designated hedged risk as of March 31, 2025, and December 31, 2024, respectively.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $538 million and $566 million of long-term debt cumulative basis adjustments as of March 31, 2025, and December 31, 2024, respectively, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Carrying amount represents the amortized cost.
(5)At March 31, 2025, and December 31, 2024, the amortized cost of closed portfolios of AFS debt securities using the portfolio layer method was $24.7 billion and $18.6 billion, respectively, of which $13.5 billion and $9.0 billion was designated as hedged, respectively. The balance includes cumulative basis adjustments of $59 million and $(43) million as of March 31, 2025, and December 31, 2024, respectively, related to certain AFS debt securities designated as the hedged item in a fair value hedge using the portfolio layer method.
(6)Other assets consists of hedged physical commodity inventory.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedging instruments include economic hedges and derivatives entered into for customer accommodation trading purposes.

Economic hedge derivatives do not qualify for, or we have elected not to apply, hedge accounting. We use economic hedge derivatives to manage our non-trading exposures to interest rate risk, equity price risk, foreign currency risk, and credit risk.
For additional information on other derivatives, see Note 14 (Derivatives) in our 2024 Form 10-K.

Table 11.6 shows the net gains (losses) related to economic hedge derivatives. Gains (losses) on customer accommodation trading derivatives are excluded from Table 11.6. For additional information, see Note 2 (Trading Activities).
Table 11.6: Gains (Losses) on Economic Hedge Derivatives

	Quarter ended March 31,
(in millions)	2025	2024
Interest rate contracts (1)	$223	(297)
Equity contracts (2)	(232)	47
Foreign exchange contracts (3)	(284)	152
Credit contracts (4)	(5)	8
Net gains (losses) recognized related to economic hedge derivatives	$(298)	(90)
(1)Derivative gains and (losses) related to mortgage banking activities were recorded in mortgage banking noninterest income. These activities include hedges of residential MSRs, residential mortgage LHFS, derivative loan commitments, and other interests held. For additional information on our mortgage banking interest rate contracts, see Note 6 (Mortgage Banking Activities). Other derivative gains and (losses) not related to mortgage banking were recorded in other noninterest income.
(2)Includes derivative gains and (losses) used to economically hedge the deferred compensation plan liabilities, which were recorded in personnel noninterest expense, and derivative instruments related to our previous sales of shares of Visa Inc. Class B common stock, which were recorded in other noninterest income.
(3)Includes derivatives used to mitigate foreign exchange risk of specified foreign currency-denominated assets and liabilities. Gains and (losses) were recorded in net gains from trading and securities within noninterest income.
(4)Includes credit derivatives used to mitigate credit risk associated with loans. Gains and (losses) were recorded in other noninterest income.

94	Wells Fargo & Company

DERIVATIVE VALUATION ADJUSTMENTS. We incorporate certain adjustments in determining the fair value of our derivatives, including credit valuation adjustments (CVA) to reflect counterparty credit risk related to derivative assets, debit valuation adjustments (DVA) to reflect Wells Fargo’s own credit risk related to derivative liabilities, and funding valuation adjustments (FVA) to reflect the funding cost of uncollateralized or partially collateralized derivative assets and liabilities. CVA, which considers the effects of enforceable master netting agreements and collateral arrangements, reflects market-based views of the credit quality of each counterparty. We estimate CVA based on observed credits spreads in the credit default swap market and indices indicative of the credit quality of the counterparties to our derivatives.

Table 11.7 presents the impact of derivative valuation adjustments (excluding the effect of any related hedges), which are included in net gains (losses) from trading and securities on the consolidated statement of income. For additional information, see Note 2 (Trading Activities).
Table 11.7: Net Gains (Losses) from Derivative Valuation Adjustments

	Quarter ended March 31,
(in millions)	2025	2024
CVA	$(23)	52
DVA	(18)	(21)
FVA	(21)	—
Total	$(62)	31
Table 11.8 presents the impact of derivative valuation adjustments on derivative fair values.
Table 11.8: Derivative Valuation Adjustments

	Contra Liability (Contra Asset)
(in millions)	Mar 31, 2025	Dec 31, 2024
CVA	$(298)	(275)
DVA	208	226
FVA, net	(106)	(85)
Total derivative valuation adjustments	$(196)	(134)
Sold Credit Derivatives
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

Table 11.9 provides details of sold credit derivatives.
Table 11.9: Sold Credit Derivatives

	Notional amount
(in millions)	Protection sold	Protection sold – non-investment grade
March 31, 2025
Credit default swaps	$14,138	1,270
Risk participation swaps	5,765	3,655
Total credit derivatives	$19,903	4,925
December 31, 2024
Credit default swaps	$10,516	684
Risk participation swaps	6,007	3,779
Total credit derivatives	$16,523	4,463
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

Our maximum exposure to sold credit derivatives is managed through posted collateral, which may include cash and non-cash collateral, and purchased credit derivatives with identical or similar reference positions in order to achieve our desired credit risk profile. Our credit risk management approach is designed to provide the ability to recover amounts that would be paid under sold credit derivatives.
Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. Table 11.10 illustrates our exposure to OTC bilateral derivative contracts with credit-risk contingent features, collateral we have posted, and the additional collateral we would be required to post if the credit rating of our debt was downgraded below investment grade.
Table 11.10: Credit-Risk Contingent Features

(in billions)	Mar 31, 2025	Dec 31, 2024
Net derivative liabilities with credit-risk contingent features	$24.3	23.8
Collateral posted	21.6	19.8
Additional collateral to be posted upon a below investment grade credit rating (1)	2.7	4.1
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

Wells Fargo & Company	95

Note 12: Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to fulfill fair value disclosure requirements. Assets and liabilities recorded at fair value on a recurring basis, such as derivatives, residential MSRs, and trading or AFS debt securities, are presented in Table 12.1 in this Note. Additionally, from time to time, we record fair value adjustments on a nonrecurring basis. These nonrecurring adjustments typically involve application of an accounting method such as lower of cost or fair value (LOCOM) and the measurement alternative, or write-downs of individual assets. Assets recorded at fair value on a nonrecurring basis are presented in Table 12.4 in this Note. We provide in Table 12.9 estimates of fair value for financial instruments that are not recorded at fair value, such as loans and debt liabilities carried at amortized cost.

See Note 1 (Summary of Significant Accounting Policies) in our 2024 Form 10-K for a discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis, see Note 15 (Fair Value Measurements) in our 2024 Form 10-K.
FAIR VALUE HIERARCHY We classify our assets and liabilities recorded at fair value as either Level 1, 2, or 3 in the fair value hierarchy. The highest priority (Level 1) is assigned to valuations based on unadjusted quoted prices in active markets and the lowest priority (Level 3) is assigned to valuations that include one or more significant unobservable inputs. See Note 1 (Summary of Significant Accounting Policies) in our 2024 Form 10-K for a detailed description of the fair value hierarchy.

In the determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market liquidity and orderliness of transactions, and our understanding of the valuation techniques and significant inputs used. This determination is ultimately based upon the specific facts and circumstances of each instrument or instrument category and judgments are made regarding the significance of the unobservable inputs to the instruments’ fair value measurement in its entirety. If one or more unobservable inputs is considered significant, the instrument is classified as Level 3.

We do not classify nonmarketable equity securities in the fair value hierarchy if we use the non-published net asset value (NAV) per share (or its equivalent) as a practical expedient to measure fair value. Marketable equity securities with published NAVs are classified in the fair value hierarchy.

96	Wells Fargo & Company

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 12.1: Fair Value on a Recurring Basis

	March 31, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$40,878	2,725	—	43,603	38,320	3,829	—	42,149
Collateralized loan obligations	—	787	82	869	—	847	80	927
Corporate debt securities	—	19,371	39	19,410	—	17,341	45	17,386
Federal agency mortgage-backed securities	—	51,142	—	51,142	—	52,908	—	52,908
Non-agency mortgage-backed securities	—	1,567	5	1,572	—	1,702	1	1,703
Other debt securities	—	8,441	—	8,441	—	6,132	—	6,132
Total trading debt securities	40,878	84,033	126	125,037	38,320	82,759	126	121,205
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	25,790	—	—	25,790	23,285	—	—	23,285
Securities of U.S. states and political subdivisions	—	11,522	17	11,539	—	12,018	17	12,035
Federal agency mortgage-backed securities	—	134,088	—	134,088	—	123,029	—	123,029
Non-agency mortgage-backed securities	—	1,736	2	1,738	—	1,804	2	1,806
Collateralized loan obligations	—	2,475	—	2,475	—	2,202	—	2,202
Other debt securities	—	407	192	599	—	424	197	621
Total available-for-sale debt securities	25,790	150,228	211	176,229	23,285	139,477	216	162,978
Loans held for sale	—	4,159	151	4,310	—	4,533	180	4,713
Mortgage servicing rights (residential)	—	—	6,536	6,536	—	—	6,844	6,844
Derivative assets (gross):
Interest rate contracts	266	23,351	810	24,427	178	28,070	567	28,815
Commodity contracts	—	4,371	49	4,420	—	2,602	39	2,641
Equity contracts	44	13,277	226	13,547	19	15,074	108	15,201
Foreign exchange contracts	—	30,099	32	30,131	—	51,913	43	51,956
Credit contracts	—	96	7	103	—	90	6	96
Total derivative assets (gross)	310	71,194	1,124	72,628	197	97,749	763	98,709
Equity securities	20,124	5,924	66	26,114	16,931	5,344	47	22,322
Other assets	—	—	100	100	—	—	168	168
Total assets prior to derivative netting	$87,102	315,538	8,314	410,954	78,733	329,862	8,344	416,939
Derivative netting (1)				(54,110)				(78,697)
Total assets after derivative netting				$356,844				338,242
Derivative liabilities (gross):
Interest rate contracts	$(211)	(23,080)	(3,140)	(26,431)	(121)	(26,844)	(4,170)	(31,135)
Commodity contracts	—	(3,044)	(177)	(3,221)	—	(1,558)	(75)	(1,633)
Equity contracts	(20)	(12,052)	(1,350)	(13,422)	(4)	(14,327)	(1,275)	(15,606)
Foreign exchange contracts	—	(32,531)	(5)	(32,536)	—	(50,886)	(39)	(50,925)
Credit contracts	—	(55)	(2)	(57)	—	(43)	(7)	(50)
Total derivative liabilities (gross)	(231)	(70,762)	(4,674)	(75,667)	(125)	(93,658)	(5,566)	(99,349)
Short-sale and other liabilities	(25,570)	(8,462)	(61)	(34,093)	(21,835)	(6,909)	(52)	(28,796)
Interest-bearing deposits	—	(173)	—	(173)	—	(318)	—	(318)
Long-term debt	—	(4,069)	—	(4,069)	—	(3,495)	—	(3,495)
Total liabilities prior to derivative netting	$(25,801)	(83,466)	(4,735)	(114,002)	(21,960)	(104,380)	(5,618)	(131,958)
Derivative netting (1)				64,558				83,014
Total liabilities after derivative netting				$(49,444)				(48,944)
(1)Represents balance sheet netting of derivative asset and liability balances, related cash collateral, and portfolio level valuation adjustments. See Note 11 (Derivatives) for additional information.

Wells Fargo & Company	97

Note 12: Fair Value Measurements (continued)
Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.
Table 12.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended March 31, 2025
Trading debt securities	$126	(7)	11	(7)	(3)	9	(3)	126	(7)	(6)
Available-for-sale debt securities	216	1	3	—	(9)	—	—	211	—	(6)
Loans held for sale	180	1	7	—	(10)	24	(51)	151	1	(7)
Mortgage servicing rights (residential) (8)	6,844	(257)	25	(76)	—	—	—	6,536	(68)	(7)
Net derivative assets and liabilities:
Interest rate contracts	(3,603)	868	—	—	405	—	—	(2,330)	1,210
Equity contracts	(1,167)	54	—	—	120	(140)	9	(1,124)	110
Other derivative contracts	(33)	83	2	—	(148)	—	—	(96)	(64)
Total derivative contracts	(4,803)	1,005	2	—	377	(140)	9	(3,550)	1,256	(9)
Equity securities	47	3	40	(22)	—	—	(2)	66	2	(6)
Other assets and liabilities	116	(77)	—	—	—	—	—	39	(77)	(10)
Quarter ended March 31, 2024
Trading debt securities	$157	—	46	(79)	(2)	14	(13)	123	1	(6)
Available-for-sale debt securities	221	(2)	5	—	(3)	—	(28)	193	(2)	(6)
Loans held for sale	448	(2)	71	(19)	(47)	34	(163)	322	(2)	(7)
Mortgage servicing rights (residential) (8)	7,468	25	19	(263)	—	—	—	7,249	251	(7)
Net derivative assets and liabilities:
Interest rate contracts	(3,567)	(1,872)	—	—	714	—	—	(4,725)	(1,199)
Equity contracts	(1,474)	(263)	—	—	155	(45)	28	(1,599)	(128)
Other derivative contracts	43	25	—	(1)	(73)	—	—	(6)	(60)
Total derivative contracts	(4,998)	(2,110)	—	(1)	796	(45)	28	(6,330)	(1,387)	(9)
Equity securities	43	3	8	(5)	—	—	—	49	3	(6)
Other assets and liabilities	(34)	142	—	(1)	—	—	—	107	142	(10)
(1)All amounts represent net gains (losses) included in net income except for AFS debt securities and other assets and liabilities which also included net gains (losses) in other comprehensive income. Net gains (losses) included in other comprehensive income for AFS debt securities were $0 for both first quarter 2025 and 2024. Net gains (losses) included in other comprehensive income for other assets and liabilities were $1 million and $(2) million for first quarter 2025 and 2024, respectively.
(2)Includes originations of mortgage servicing rights and loans held for sale.
(3)All assets and liabilities transferred into Level 3 were previously classified within Level 2.
(4)All assets and liabilities transferred out of Level 3 are classified as Level 2.
(5)All amounts represent net unrealized gains (losses) related to assets and liabilities held at period end included in net income except for AFS debt securities and other assets and liabilities which also included net unrealized gains (losses) related to assets and liabilities held at period end in other comprehensive income. Net unrealized gains (losses) included in other comprehensive income for AFS debt securities were $0 for both first quarter 2025 and 2024. Net unrealized gains (losses) included in other comprehensive income for other assets and liabilities were $1 million and $(2) million for first quarter 2025 and 2024, respectively.
(6)Included in net gains from trading and securities on our consolidated statement of income.
(7)Included in mortgage banking income on our consolidated statement of income.
(8)For additional information on the changes in mortgage servicing rights, see Note 6 (Mortgage Banking Activities).
(9)Included in mortgage banking income, net gains from trading and securities, and other noninterest income on our consolidated statement of income.
(10)Included in other noninterest income on our consolidated statement of income.

98	Wells Fargo & Company

Table 12.3 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value on a recurring basis.
Weighted averages of inputs are calculated using outstanding unpaid principal balances of loans serviced for residential MSRs and notional amounts for derivative instruments.
Table 12.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3	Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
March 31, 2025
Mortgage servicing rights (residential)	$6,536	Discounted cash flow	Cost to service per loan (1)	$60	-	445		102
			Discount rate	9.0	-	15.2%		9.8
			Prepayment rate (2)	6.9	-	20.6		8.2
Net derivative assets and (liabilities):
Interest rate contracts	(2,320)	Discounted cash flow	Discount rate	3.7	-	3.8		3.7
	(10)	Discounted cash flow	Default rate	0.4	-	2.2		0.8
			Loss severity	50.0	-	50.0		50.0
Equity contracts	(755)	Discounted cash flow	Conversion factor	(1.3)	-	0.0%		(0.7)
			Weighted average life	0.8	-	3.8	yrs	1.8
	(369)	Option model	Correlation factor	(70.0)	-	98.9%		60.9
			Volatility factor	3.5	-	120.0		40.0
December 31, 2024
Mortgage servicing rights (residential)	$6,844	Discounted cash flow	Cost to service per loan (1)	$60	-	451		103
			Discount rate	9.2	-	15.5%		10.1
			Prepayment rate (2)	6.8	-	19.4		8.1
Net derivative assets and (liabilities):
Interest rate contracts	(3,588)	Discounted cash flow	Discount rate	4.1	-	4.2		4.1
	(15)	Discounted cash flow	Default rate	0.4	-	1.1		0.5
			Loss severity	50.0	-	50.0		50.0
Equity contracts	(758)	Discounted cash flow	Conversion factor	(1.4)	-	0.0%		(0.7)
			Weighted average life	1.0	-	4.0	yrs	2.0
	(409)	Option model	Correlation factor	(70.0)	-	98.9%		65.3
			Volatility factor	6.5	-	138.0		41.1
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans, the range is $60 - $160 at March 31, 2025, and $60 - $162 at December 31, 2024.
(2)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
For additional information on the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities, including how changes in these inputs affect fair value estimates, see Note 15 (Fair Value Measurements) in our 2024 Form 10-K.

Wells Fargo & Company	99

Note 12: Fair Value Measurements (continued)
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from write-downs of individual assets or the application of an accounting method such as LOCOM and the measurement alternative.
Table 12.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of March 31, 2025, and December 31, 2024, and for which a nonrecurring fair value adjustment was recorded during the quarter ended March 31, 2025, and the year ended December 31, 2024.
Table 12.4: Fair Value on a Nonrecurring Basis

	March 31, 2025			December 31, 2024
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$641	254	895	841	287	1,128
Loans:
Commercial	617	—	617	1,376	—	1,376
Consumer	32	—	32	91	—	91
Total loans	649	—	649	1,467	—	1,467
Equity securities	359	1,242	1,601	1,451	2,570	4,021
Other assets	9,830	1	9,831	4,959	9	4,968
Total assets at fair value on a nonrecurring basis	$11,479	1,497	12,976	8,718	2,866	11,584
(1)Consists of commercial mortgages and residential mortgage – first lien loans.
Table 12.5 presents the gains (losses) on all assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 12.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustments

	Quarter ended March 31,
(in millions)	2025	2024
Loans held for sale	$12	(7)
Loans:
Commercial	(143)	(226)
Consumer	(120)	(175)
Total loans	(263)	(401)
Equity securities (1)	(177)	(71)
Other assets (2)	1,348	83
Total	$920	(396)
(1)Includes impairment of equity securities and observable price changes related to equity securities accounted for under the measurement alternative.
(2)Includes impairment of operating lease ROU assets, valuation of physical commodities inventory, and valuation losses on foreclosed real estate, and other collateral owned.
Table 12.6 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets that are measured at fair value on a nonrecurring basis. Weighted averages of inputs for equity securities are calculated using carrying value prior to the nonrecurring fair value measurement.
Table 12.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)	Range of Inputs Positive (Negative)			Weighted Average
March 31, 2025
Equity securities	$122	Market comparable pricing	Comparability adjustment	(100.0)	-	(7.0)%	(44.4)
	1,120	Market comparable pricing	Multiples	0.9x	-	27.5x	9.8x
December 31, 2024
Equity securities	1,309	Market comparable pricing	Comparability adjustment	(100.0)	-	2.3%	(36.1)
	1,261	Market comparable pricing	Multiples	0.9x	-	8.9x	2.9x
(1)See Note 15 (Fair Value Measurements) in our 2024 Form 10-K for additional information on the valuation technique(s) and significant unobservable inputs used in the valuation of Level 3 assets.

100	Wells Fargo & Company

Fair Value Option
The fair value option is an irrevocable election, generally only permitted upon initial recognition of financial assets or liabilities, to measure eligible financial instruments at fair value with changes in fair value reflected in earnings. We may elect the fair value option to align the measurement model with how the financial assets or liabilities are managed or to reduce complexity or accounting asymmetry. Following is a discussion of the portfolios for which we elected the fair value option. For additional information, including the basis for our fair value option elections, see Note 15 (Fair Value Measurements) in our 2024 Form 10-K.

Table 12.7 reflects differences between the fair value carrying amount of the assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.
Table 12.7: Fair Value Option

	March 31, 2025			December 31, 2024
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale (1)	$4,310	4,416	(106)	4,713	4,864	(151)
Interest-bearing deposits	(173)	(173)	—	(318)	(317)	(1)
Long-term debt (2)	(4,069)	(4,680)	611	(3,495)	(4,118)	623
(1)Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at March 31, 2025, and December 31, 2024.
(2)Includes zero coupon notes for which the aggregate unpaid principal amount reflects the contractual principal due at maturity.
Table 12.8 reflects amounts included in earnings related to initial measurement and subsequent changes in fair value, by income statement line item, for assets and liabilities for which the fair value option was elected. Amounts recorded in net interest income are excluded from the table below.

Table 12.8: Gains (Losses) on Changes in Fair Value Included in Earnings

	2025			2024
(in millions)	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income
Quarter ended March 31,
Loans held for sale	$21	(3)	—	23	18	—
Interest-bearing deposits	—	—	—	—	2	—
Long-term debt	—	(26)	—	—	41	—
For performing loans, instrument-specific credit risk gains or losses are derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. For LHFS accounted for under the fair value option, instrument-specific credit gains or losses were insignificant during the first quarter of both 2025 and 2024.
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

Wells Fargo & Company	101

Note 12: Fair Value Measurements (continued)
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

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 12.9. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $621 million and $546 million at March 31, 2025, and December 31, 2024, respectively.

The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.
Table 12.9: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
March 31, 2025
Financial assets
Cash and due from banks (1)	$35,256	35,256	—	—	35,256
Interest-earning deposits with banks (1)	142,309	141,984	325	—	142,309
Federal funds sold and securities purchased under resale agreements (1)	126,830	—	126,830	—	126,830
Held-to-maturity debt securities	227,227	2,086	184,308	3,118	189,512
Loans held for sale	2,121	—	1,836	321	2,157
Loans, net (2)	883,916	—	2,496	850,869	853,365
Equity securities (cost method)	3,603	—	—	3,692	3,692
Total financial assets	$1,421,262	179,326	315,795	858,000	1,353,121
Financial liabilities
Deposits (3)	$126,839	—	50,196	76,029	126,225
Short-term borrowings	139,513	—	139,529	—	139,529
Long-term debt (4)	169,576	—	171,094	2,261	173,355
Total financial liabilities	$435,928	—	360,819	78,290	439,109
December 31, 2024
Financial assets
Cash and due from banks (1)	$37,080	37,080	—	—	37,080
Interest-earning deposits with banks (1)	166,281	165,903	378	—	166,281
Federal funds sold and securities purchased under resale agreements (1)	105,330	—	105,330	—	105,330
Held-to-maturity debt securities	234,948	2,015	188,756	3,008	193,779
Loans held for sale	1,547	—	1,216	384	1,600
Loans, net (2)	882,361	—	3,211	845,016	848,227
Equity securities (cost method)	3,782	—	—	3,868	3,868
Total financial assets	$1,431,329	204,998	298,891	852,276	1,356,165
Financial liabilities
Deposits (3)	$139,547	—	63,497	75,692	139,189
Short-term borrowings	108,540	—	108,547	—	108,547
Long-term debt (4)	169,567	—	171,747	2,334	174,081
Total financial liabilities	$417,654	—	343,791	78,026	421,817
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing, net of allowance for credit losses, of $15.9 billion and $16.2 billion at March 31, 2025, and December 31, 2024, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.2 trillion at both March 31, 2025, and December 31, 2024.
(4)Excludes obligations under finance leases of $15 million and $16 million at March 31, 2025, and December 31, 2024, respectively.

102	Wells Fargo & Company

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

MORTGAGE LOANS SOLD TO GOVERNMENT SPONSORED ENTERPRISES AND TRANSACTIONS WITH GINNIE MAE. In the normal course of business we sell residential and commercial mortgage loans to GSEs. These loans are generally transferred into securitizations sponsored by the GSEs, which provide certain credit guarantees to investors and servicers. We also transfer mortgage loans into securitization pools pursuant to Government National Mortgage Association (GNMA) guidelines which are insured by the FHA or guaranteed by the VA. Mortgage loans eligible for securitization with the GSEs or GNMA are considered conforming loans. The GSEs or GNMA design the structure of these securitizations, sponsor the involved VIEs, and have power over the activities most significant to the VIE.

We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from certain loan securitizations, which becomes exercisable based on delinquency status such as when three scheduled loan payments are past due. When we have the unilateral option to repurchase a loan, we recognize the loan and a corresponding liability on our balance sheet regardless of our intent to repurchase the loan, and the loans remain pledged to the securitization. At both March 31, 2025, and December 31, 2024, we recorded assets and related liabilities of $1.5 billion, where we did not exercise our option to repurchase eligible loans. We repurchased loans of $97 million and $90 million during the first quarter of 2025 and 2024, respectively.

Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties as well as other recourse arrangements. At March 31, 2025, and December 31, 2024, our liability for these repurchase and recourse arrangements was $189 million and $188 million, respectively, and the maximum exposure to loss was $13.5 billion and $13.7 billion at March 31, 2025, and December 31, 2024, respectively.

Substantially all residential servicing activity is related to assets transferred to GSE and GNMA securitizations. See Note 6 (Mortgage Banking Activities) for additional information about residential and commercial servicing rights, advances and servicing fees.

NONCONFORMING MORTGAGE LOAN SECURITIZATIONS. In the normal course of business, we sell nonconforming mortgage loans in securitization transactions that we design and sponsor. Nonconforming mortgage loan securitizations do not involve a government credit guarantee, and accordingly, beneficial interest holders are subject to credit risk of the underlying assets held by the securitization VIE. We typically originate the transferred loans and account for the transfers as sales. We also typically retain the right to service the loans and may hold other beneficial interests issued by the VIE, such as debt securities held for investment purposes. We do not consolidate the VIE because the most significant decisions impacting the performance of the VIE are generally made by the special servicer or the controlling class security holder. For our residential nonconforming mortgage loan securitizations accounted for as sales, we either do not hold variable interests that we consider potentially significant or are not the primary servicer for a majority of the VIE assets.

WHOLE LOAN SALE TRANSACTIONS. We may also sell whole loans to VIEs where we have continuing involvement in the form of financing. We account for these transfers as sales, and do not consolidate the VIEs as we do not have the power to direct the most significant activities of the VIEs.

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

Wells Fargo & Company	103

Note 13: Securitizations and Variable Interest Entities (continued)
include both transactions with the GSEs or GNMA and nonconforming transactions. These commercial mortgage loans are carried at the lower of cost or market, and we recognize gains on such transfers when the market value is greater than the carrying value of the loan when it is sold.
Table 13.1: Transfers with Continuing Involvement

	2025		2024
(in millions)	Residential mortgages	Commercial mortgages (1)	Residential mortgages	Commercial mortgages (1)
Quarter ended March 31,
Assets sold	$1,882	675	1,684	1,549
Proceeds from transfer (2)	1,882	686	1,684	1,570
Net gains (losses) on sale	—	11	—	21

Continuing involvement (3):
Servicing rights recognized	$24	11	16	10
Securities recognized (4)	—	—	—	—
(1)In first quarter 2025, we sold the non-agency portion of our commercial mortgage third-party servicing business.
(2)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(3)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(4)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $531 million and $642 million during the quarters ended March 31, 2025 and 2024, respectively.
In the normal course of business, we purchase certain non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We may also provide seller financing in the form of loans. During the quarters ended March 31, 2025 and 2024, for VIEs with significant continuing involvement, we received cash flows of $6 million and $158 million, respectively, related to principal and interest payments on these securities and loans. These amounts exclude cash flows related to trading activities.

Table 13.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.
Table 13.2: Residential MSRs – Assumptions at Securitization Date

	2025	2024
Quarter ended March 31,
Prepayment rate (1)	14.3%	17.3
Discount rate	10.4	10.3
Cost to service ($ per loan)	$62	265
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
See Note 12 (Fair Value Measurements) and Note 6 (Mortgage Banking Activities) for additional information on key assumptions for residential MSRs.
RESECURITIZATION ACTIVITIES. We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or guaranteed by GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. During the quarters ended March 31, 2025 and 2024, we transferred trading debt securities of $4.9 billion and $2.7 billion, respectively, to resecuritization VIEs, and retained trading debt securities of $575 million and $229 million, respectively. These amounts are not included in Table 13.1. As of March 31, 2025, and December 31, 2024, we held $1.1 billion and $819 million of trading debt securities, respectively. Total resecuritization VIE assets, to which we sold assets and hold an interest, were $49.8 billion and $44.1 billion at March 31, 2025, and December 31, 2024, respectively.

104	Wells Fargo & Company

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
Table 13.3 excludes mortgage loans sold to and held or securitized by GSEs or GNMA of $527.7 billion and $528.1 billion at March 31, 2025, and December 31, 2024, respectively, due to guarantees provided by GSEs and the FHA and VA, which limit our credit risk associated with such securitizations. Delinquent loans and foreclosed assets related to loans sold to and held or securitized by GSEs and GNMA were $2.2 billion and $2.4 billion at March 31, 2025, and December 31, 2024, respectively.
Table 13.3: Sold or Securitized Loans Serviced for Others

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Quarter ended March 31,
(in millions)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	2025	2024
Commercial (2)	$—	72,468	—	1,467	—	5
Residential	7,201	7,362	333	340	1	2
Total off-balance sheet sold or securitized loans	$7,201	79,830	333	1,807	1	7
(1)Includes $0 million and $258 million of commercial foreclosed assets and $24 million and $18 million of residential foreclosed assets at March 31, 2025, and December 31, 2024, respectively.
(2)In first quarter 2025, we sold the non-agency portion of our commercial mortgage third-party servicing business.
Transactions with Unconsolidated VIEs
MORTGAGE LOAN SECURITIZATIONS. Table 13.4 includes nonconforming mortgage loan securitizations where we originate and transfer the loans to the unconsolidated securitization VIEs that we sponsor. For additional information about these VIEs, see the “Loan Sales and Securitization Activity” section within this Note.

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
COMMERCIAL REAL ESTATE LOANS. We may transfer purchased industrial development bonds and GSE credit enhancements to VIEs in exchange for beneficial interests. We may also acquire such beneficial interests in transactions where we do not act as a transferor. We own all of the beneficial interests and may also service the underlying mortgages that serve as collateral to the bonds. The GSEs have the power to direct the servicing and workout activities of the VIE in the event of a default, therefore we do not have control over the key decisions of the VIEs.

OTHER VIE STRUCTURES.  We engage in various forms of structured finance arrangements with other VIEs, including asset-backed finance structures. Collateral may include rental properties and mortgage loans. We may participate in structuring or marketing the arrangements as well as provide financing, service one or more of the underlying assets, or enter into derivatives with the VIEs. We may also receive fees for those services. We are not the primary beneficiary of these structures because we do not have power to direct the most significant activities of the VIEs.

Wells Fargo & Company	105

Note 13: Securitizations and Variable Interest Entities (continued)
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
Table 13.4: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	All other assets (2)	Debt and other liabilities	Net assets
March 31, 2025
Nonconforming mortgage loan securitizations (3)	$6,094	—	304	51	—	355
Commercial real estate loans	5,031	5,018	—	13	—	5,031
Other	1,060	—	—	11	—	11
Total	$12,185	5,018	304	75	—	5,397
		Maximum exposure to loss
		Loans	Debt securities (1)	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations (3)		$—	304	51	—	355
Commercial real estate loans		5,018	—	13	693	5,724
Other		—	—	11	157	168
Total		$5,018	304	75	850	6,247
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	All other assets (2)	Debt and other liabilities	Net assets
December 31, 2024
Nonconforming mortgage loan securitizations (3)	$165,218	—	2,203	512	(4)	2,711
Commercial real estate loans	5,289	5,275	—	14	—	5,289
Other	1,186	67	—	10	—	77
Total	$171,693	5,342	2,203	536	(4)	8,077
		Maximum exposure to loss
		Loans	Debt securities (1)	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations (3)		$—	2,203	512	4	2,719
Commercial real estate loans		5,275	—	14	695	5,984
Other		67	—	10	157	234
Total		$5,342	2,203	536	856	8,937
(1)Includes $3 million and $298 million of securities classified as trading at March 31, 2025, and December 31, 2024, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets. Other assets at December 31, 2024, were predominantly servicer advances.
(3)In first quarter 2025, we sold the non-agency portion of our commercial mortgage third-party servicing business. As a result, we no longer have continuing involvement in the form of servicing.

106	Wells Fargo & Company

INVOLVEMENT WITH TAX CREDIT VIES. In addition to the unconsolidated VIEs in Table 13.4, we may invest in or provide funding to affordable housing, renewable energy or similar projects that are designed to generate a return primarily through the realization of federal income tax credits and other income tax benefits. Our affordable housing investments generate low-income housing tax credits and our renewable energy investments generate either production tax credits, investment tax credits, or both. The projects are typically managed by third-party sponsors who have the power over the VIE’s assets; therefore, we do not consolidate the VIEs. The carrying value of our equity investments in tax credit VIEs was $21.1 billion and $21.7 billion at March 31, 2025, and December 31, 2024, respectively. Additionally, we had loans to tax credit VIEs with a carrying value of $2.0 billion and $1.9 billion at March 31, 2025, and December 31, 2024, respectively.

Our maximum exposure to loss for tax credit VIEs at March 31, 2025, and December 31, 2024, was $28.5 billion and $29.1 billion, respectively. Our maximum exposure to loss included total unfunded equity and lending commitments of $5.5 billion at both March 31, 2025, and December 31, 2024.
Under these commitments, we are required to provide additional financial support during the investment period, at the discretion of project sponsors, or for certain renewable energy investments, on a contingent basis based on the amount of income tax credits earned. For equity investments accounted for using the proportional amortization method, a liability is recognized in accrued expenses and liabilities on our consolidated balance sheet for unfunded commitments that are either legally binding or contingent but probable of funding. The liability recognized for these commitments at March 31, 2025, and December 31, 2024, was $5.8 billion and $6.4 billion, respectively. Substantially all of these commitments are expected to be funded within three years. See Note 14 (Guarantees and Other Commitments) for additional information about unrecognized commitments to purchase equity securities.

Table 13.5 summarizes the impacts to our consolidated statement of income related to our affordable housing and renewable energy equity investments, which are accounted for using either the proportional amortization method or the equity method.
Table 13.5: Income Statement Impacts for Affordable Housing and Renewable Energy Tax Credit Investments

		Quarter ended March 31,
(in millions)		2025	2024
Income (loss) before income tax expense (1)	(A)	$8	(42)
Income tax expense (benefit):
Proportional amortization of investments		708	930
Income tax credits and other income tax benefits		(956)	(1,188)
Net expense (benefit) recognized within income tax expense	(B)	(248)	(258)
Net income related to affordable housing and renewable energy tax credit investments	(A)-(B)	$256	216
(1)Includes pre-tax impacts from tax credit investments accounted for using the equity method and non-income tax-related returns from investments accounted for using the proportional amortization method.

Wells Fargo & Company	107

Note 13: Securitizations and Variable Interest Entities (continued)
Consolidated VIEs
We consolidate VIEs where we are the primary beneficiary. We are the primary beneficiary of the following structure types:

COMMERCIAL AND INDUSTRIAL LOANS AND LEASES. We previously securitized dealer floor plan loans in a revolving master trust entity. As servicer and holder of all beneficial interests, we control the key decisions of the trust and consolidate the VIE. In first quarter 2024, we removed the loans held by the master trust entity by transferring them to another subsidiary of Wells Fargo, which had no impact on our consolidated balance sheet. In a separate transaction structure, we may provide the majority of debt and equity financing to an SPE that engages in lending and leasing to specific vendors and we service the underlying collateral.

CREDIT CARD SECURITIZATIONS. Beginning in first quarter 2024, we securitized a portion of our credit card loans to provide a source of funding. Credit card securitizations involve the transfer of credit card loans to a master trust that issues debt securities to third party investors that are collateralized by the transferred credit card loans. The underlying securitized credit card loans and other assets in the master trust are available only for payment of the debt securities issued by the master trust; they are not available to pay our other obligations. In addition, the investors in the debt securities do not have recourse to the general credit of Wells Fargo.

We consolidate the master trust because, as the servicer of the credit card loans, we have the power to direct the activities that most significantly impact the economic performance and hold variable interests potentially significant to the VIE. We hold a minimum of 5% seller’s interest in the transferred credit card loans and we retain subordinated securities issued by the master trust, which collectively could result in exposure to potentially significant losses or benefits from the master trust. As of March 31, 2025, and December 31, 2024, we held seller’s interest of $6.1 billion and $6.5 billion, respectively, in the transferred credit card loans and subordinated securities of $750 million (at par) in both periods issued by the master trust, which are both eliminated in our consolidated financial statements. The transferred credit card loans and debt securities issued to third parties are recognized on our consolidated balance sheet, and classified as loans and long-term debt, respectively.

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
Table 13.6: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	All other assets (1)	Long-term debt	Accrued expenses and other liabilities
March 31, 2025
Commercial and industrial loans and leases	$1,731	1,561	170	—	(130)
Credit card securitizations	9,357	9,200	26	(2,257)	(4)
Other	662	—	660	—	(2)
Total consolidated VIEs	$11,750	10,761	856	(2,257)	(136)
December 31, 2024
Commercial and industrial loans and leases	$1,737	1,570	167	—	(118)
Credit card securitizations	9,803	9,615	25	(2,240)	(5)
Other	479	—	479	—	(1)
Total consolidated VIEs	$12,019	11,185	671	(2,240)	(124)
(1)All other assets includes loans held for sale and other assets.
Other Transactions
In addition to the transactions included in the previous tables, we have used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs are receivables from us, we do not consolidate the VIEs even though we own all of the voting equity shares of the VIEs, have fully guaranteed the obligations of the VIEs, and may have the right to redeem the third-party securities under certain circumstances. On our consolidated balance sheet, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $432 million and $429 million at March 31, 2025, and December 31, 2024, respectively.

108	Wells Fargo & Company

Note 14: Guarantees and Other Commitments
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. For additional descriptions of our guarantees, see Note 17 (Guarantees and Other Commitments) in our 2024 Form 10-K. Table 14.1 shows carrying value and maximum exposure to loss on our guarantees.
Table 14.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
March 31, 2025
Standby letters of credit (1)	$95	14,456	5,139	1,607	40	21,242	6,884
Direct pay letters of credit (1)	5	1,338	1,415	266	91	3,110	698
Loans and LHFS sold with recourse	88	1,284	2,493	4,013	6,034	13,824	10,403
Exchange and clearing house guarantees	—	67,177	—	—	—	67,177	—
Other guarantees and indemnifications	34	1,865	230	85	559	2,739	722
Total guarantees	$222	86,120	9,277	5,971	6,724	108,092	18,707
December 31, 2024
Standby letters of credit (1)	$90	13,311	6,951	1,538	17	21,817	7,198
Direct pay letters of credit (1)	2	1,818	1,051	108	92	3,069	766
Loans and LHFS sold with recourse	82	593	3,089	3,969	6,223	13,874	10,660
Exchange and clearing house guarantees	—	38,852	—	—	—	38,852	—
Other guarantees and indemnifications	36	1,888	496	124	553	3,061	1,022
Total guarantees	$210	56,462	11,587	5,739	6,885	80,673	19,646
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

WRITTEN OPTIONS. We enter into written foreign currency options and over-the-counter written equity put options that are derivative contracts that have the characteristics of a guarantee. The fair value of written options represents our view of the probability that we will be required to perform under the contract. The fair value of these written options was a liability of $122 million and $88 million at March 31, 2025, and December 31, 2024, respectively. The fair value may be an asset as a result of deferred premiums on certain option trades. The maximum exposure to loss represents the notional value of these derivative contracts. At March 31, 2025, the maximum exposure to loss was $56.4 billion, with $53.2 billion expiring in three years or less compared with $34.3 billion and $31.5 billion, respectively, at December 31, 2024. See Note 11 (Derivatives) for additional information regarding written derivative contracts.

MERCHANT PROCESSING SERVICES. We provide debit and credit card transaction processing services through payment networks directly for merchants and as a sponsor for merchant processing servicers, including our joint venture with a third party that is accounted for as an equity method investment. In our role as the merchant acquiring bank, we have a potential obligation in connection with payment and delivery disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume processed in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of March 31, 2025, our potential maximum exposure was approximately $430.5 billion, and related losses, including those from our joint venture entity, were insignificant.

GUARANTEES OF SUBSIDIARIES. The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $1.3 billion at both March 31, 2025, and December 31, 2024. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

Wells Fargo & Company	109

Note 14:  Guarantees and Other Commitments (continued)
OTHER COMMITMENTS. As of March 31, 2025, and December 31, 2024, we had commitments to purchase equity securities of $6.8 billion and $6.6 billion, respectively, which predominantly included Federal Reserve Bank stock and tax credit investments accounted for using the equity method.

We have commitments to enter into resale and securities borrowing agreements as well as repurchase and securities lending agreements with certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments for resale and securities borrowing agreements was $41.7 billion and $27.3 billion as of March 31, 2025, and December 31, 2024, respectively. The amount of our unfunded contractual commitments for repurchase and securities lending agreements was $2.8 billion and $2.0 billion as of March 31, 2025, and December 31, 2024, respectively.

Given the nature of these commitments, they are excluded from Table 5.4 (Unfunded Credit Commitments) in Note 5 (Loans and Related Allowance for Credit Losses).

110	Wells Fargo & Company

Note 15: Securities Financing Activities
We enter into resale and repurchase agreements and securities borrowing and lending agreements (collectively, “securities financing activities”) typically to finance trading positions (including securities and derivatives), acquire securities to cover short trading positions, accommodate customers’ financing needs, and settle other securities obligations. These activities are conducted through our broker-dealer subsidiaries and, to a lesser extent, through other bank entities. Our securities financing activities predominantly involve high-quality, liquid securities such as U.S. Treasury securities and government agency securities and, to a lesser extent, less liquid securities, including equity securities, corporate bonds and asset-backed securities. We account for these transactions as collateralized financings in which we typically receive or pledge securities as collateral. We believe these financing transactions generally do not have material credit risk given the collateral provided and the related monitoring processes.

OFFSETTING OF SECURITIES FINANCING ACTIVITIES. Table 15.1 presents resale and repurchase agreements subject to master repurchase agreements (MRA) and securities borrowing and lending agreements subject to master securities lending agreements (MSLA). Where legally enforceable, these master netting arrangements give the ability, in the event of default by the counterparty, to liquidate securities held as collateral and to offset receivables and payables with the same counterparty.
Securities financings with the same counterparty are presented net on our consolidated balance sheet, provided certain criteria are met that permit balance sheet netting. The majority of transactions subject to these agreements do not meet those criteria and thus are not eligible for balance sheet netting.

Securities collateral we pledge is not netted on our consolidated balance sheet against the related liability. Securities collateral we receive is not recognized on our consolidated balance sheet. Collateral pledged or received may be increased or decreased over time to maintain certain contractual thresholds, as the assets underlying each arrangement fluctuate in value. For additional information on collateral pledged and received, see Note 16 (Pledged Assets and Collateral). Generally, these agreements require collateral to exceed the asset or liability recognized on the balance sheet. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs or MSLAs. While these agreements are typically over-collateralized, the disclosure in this table is limited to the reported amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

In addition to the amounts included in Table 15.1, we also have balance sheet netting related to derivatives that is disclosed in Note 11 (Derivatives).
Table 15.1: Offsetting – Securities Financing Activities

(in millions)	Mar 31, 2025	Dec 31, 2024
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$178,940	159,538
Gross amounts offset in consolidated balance sheet (1)	(52,110)	(54,208)
Net amounts in consolidated balance sheet (2)	126,830	105,330
Collateral received not recognized in consolidated balance sheet (3)	(125,726)	(104,313)
Net amount (4)	$1,104	1,017
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$176,920	149,427
Gross amounts offset in consolidated balance sheet (1)	(52,110)	(54,208)
Net amounts in consolidated balance sheet (5)	124,810	95,219
Collateral pledged but not netted in consolidated balance sheet (6)	(124,729)	(95,170)
Net amount (4)	$81	49
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset within our consolidated balance sheet.
(2)Included in federal funds sold and securities purchased under resale agreements on our consolidated balance sheet. Excludes $22.3 billion and $21.8 billion classified on our consolidated balance sheet in loans at March 31, 2025, and December 31, 2024, respectively, which relates to resale agreements involving collateral other than securities as part of our commercial lending business activities.
(3)Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty.
(4)Represents the amount of our exposure (assets) or obligation (liabilities) that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)Included in short-term borrowings on our consolidated balance sheet.
(6)Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty.

Wells Fargo & Company	111

Note 15: Securities Financing Activities (continued)
REPURCHASE AND SECURITIES LENDING AGREEMENTS. Securities sold under repurchase agreements and securities lending arrangements are effectively short-term collateralized borrowings. In these transactions, we receive cash in exchange for transferring securities as collateral and recognize an obligation to reacquire the securities for cash at the transaction’s maturity. These types of transactions create risks, including (1) the counterparty may fail to return the securities at maturity, (2) the fair value of the securities transferred may decline below the amount of our obligation to reacquire the securities, and therefore create an obligation for us to pledge additional amounts, and (3) the counterparty may accelerate the maturity on demand, requiring us to reacquire the security prior to contractual maturity. We attempt to mitigate these risks in various ways. Our collateral predominantly consists of highly liquid securities. In addition, we underwrite and monitor the financial strength of our counterparties, monitor the fair value of collateral pledged relative to contractually required repurchase amounts, and monitor that our collateral is properly returned through the clearing and settlement process in advance of our cash repayment. Table 15.2 provides the gross amounts recognized on our consolidated balance sheet (before the effects of offsetting) of our liabilities for repurchase and securities lending agreements disaggregated by underlying collateral type.
Table 15.2: Gross Obligations by Underlying Collateral Type

(in millions)	Mar 31, 2025	Dec 31, 2024
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$72,607	70,362
Securities of U.S. States and political subdivisions	266	648
Federal agency mortgage-backed securities	78,103	54,107
Non-agency mortgage-backed securities	2,267	2,397
Corporate debt securities	9,581	10,008
Asset-backed securities	2,699	2,334
Equity securities	2,558	1,584
Other	664	740
Total repurchases	168,745	142,180
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	1,029	214
Corporate debt securities	2,177	1,925
Equity securities	4,952	5,101
Other	17	7
Total securities lending	8,175	7,247
Total repurchases and securities lending	$176,920	149,427
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
Table 15.3: Contractual Maturities of Gross Obligations

(in millions)	Repurchase agreements	Securities lending agreements
March 31, 2025
Overnight/continuous	$105,813	4,774
Up to 30 days	25,783	—
30-90 days	22,819	—
>90 days	14,330	3,401
Total gross obligation	$168,745	8,175
December 31, 2024
Overnight/continuous	$79,560	4,096
Up to 30 days	40,318	—
30-90 days	8,909	300
>90 days	13,393	2,851
Total gross obligation	$142,180	7,247

112	Wells Fargo & Company

Note 16: Pledged Assets and Collateral
Pledged Assets
We pledge financial assets that we own to counterparties for the collateralization of securities and other collateralized financing activities, to secure trust and public deposits, and to collateralize derivative contracts. See Note 15 (Securities Financing Activities) for additional information on securities financing activities. As part of our liquidity management strategy, we may also pledge assets to secure borrowings and letters of credit from Federal Home Loan Banks (FHLBs), to maintain potential borrowing capacity with FHLBs and at the discount window of the Board of Governors of the Federal Reserve System (FRB), and for other purposes as required or permitted by law or insurance statutory requirements. The collateral that we pledge may include our own collateral as well as collateral that we have received from third parties and have the right to repledge.

Table 16.1 provides the carrying values of assets recognized on our consolidated balance sheet that we have pledged to third parties. Assets pledged in transactions where our counterparty has the right to sell or repledge those assets are presented parenthetically on our consolidated balance sheet.

VIE RELATED. We also pledge assets in connection with various types of transactions entered into with VIEs, which are excluded from Table 16.1. These pledged assets can only be used to settle the liabilities of those entities. We also have loans recorded on our consolidated balance sheet which represent certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. See Note 13 (Securitizations and Variable Interest Entities) for additional information on consolidated and unconsolidated VIE assets.
Table 16.1: Pledged Assets

(in millions)	Mar 31, 2025	Dec 31, 2024
Pledged to counterparties that had the right to sell or repledge:
Debt securities:
Trading	$87,715	86,142
Available-for-sale	1,630	3,078
Equity securities	11,493	9,774
All other assets	481	461
Total assets pledged to counterparties that had the right to sell or repledge	101,319	99,455
Pledged to counterparties that did not have the right to sell or repledge:
Debt securities:
Trading	5,875	5,121
Available-for-sale	108,482	97,025
Held-to-maturity	206,392	213,829
Loans	485,949	485,701
Equity securities	1,896	2,150
All other assets	859	853
Total assets pledged to counterparties that did not have the right to sell or repledge	809,453	804,679
Total pledged assets	$910,772	904,134
Collateral Accepted
We receive financial assets as collateral that we are permitted to sell or repledge. This collateral is obtained in connection with securities purchased under resale agreements and securities borrowing transactions, customer margin loans, and derivative contracts. We may use this collateral in connection with securities sold under repurchase agreements and securities lending transactions, derivative contracts, and short sales. At March 31, 2025, and December 31, 2024, the fair value of this collateral received that we have the right to sell or repledge was $314.8 billion and $288.7 billion, respectively, of which $175.9 billion and $142.2 billion, respectively, were sold or repledged.

Wells Fargo & Company	113

Note 17: Operating Segments
Our management reporting is organized into four reportable operating segments: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. All other business activities that are not included in the reportable operating segments have been included in Corporate. We define our reportable operating segments by type of product and customer segment, and their results are based on our management reporting process. The management reporting process measures the performance of the reportable operating segments based on the Company’s management structure, and the results are regularly reviewed with our Chief Executive Officer (CEO) and relevant senior management. Our CEO is the chief operating decision maker (CODM) and reviews actual and forecasted operating segment net income for assessing performance and deciding how to allocate resources. The management reporting process is based on U.S. GAAP and includes specific adjustments, such as funds transfer pricing for asset/liability management, shared revenue and expenses, and taxable-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources, which allows management to assess performance consistently across the operating segments.

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
Corporate includes corporate treasury and enterprise functions, net of expense allocations, in support of the reportable operating segments (including funds transfer pricing, capital, and liquidity), as well as our investment portfolio and venture capital and private equity investments. Corporate also includes certain lines of business that management has determined are no longer consistent with the long-term strategic goals of the Company as well as results for previously divested businesses.

Basis of Presentation
FUNDS TRANSFER PRICING. Corporate treasury manages a funds transfer pricing methodology that considers interest rate risk, liquidity risk, and other product characteristics. Operating segments pay a funding charge for their assets and receive a funding credit for their deposits, both of which are included in net interest income. The net impact of the funding charges or credits is recognized in corporate treasury.

REVENUE SHARING AND EXPENSE ALLOCATIONS. When lines of business jointly serve customers, the line of business that is responsible for providing the product or service recognizes revenue or expense with a referral fee paid or an allocation of cost to the other line of business based on established internal revenue-sharing agreements.

When a line of business uses a service provided by another line of business, expense is generally allocated based on the cost and use of the service provided. Enterprise functions, such as operations, technology, and risk management, are included in Corporate with an allocation of their applicable costs to the reportable operating segments based on the level of support provided by the enterprise function. We periodically assess and update our revenue sharing and expense allocation methodologies.

Table 17.1 includes the allocated expenses from Corporate to the reportable operating segments within the relevant personnel and non-personnel expense lines. Personnel expense is a significant expense for our reportable operating segments. Non-personnel expense includes other expense categories that are consistent with those presented in our consolidated statement of income, such as technology, telecommunications and equipment expense, occupancy expense, and professional and outside services expense.

TAXABLE-EQUIVALENT ADJUSTMENTS. Taxable-equivalent adjustments related to tax-exempt income on certain loans and debt securities are included in net interest income, while taxable-equivalent adjustments related to income tax credits for affordable housing and renewable energy investments are included in noninterest income, in each case with corresponding impacts to income tax expense (benefit). Adjustments are included in Corporate, Commercial Banking, and Corporate and Investment Banking and are eliminated to reconcile to the Company’s consolidated financial results.

114	Wells Fargo & Company

Table 17.1 presents our results by operating segment.
Table 17.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended March 31, 2025
Net interest income (2)	$6,943	1,977	1,790	826	36	(77)	11,495
Noninterest income	1,970	948	3,274	3,048	(213)	(373)	8,654
Total revenue	8,913	2,925	5,064	3,874	(177)	(450)	20,149
Provision for credit losses	739	187	—	11	(5)	—	932
Personnel expense	3,694	1,139	1,708	2,817	116	—	9,474
Nonpersonnel expense	2,234	531	768	543	341	—	4,417
Total noninterest expense	5,928	1,670	2,476	3,360	457	—	13,891
Income (loss) before income tax expense (benefit)	2,246	1,068	2,588	503	(629)	(450)	5,326
Income tax expense (benefit)	557	272	647	111	(615)	(450)	522
Net income (loss) before noncontrolling interests	1,689	796	1,941	392	(14)	—	4,804
Less: Net income (loss) from noncontrolling interests	—	2	—	—	(92)	—	(90)
Net income	$1,689	794	1,941	392	78	—	4,894
Quarter ended March 31, 2024
Net interest income (2)	$7,110	2,278	2,027	869	32	(89)	12,227
Noninterest income	1,981	874	2,955	2,873	291	(338)	8,636
Total revenue	9,091	3,152	4,982	3,742	323	(427)	20,863
Provision for credit losses	788	143	5	3	(1)	—	938
Personnel expense	3,704	1,182	1,669	2,678	259	—	9,492
Nonpersonnel expense	2,320	497	661	552	816	—	4,846
Total noninterest expense	6,024	1,679	2,330	3,230	1,075	—	14,338
Income (loss) before income tax expense (benefit)	2,279	1,330	2,647	509	(751)	(427)	5,587
Income tax expense (benefit)	573	341	666	128	(317)	(427)	964
Net income (loss) before noncontrolling interests	1,706	989	1,981	381	(434)	—	4,623
Less: Net income from noncontrolling interests	—	3	—	—	1	—	4
Net income (loss)	$1,706	986	1,981	381	(435)	—	4,619
Quarter ended March 31, 2025
Loans (average)	$318,050	223,804	277,287	84,344	4,697	—	908,182
Assets (average)	352,706	246,604	611,037	90,975	618,339	—	1,919,661
Deposits (average)	778,601	182,859	203,914	123,378	50,576	—	1,339,328

Loans (period-end)	315,973	228,266	280,664	84,444	4,495	—	913,842
Assets (period-end)	353,103	252,759	632,478	90,526	621,445	—	1,950,311
Deposits (period-end)	798,841	181,469	209,200	124,582	47,636	—	1,361,728
Quarter ended March 31, 2024
Loans (average)	$329,729	223,921	283,243	82,483	8,699	—	928,075
Assets (average)	366,381	246,242	550,933	89,935	663,483	—	1,916,974
Deposits (average)	773,248	164,027	183,273	101,474	119,606	—	1,341,628

Loans (period-end)	328,007	227,660	275,597	82,999	8,521	—	922,784
Assets (period-end)	366,036	249,963	553,105	90,648	699,401	—	1,959,153
Deposits (period-end)	794,160	168,547	195,969	102,478	121,993	—	1,383,147
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

Wells Fargo & Company	115

Note 18: Revenue and Expenses
Revenue
Our revenue includes net interest income on financial instruments and noninterest income. Table 18.1 presents our revenue by operating segment. For additional description of our operating segments, including additional financial information and the underlying management accounting process, see
Note 17 (Operating Segments). For a description of our revenue from contracts with customers, see Note 21 (Revenue and Expenses) in our 2024 Form 10-K.
Table 18.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended March 31, 2025
Net interest income (2)	$6,943	1,977	1,790	826	36	(77)	11,495
Noninterest income:
Deposit-related fees	651	335	275	7	1	—	1,269
Lending-related fees (2)	23	136	201	4	—	—	364
Investment advisory and other asset-based fees (3)	—	21	41	2,474	—	—	2,536
Commissions and brokerage services fees	—	—	104	534	—	—	638
Investment banking fees	—	29	765	—	(19)	—	775
Card fees:
Card interchange and network revenue (4)	854	49	14	1	1	—	919
Other card fees (2)	124	—	—	—	1	—	125
Total card fees	978	49	14	1	2	—	1,044
Mortgage banking (2)	222	—	114	(4)	—	—	332
Net gains (losses) from trading activities (2)	—	—	1,347	27	(1)	—	1,373
Net gains (losses) from debt securities (2)	—	2	—	—	(149)	—	(147)
Net gains (losses) from equity securities (2)	(7)	(5)	31	(12)	(350)	—	(343)
Lease income (2)	—	123	—	—	149	—	272
Other (2)	103	258	382	17	154	(373)	541
Total noninterest income	1,970	948	3,274	3,048	(213)	(373)	8,654
Total revenue	$8,913	2,925	5,064	3,874	(177)	(450)	20,149
Quarter ended March 31, 2024
Net interest income (2)	$7,110	2,278	2,027	869	32	(89)	12,227
Noninterest income:
Deposit-related fees	677	284	262	6	1	—	1,230
Lending-related fees (2)	24	138	203	2	—	—	367
Investment advisory and other asset-based fees (3)	—	23	41	2,267	—	—	2,331
Commissions and brokerage services fees	—	—	81	545	—	—	626
Investment banking fees	(2)	17	647	—	(35)	—	627
Card fees:
Card interchange and network revenue (4)	870	54	15	1	1	—	941
Other card fees (2)	120	—	—	—	—	—	120
Total card fees	990	54	15	1	1	—	1,061
Mortgage banking (2)	193	—	40	(3)	—	—	230
Net gains from trading activities (2)	—	—	1,405	44	5	—	1,454
Net losses from debt securities (2)	—	—	—	—	(25)	—	(25)
Net gains (losses) from equity securities (2)	—	20	5	—	(7)	—	18
Lease income (2)	—	149	122	—	150	—	421
Other (2)	99	189	134	11	201	(338)	296
Total noninterest income	1,981	874	2,955	2,873	291	(338)	8,636
Total revenue	$9,091	3,152	4,982	3,742	323	(427)	20,863
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
(3)We earned trailing commissions of $233 million and $231 million, for the quarters ended March 31, 2025 and 2024, respectively.
(4)The cost of credit card rewards and rebates of $667 million and $651 million, for the quarters ended March 31, 2025 and 2024, respectively, are presented net against the related revenue.

116	Wells Fargo & Company

Expenses
OPERATING LOSSES. Operating losses consist of expenses related to:
•Legal actions such as litigation and regulatory matters. For additional information on legal actions, see Note 10 (Legal Actions);
•Customer remediation activities, which are associated with our efforts to identify areas or instances where customers may have experienced financial harm and provide remediation as appropriate. We have accrued for the probable and estimable costs related to our customer remediation activities. We had $188 million and $236 million of accrued liabilities for customer remediation activities as of March 31, 2025, and December 31, 2024, respectively. Amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators; and
•Other business activities such as deposit overdraft losses, fraud losses, and isolated instances of customer redress.
Table 18.2 provides the components of our operating losses included in our consolidated statement of income.
Table 18.2: Operating Losses

	Quarter ended March 31,
(in millions)	2025	2024
Legal actions	$(19)	17
Customer remediation	10	428
Other	152	188
Total operating losses	$143	633
Operating losses may have significant variability given the inherent and unpredictable nature of legal actions and customer remediation activities. The timing and determination of the amount of any associated losses for these matters depends on a variety of factors, some of which are outside of our control.
OTHER EXPENSES. Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $303 million in first quarter 2025, compared with $551 million in the same period a year ago, and predominantly consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense, including amounts for the FDIC special assessment. For additional information on the FDIC special assessment, see Note 21 (Revenue and Expenses) in our 2024 Form 10-K.

Wells Fargo & Company	117

Note 19: Employee Benefits
Pension and Postretirement Plans
We sponsor a frozen noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of Wells Fargo. The Cash Balance Plan was frozen on July 1, 2009, and no new benefits accrue after that date. For additional information on our pension and postretirement plans, including plan assumptions, investment strategy and asset allocation, projected benefit payments, and valuation methodologies used for assets measured at fair value, see Note 1 (Summary of Significant Accounting Policies) and Note 22 (Employee Benefits) in our 2024 Form 10-K.

Table 19.1 presents the components of net periodic benefit cost. Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on our consolidated statement of income.
Table 19.1: Net Periodic Benefit Cost

	2025			2024
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended March 31,
Service cost	$8	—	—	7	—	—
Interest cost	98	4	3	97	5	3
Expected return on plan assets	(123)	—	(7)	(118)	—	(6)
Amortization of net actuarial loss (gain)	33	1	(6)	35	1	(6)
Amortization of prior service credit	—	—	(3)	—	—	(3)
Net periodic benefit cost	$16	5	(13)	21	6	(12)

118	Wells Fargo & Company

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 20.1: Earnings Per Common Share Calculations

	Quarter ended March 31,
(in millions, except per share amounts)	2025	2024
Wells Fargo net income	$4,894	4,619
Less: Preferred stock dividends and other (1)	278	306
Wells Fargo net income applicable to common stock (numerator)	$4,616	4,313
Earnings per common share
Average common shares outstanding (denominator)	3,280.4	3,560.1
Per share	$1.41	1.21
Diluted earnings per common share
Average common shares outstanding	3,280.4	3,560.1
Add: Restricted share rights (2)	41.2	40.0
Diluted average common shares outstanding (denominator)	3,321.6	3,600.1
Per share	$1.39	1.20
(1)Includes costs associated with any preferred stock redemption.
(2)Calculated using the treasury stock method.
Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 20.2: Outstanding Anti-Dilutive Securities

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2025	2024
Convertible Preferred Stock, Series L (1)	25.3	25.3
Restricted share rights (2)	0.2	0.2
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended March 31,
	2025	2024
Per common share	$0.40	0.35

Wells Fargo & Company	119

Note 21: Other Comprehensive Income
Table 21.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects. Income tax effects are reclassified from accumulated OCI to net income in the same period as the related pre-tax amount.
Table 21.1: Summary of Other Comprehensive Income

	Quarter ended March 31,
	2025			2024
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$2,256	(556)	1,700	(672)	165	(507)
Reclassification of net (gains) losses to net income	(29)	7	(22)	112	(27)	85
Net change	2,227	(549)	1,678	(560)	138	(422)
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (1)	7	(2)	5	4	—	4
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	444	(110)	334	(908)	224	(684)
Reclassification of net (gains) losses to net income	142	(35)	107	244	(61)	183
Net change	593	(147)	446	(660)	163	(497)
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	—	—	—	—
Reclassification of amounts to noninterest expense (2)	25	(5)	20	27	(6)	21
Net change	25	(5)	20	27	(6)	21
Debit valuation adjustments (DVA) and other:
Net unrealized gains (losses) arising during the period	11	(3)	8	(23)	6	(17)
Reclassification of net (gains) losses to net income	—	—	—	—	—	—
Net change	11	(3)	8	(23)	6	(17)
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	27	—	27	(50)	(1)	(51)
Reclassification of net (gains) losses to net income	—	—	—	—	—	—
Net change	27	—	27	(50)	(1)	(51)
Other comprehensive income (loss)	$2,883	(704)	2,179	(1,266)	300	(966)
Less: Other comprehensive income from noncontrolling interests, net of tax			1			—
Wells Fargo other comprehensive income (loss), net of tax			$2,178			(966)
(1)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income.
(2)These items are included in the computation of net periodic benefit cost. See Note 19 (Employee Benefits) for additional information.

120	Wells Fargo & Company

Table 21.2 provides the accumulated OCI balance activity on an after-tax basis.

Table 21.2: Accumulated OCI Balances

(in millions)	Debt securities (1)	Fair value hedges (2)	Cash flow hedges (3)	Defined benefit plans adjustments	Debit valuation adjustments (DVA) and other	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended March 31, 2025
Balance, beginning of period	$(8,856)	(46)	(1,071)	(1,673)	(46)	(484)	(12,176)
Net unrealized gains arising during the period	1,700	5	334	—	8	27	2,074
Amounts reclassified from accumulated other comprehensive income	(22)	—	107	20	—	—	105
Net change	1,678	5	441	20	8	27	2,179
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	1	1
Balance, end of period	$(7,178)	(41)	(630)	(1,653)	(38)	(458)	(9,998)
Quarter ended March 31, 2024
Balance, beginning of period	$(8,564)	(61)	(788)	(1,833)	(15)	(319)	(11,580)
Net unrealized gains (losses) arising during the period	(507)	4	(684)	—	(17)	(51)	(1,255)
Amounts reclassified from accumulated other comprehensive income	85	—	183	21	—	—	289
Net change	(422)	4	(501)	21	(17)	(51)	(966)
Balance, end of period	$(8,986)	$(57)	$(1,289)	$(1,812)	$(32)	$(370)	$(12,546)
(1)At March 31, 2025 and 2024, accumulated other comprehensive loss includes unamortized after-tax unrealized losses of $3.0 billion and $3.4 billion, respectively, associated with the transfer of securities from AFS to HTM. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.
(2)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(3)Substantially all of the amounts for cash flow hedges are interest rate contracts.

Wells Fargo & Company	121

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
Table 22.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	Mar 31, 2025		Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025		Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
Regulatory capital:
Common Equity Tier 1	$135,577		134,588	135,577	134,588	147,334		145,651	147,334	145,651
Tier 1	153,855		152,866	153,855	152,866	147,334		145,651	147,334	145,651
Total	185,503		184,638	175,359	174,446	169,613		167,936	159,732	158,021
Assets:
Risk-weighted assets	1,222,031		1,216,146	1,063,610	1,085,017	1,118,675		1,113,190	901,328	916,135
Adjusted average assets (1)	1,891,911		1,891,333	1,891,911	1,891,333	1,666,176		1,669,946	1,666,176	1,669,946
Regulatory capital ratios:
Common Equity Tier 1 capital	11.09%	*	11.07	12.75	12.40	13.17	*	13.08	16.35	15.90
Tier 1 capital	12.59	*	12.57	14.47	14.09	13.17	*	13.08	16.35	15.90
Total capital	15.18	*	15.18	16.49	16.08	15.16	*	15.09	17.72	17.25
Required minimum capital ratios:
Common Equity Tier 1 capital	9.80		9.80	8.50	8.50	7.00		7.00	7.00	7.00
Tier 1 capital	11.30		11.30	10.00	10.00	8.50		8.50	8.50	8.50
Total capital	13.30		13.30	12.00	12.00	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	March 31, 2025			December 31, 2024		March 31, 2025			December 31, 2024
Regulatory leverage:
Total leverage exposure (2)	$2,267,157			2,267,641		2,031,205			2,033,458
Supplementary leverage ratio (2)	6.79%			6.74		7.25			7.16
Tier 1 leverage ratio (1)	8.13			8.08		8.84			8.72
Required minimum leverage:
Supplementary leverage ratio	5.00			5.00		6.00			6.00
Tier 1 leverage ratio	4.00			4.00		4.00			4.00
*Denotes the binding ratio under the Standardized and Advanced Approaches at March 31, 2025.
(1)Adjusted average assets consists of total quarterly average assets less goodwill and other permitted Tier 1 capital deductions. The Tier 1 leverage ratio consists of Tier 1 capital divided by total quarterly average assets, excluding goodwill and certain other items as determined under capital rule requirements.
(2)The supplementary leverage ratio consists of Tier 1 capital divided by total leverage exposure. Total leverage exposure consists of total consolidated assets adjusted for certain off-balance sheet exposures, goodwill, and other permitted Tier 1 capital deductions.
At March 31, 2025, the Common Equity Tier 1 (CET1), Tier 1 and Total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50% and a countercyclical buffer of 0.00%. In addition, these ratios included a stress capital buffer of 3.80% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The Company is required to maintain these risk-based capital ratios and to maintain a supplementary leverage ratio (SLR) that included a supplementary leverage buffer of 2.00% to avoid restrictions on capital distributions and discretionary bonus payments. The CET1, Tier 1 and Total capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced
Approaches. The G-SIB surcharge and countercyclical buffer are not applicable to the Bank. At March 31, 2025, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.
Capital Planning Requirements
The FRB’s capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain large bank holding companies (BHCs), including Wells Fargo. The FRB conducts an annual Comprehensive Capital Analysis and Review exercise and has also published guidance regarding its supervisory

122	Wells Fargo & Company

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

For additional information on loan and dividend restrictions, see Note 26 (Regulatory Capital Requirements and Other Restrictions) in our 2024 Form 10-K.

Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 22.2 provides a summary of restrictions on cash and cash equivalents.
Table 22.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Mar 31, 2025	Dec 31, 2024
Reserve balance for non-U.S. central banks	$188	188
Segregated for benefit of brokerage customers under federal and other brokerage regulations	1,084	1,035

Wells Fargo & Company	123

Glossary of Acronyms

ACL	Allowance for credit losses	GSE	Government-sponsored enterprise
AFS	Available-for-sale	G-SIB	Global systemically important bank
AOCI	Accumulated other comprehensive income	HQLA	High-quality liquid assets
ARM	Adjustable-rate mortgage	HTM	Held-to-maturity
ASU	Accounting Standards Update	LCR	Liquidity coverage ratio
AVM	Automated valuation model	LHFS	Loans held for sale
BCBS	Basel Committee on Banking Supervision	LOCOM	Lower of cost or fair value
BHC	Bank holding company	LTV	Loan-to-value
CCAR	Comprehensive Capital Analysis and Review	MBS	Mortgage-backed securities
CD	Certificate of deposit	MSR	Mortgage servicing right
CECL	Current expected credit loss	NAV	Net asset value
CET1	Common Equity Tier 1	NPA	Nonperforming asset
CFPB	Consumer Financial Protection Bureau	NSFR	Net stable funding ratio
CLO	Collateralized loan obligation	OCC	Office of the Comptroller of the Currency
CRE	Commercial real estate	OCI	Other comprehensive income
CVA	Credit valuation adjustment	OTC	Over-the-counter
DPD	Days past due	ROA	Return on average assets
DVA	Debit valuation adjustment	ROE	Return on average equity
ESOP	Employee Stock Ownership Plan	ROTCE	Return on average tangible common equity
FASB	Financial Accounting Standards Board	RWAs	Risk-weighted assets
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	S&P	Standard & Poor’s Global Ratings
FHLB	Federal Home Loan Bank	SLR	Supplementary leverage ratio
FHLMC	Federal Home Loan Mortgage Corporation	SOFR	Secured Overnight Financing Rate
FICO	Fair Isaac Corporation (credit rating)	SPE	Special purpose entity
FNMA	Federal National Mortgage Association	TLAC	Total Loss Absorbing Capacity
FRB	Board of Governors of the Federal Reserve System	VA	Department of Veterans Affairs
FVA	Funding valuation adjustment	VaR	Value-at-Risk
GAAP	Generally accepted accounting principles	VIE	Variable interest entity
GNMA	Government National Mortgage Association	WIM	Wealth and Investment Management

124	Wells Fargo & Company

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2025.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Approximate dollar value of shares that may yet be repurchased under the authorization (in millions)
January	—	$—	$7,274
February	36,567,268	79.13	4,380
March	7,971,867	76.05	3,774
Total	44,539,135
(1)All shares were repurchased under an authorization covering up to $30 billion of common stock approved by the Board of Directors and publicly announced by the Company on July 25, 2023. Unless modified or revoked by the Board of Directors, this authorization does not expire. In addition, on April 29, 2025, the Company publicly announced that the Board of Directors authorized the repurchase of up to an additional $40 billion of common stock.

Item 5.    Other Information

Trading Plans
During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

In first quarter 2025, the Company identified, as well as blocked and reported to the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC), accounts held by certain consumer customers who the Company determined met the OFAC definition of the “Government of Iran” because of their employment at entities owned by the Government of Iran. During the quarter, before the accounts were closed and the funds, if any, were moved to a blocked account, there was some regular consumer activity in certain of the accounts, including customer deposits, withdrawals, and payments, and account maintenance activities. The Company’s gross revenue attributable to these accounts in first quarter 2025 was de minimis. The Company does not intend to engage in further activity with these accounts.

Wells Fargo & Company	125

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 24, 2024.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

126	Wells Fargo & Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS FARGO & COMPANY
(Registrant)

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: April 29, 2025

Wells Fargo & Company	127