Form 10-Q
period 2025-06-30
WELLS FARGO & COMPANY/MN
filed 2025-08-05
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 23, 2025
Common stock, $1-2/3 par value	3,203,441,209

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data
	Quarter ended			Jun 30, 2025 % Change from		Six months ended
($ in millions, except ratios and per share amounts)	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	Mar 31, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024	% Change
Selected Income Statement Data
Total revenue	$20,822	20,149	20,689	3%	1	$40,971	41,552	(1%)
Noninterest expense	13,379	13,891	13,293	(4)	1	27,270	27,631	(1)
Pre-tax pre-provision profit (PTPP) (1)	7,443	6,258	7,396	19	1	13,701	13,921	(2)
Provision for credit losses (2)	1,005	932	1,236	8	(19)	1,937	2,174	(11)
Wells Fargo net income	5,494	4,894	4,910	12	12	10,388	9,529	9
Wells Fargo net income applicable to common stock	5,214	4,616	4,640	13	12	9,830	8,953	10
Common Share Data
Diluted earnings per common share	1.60	1.39	1.33	15	20	2.98	2.53	18
Dividends declared per common share	0.40	0.40	0.35	—	14	0.80	0.70	14
Common shares outstanding	3,220.4	3,261.7	3,402.7	(1)	(5)
Average common shares outstanding	3,232.7	3,280.4	3,448.3	(1)	(6)	3,256.4	3,504.2	(7)
Diluted average common shares outstanding	3,267.0	3,321.6	3,486.2	(2)	(6)	3,294.2	3,543.2	(7)
Book value per common share (3)	$51.13	49.86	47.01	3	9
Tangible book value per common share (3)(4)	43.18	42.24	39.57	2	9
Selected Equity Data (period-end)
Total equity	182,954	182,906	178,148	—	3
Common stockholders’ equity	164,644	162,627	159,963	1	3
Tangible common equity (4)	139,057	137,776	134,660	1	3
Performance Ratios
Return on average assets (ROA) (5)	1.14%	1.03	1.03			1.09%	1.00
Return on average equity (ROE) (6)	12.8	11.5	11.5			12.2	11.0
Return on average tangible common equity (ROTCE) (4)	15.2	13.6	13.7			14.4	13.0
Efficiency ratio (7)	64	69	64			67	66
Net interest margin on a taxable-equivalent basis	2.68	2.67	2.75			2.67	2.78
Selected Balance Sheet Data (average)
Loans	$916,719	908,182	916,977	1	—	$912,474	922,526	(1)
Assets	1,933,371	1,919,661	1,914,647	1	1	1,926,554	1,915,810	1
Deposits	1,331,651	1,339,328	1,346,478	(1)	(1)	1,335,469	1,344,052	(1)
Selected Balance Sheet Data (period-end)
Debt securities	533,916	528,493	520,254	1	3
Loans	924,418	913,842	917,907	1	1
Allowance for credit losses for loans	14,568	14,552	14,789	—	(1)
Equity securities	67,476	63,601	60,763	6	11
Assets	1,981,269	1,950,311	1,940,073	2	2
Deposits	1,340,703	1,361,728	1,365,894	(2)	(2)

Headcount (#) (period-end)	212,804	215,367	222,544	(1)	(4)
Capital and Other Metrics
Risk-based capital ratios and components (8):
Standardized Approach:
Common Equity Tier 1 (CET1)	11.13%	11.09	11.01
Tier 1 capital	12.45	12.59	12.34
Total capital	15.02	15.18	15.02
Risk-weighted assets (RWAs) (in billions)	$1,225.9	1,222.0	1,219.5	—	1
Advanced Approach:
Common Equity Tier 1 (CET1)	12.75%	12.75	12.28
Tier 1 capital	14.26	14.47	13.77
Total capital	16.24	16.49	15.82
Risk-weighted assets (RWAs) (in billions)	$1,070.4	1,063.6	1,093.0	1	(2)
Tier 1 leverage ratio	8.01%	8.13	7.98
Supplementary Leverage Ratio (SLR)	6.67	6.79	6.67
Total Loss Absorbing Capacity (TLAC) Ratio (9)	24.42	25.11	24.78
Liquidity Coverage Ratio (LCR) (10)	121	125	124
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

Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $2.0 trillion in assets. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 33 on Fortune’s 2025 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at June 30, 2025.

Recent Developments
Asset Cap Removal
On June 3, 2025, the Company confirmed that the Board of Governors of the Federal Reserve System (FRB) had removed the Company’s limitation on growth in total assets imposed in the FRB’s 2018 consent order. For additional information, see the “Regulation and Supervision” section in this Report.

Capital Matters
On July 29, 2025, our Board of Directors (Board) approved an increase to the Company’s third quarter 2025 common stock dividend to $0.45 per share.
On July 1, 2025, the Company announced that we completed the 2025 Comprehensive Capital Analysis and Review (CCAR) stress test process. The FRB revised our current stress capital buffer (SCB) to 3.70%, down from 3.80%, effective immediately. The Company expects its SCB for the period October 1, 2025, through September 30, 2026, to decrease to 2.50%; however, the FRB has a pending notice of proposed rulemaking that, if finalized as proposed, would result in the Company’s expected SCB being 2.60% and would delay the effective date to January 1.

In June 2025, we redeemed our Preferred Stock, Series U.

For additional information about capital planning, see the “Capital Management – Capital Planning and Stress Testing” section in this Report.

Tax Law Changes
Public Law No. 119-21, a budget reconciliation bill, was signed into law on July 4, 2025. The Company does not expect it to have a material impact on the Company, but is still evaluating the law's provisions.
Financial Performance

Consolidated Financial Highlights
	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Selected income statement data
Net interest income	$11,708	11,923	(215)	(2)%	$23,203	24,150	(947)	(4)%
Noninterest income	9,114	8,766	348	4	17,768	17,402	366	2
Total revenue	20,822	20,689	133	1	40,971	41,552	(581)	(1)
Net charge-offs	997	1,303	(306)	(23)	2,006	2,460	(454)	(18)
Change in the allowance for credit losses	8	(67)	75	112	(69)	(286)	217	76
Provision for credit losses (1)	1,005	1,236	(231)	(19)	1,937	2,174	(237)	(11)
Noninterest expense	13,379	13,293	86	1	27,270	27,631	(361)	(1)
Income tax expense	916	1,251	(335)	(27)	1,438	2,215	(777)	(35)
Wells Fargo net income	5,494	4,910	584	12	10,388	9,529	859	9
Wells Fargo net income applicable to common stock	5,214	4,640	574	12	9,830	8,953	877	10
(1)Includes provision for credit losses for loans, debt securities, and other financial assets.
In second quarter 2025, we generated $5.5 billion of net income and diluted earnings per common share (EPS) of $1.60, compared with $4.9 billion of net income and diluted EPS of $1.33 in the same period a year ago. Financial performance for second quarter 2025, compared with second quarter 2024, included the following:
•total revenue increased due to higher noninterest income, partially offset by lower net interest income;

Wells Fargo & Company	3

Overview (continued)

•noninterest expense increased due to higher technology, telecommunications and equipment expense and higher personnel expense, partially offset by lower operating losses;
•average loans decreased due to declines in our commercial real estate and residential mortgage portfolios, partially offset by an increase in our commercial and industrial portfolio; and
•average deposits decreased driven by a decline in our interest-bearing deposits, partially offset by an increase in our noninterest-bearing deposits.
In the first half of 2025, we generated $10.4 billion of net income and diluted EPS of $2.98, compared with $9.5 billion of net income and diluted EPS of $2.53 in the same period a year ago. Financial performance for the first half of 2025, compared with the first half of 2024, included the following:
•total revenue decreased due to lower net interest income, partially offset by higher noninterest income;
•noninterest expense decreased due to lower operating losses, lower professional and outside services expense, and lower other expense driven by a higher Federal Deposit Insurance Corporation (FDIC) special assessment in the first half of 2024, partially offset by higher technology, telecommunications and equipment expense and higher personnel expense;
•average loans decreased due to declines in our commercial real estate and residential mortgage portfolios, partially offset by an increase in our commercial and industrial portfolio; and
•average deposits decreased driven by a decline in our interest-bearing deposits, partially offset by an increase in our noninterest-bearing deposits.
Capital and Liquidity
We maintained a strong capital and liquidity position in the first half of 2025, which included the following:
•our Common Equity Tier 1 (CET1) ratio was 11.13% under the Standardized Approach (our binding ratio), which continued to exceed the regulatory minimum and buffers of 9.70%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 24.42%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 121%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.
Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $14.6 billion at June 30, 2025, decreased $68 million from December 31, 2024.
•Our provision for credit losses for loans was $1.9 billion in the first half of 2025, compared with $2.2 billion in the same period a year ago, reflecting a decrease in net loan charge-offs due to lower losses in our commercial real estate portfolio driven by the office property type and lower losses in our auto portfolio.
•The allowance coverage for total loans was 1.58% at June 30, 2025, compared with 1.60% at December 31, 2024.
•Commercial portfolio net loan charge-offs were $247 million, or 18 basis points of average commercial loans, in second quarter 2025, compared with net loan charge-offs of $468 million, or 35 basis points, in the same period a year ago, due to lower losses in our commercial real estate portfolio driven by the office property type.
•Consumer portfolio net loan charge-offs were $750 million, or 81 basis points of average consumer loans, in second quarter 2025, compared with net loan charge-offs of $833 million, or 88 basis points, in the same period a year ago, due to lower losses in our auto, credit card, and other consumer portfolios.
•Nonperforming assets (NPAs) of $8.0 billion at June 30, 2025, increased $28 million from December 31, 2024, driven by an increase in commercial and industrial and residential mortgage nonaccrual loans, partially offset by a decrease in commercial real estate nonaccrual loans. NPAs represented 0.86% of total loans at June 30, 2025.

4	Wells Fargo & Company

Earnings Performance
Wells Fargo net income for second quarter 2025 was $5.5 billion ($1.60 diluted EPS), compared with $4.9 billion ($1.33 diluted EPS) in the same period a year ago. Net income increased in second quarter 2025, compared with the same period a year ago, predominantly due to a $348 million increase in noninterest income, a $335 million decrease in income tax expense, and a $231 million decrease in provision for credit losses, partially offset by a $215 million decrease in net interest income and a $86 million increase in noninterest expense.

Net income for the first half of 2025 was $10.4 billion ($2.98 diluted EPS), compared with $9.5 billion ($2.53 diluted EPS) in the same period a year ago. Net income increased in the first half of 2025, compared with the same period a year ago, predominantly due to a $777 million decrease in income tax expense, a $366 million increase in noninterest income, a $361 million decrease in noninterest expense, and a $237 million decrease in provision for credit losses, partially offset by a $947 million decrease in net interest income.
Net Interest Income
Net interest income and net interest margin decreased in both the second quarter and first half of 2025, compared with the same periods a year ago, driven by the impact of lower interest rates on floating rate assets and deposit mix, partially offset by lower market funding and lower deposit costs.

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

Wells Fargo & Company	5

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended June 30,
	2025			2024
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$137,136	1,353	3.96%	$196,436	2,467	5.05%
Federal funds sold and securities purchased under resale agreements	105,987	1,107	4.19	71,769	942	5.27
Debt securities:
Trading debt securities	134,785	1,423	4.23	120,590	1,247	4.14
Available-for-sale debt securities	187,390	2,164	4.62	150,024	1,577	4.21
Held-to-maturity debt securities	227,525	1,337	2.35	258,631	1,706	2.64
Total debt securities	549,700	4,924	3.58	529,245	4,530	3.43
Loans held for sale (2)	8,266	137	6.65	7,091	133	7.53
Loans:
Commercial and industrial – U.S.	328,840	5,183	6.32	307,034	5,501	7.21
Commercial and industrial – Non-U.S.	64,762	988	6.12	64,480	1,167	7.28
Commercial real estate	133,661	2,058	6.17	146,750	2,527	6.93
Lease financing	16,046	230	5.72	16,519	226	5.47
Total commercial loans	543,309	8,459	6.24	534,783	9,421	7.08
Residential mortgage	246,512	2,277	3.70	256,189	2,334	3.65
Credit card	54,985	1,734	12.65	52,642	1,668	12.75
Auto	41,865	572	5.48	45,164	571	5.09
Other consumer	30,048	559	7.47	28,199	601	8.56
Total consumer loans	373,410	5,142	5.52	382,194	5,174	5.43
Total loans (2)	916,719	13,601	5.95	916,977	14,595	6.40
Equity securities	30,304	151	1.99	26,332	195	2.99
Other interest-earning assets	14,048	125	3.55	8,128	110	5.42
Total interest-earning assets	$1,762,160	21,398	4.87%	$1,755,978	22,972	5.25%
Cash and due from banks	28,182	—		28,398	—
Goodwill	25,070	—		25,172	—
Other noninterest-earning assets	117,959	—		105,099	—
Total noninterest-earning assets	$171,211	—		158,669	—
Total assets	$1,933,371	21,398		1,914,647	22,972
Liabilities
Deposits:
Demand deposits	$483,828	2,680	2.22%	$450,930	2,448	2.18%
Savings deposits	355,494	1,077	1.21	353,715	1,123	1.28
Time deposits	125,849	1,273	4.06	183,251	2,396	5.26
Deposits in non-U.S. offices	5,513	31	2.29	18,910	182	3.86
Total interest-bearing deposits	970,684	5,061	2.09	1,006,806	6,149	2.46
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	130,388	1,429	4.40	91,572	1,227	5.39
Other short-term borrowings	17,529	184	4.18	15,113	149	3.98
Total short-term borrowings	147,917	1,613	4.37	106,685	1,376	5.19
Long-term debt	175,289	2,609	5.95	182,201	3,164	6.95
Other interest-bearing liabilities	40,769	330	3.26	34,613	271	3.13
Total interest-bearing liabilities	$1,334,659	9,613	2.89%	$1,330,305	10,960	3.31%
Noninterest-bearing deposits	360,967	—		339,672	—
Other noninterest-bearing liabilities	54,477	—		63,118	—
Total noninterest-bearing liabilities	$415,444	—		402,790	—
Total liabilities	$1,750,103	9,613		1,733,095	10,960
Total equity	183,268	—		181,552	—
Total liabilities and equity	$1,933,371	9,613		1,914,647	10,960

Interest rate spread on a taxable-equivalent basis (3)			1.98%			1.94%
Net interest income and net interest margin on a taxable-equivalent basis (3)		$11,785	2.68%		$12,012	2.75%
(continued on following page)

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Six months ended June 30,
			2025			2024
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$143,958	2,826	3.96%	$202,002	5,040	5.02%
Federal funds sold and securities purchased under resale agreements	103,594	2,169	4.22	70,744	1,856	5.28
Debt securities:
Trading debt securities	134,868	2,812	4.18	116,380	2,391	4.11
Available-for-sale debt securities	181,503	4,125	4.55	145,005	2,973	4.11
Held-to-maturity debt securities	230,720	2,743	2.38	261,693	3,489	2.67
Total debt securities	547,091	9,680	3.54	523,078	8,853	3.39
Loans held for sale (2)	7,930	254	6.44	6,463	247	7.66
Loans:
Commercial and industrial – U.S.	324,122	10,187	6.34	306,097	10,938	7.18
Commercial and industrial – Non-U.S.	63,563	1,950	6.19	67,457	2,444	7.28
Commercial real estate	134,462	4,122	6.18	148,417	5,118	6.93
Lease financing	16,113	464	5.75	16,440	444	5.40
Total commercial loans	538,260	16,723	6.26	538,411	18,944	7.07
Residential mortgage	247,620	4,564	3.69	257,620	4,676	3.63
Credit card	55,173	3,473	12.69	52,175	3,357	12.94
Auto	41,915	1,123	5.40	46,139	1,155	5.04
Other consumer	29,506	1,103	7.54	28,181	1,204	8.59
Total consumer loans	374,214	10,263	5.51	384,115	10,392	5.43
Total loans (2)	912,474	26,986	5.95	922,526	29,336	6.39
Equity securities	29,788	297	2.00	23,841	345	2.91
Other interest-earning assets	12,431	235	3.81	8,534	224	5.27
Total interest-earning assets	$1,757,266	42,447	4.86%	$1,757,188	45,901	5.25%
Cash and due from banks	28,468	—		27,957	—
Goodwill	25,102	—		25,173	—
Other noninterest-earning assets	115,718	—		105,492	—
Total noninterest-earning assets	$169,288	—		158,622	—
Total assets	$1,926,554	42,447		1,915,810	45,901
Liabilities
Deposits:
Demand deposits	$477,202	5,271	2.23%	$445,053	4,702	2.12%
Savings deposits	357,881	2,249	1.27	352,261	2,030	1.16
Time deposits	126,801	2,611	4.15	185,004	4,849	5.27
Deposits in non-U.S. offices	9,915	139	2.83	19,522	379	3.90
Total interest-bearing deposits	971,799	10,270	2.13	1,001,840	11,960	2.40
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	122,986	2,681	4.40	85,244	2,281	5.38
Other short-term borrowings	14,974	293	3.94	15,592	313	4.04
Total short-term borrowings	137,960	2,974	4.35	100,836	2,594	5.17
Long-term debt	174,177	5,191	5.96	189,659	6,513	6.87
Other interest-bearing liabilities	40,013	655	3.29	33,717	506	3.01
Total interest-bearing liabilities	$1,323,949	19,090	2.90%	$1,326,052	21,573	3.27%
Noninterest-bearing deposits	363,670	—		342,212	—
Other noninterest-bearing liabilities	55,623	—		63,435	—
Total noninterest-bearing liabilities	$419,293	—		405,647	—
Total liabilities	$1,743,242	19,090		1,731,699	21,573
Total equity	183,312	—		184,111	—
Total liabilities and equity	$1,926,554	19,090		1,915,810	21,573

Interest rate spread on a taxable-equivalent basis (3)			1.96%			1.98%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$23,357	2.67%		$24,328	2.78%
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
(3)Includes taxable-equivalent adjustments of $77 million and $89 million for the quarters ended June 30, 2025 and 2024, respectively, and $154 million and $178 million for the first half of 2025 and 2024, respectively, predominantly related to tax-exempt income on certain loans and securities.

Wells Fargo & Company	7

Earnings Performance (continued)
Noninterest Income

Table 2: Noninterest Income

	Quarter ended Jun 30,				Six months ended Jun 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Deposit-related fees	$1,249	1,249	—	—%	$2,518	2,479	39	2%
Lending-related fees	373	369	4	1	737	736	1	—
Investment advisory and other asset-based fees	2,499	2,415	84	3	5,035	4,746	289	6
Commissions and brokerage services fees	610	614	(4)	(1)	1,248	1,240	8	1
Investment banking fees	696	641	55	9	1,471	1,268	203	16
Card fees	1,173	1,101	72	7	2,217	2,162	55	3
Mortgage banking	230	243	(13)	(5)	562	473	89	19
Net gains from trading activities	1,270	1,442	(172)	(12)	2,643	2,896	(253)	(9)
Net losses from debt securities	—	—	—	NM	(147)	(25)	(122)	NM
Net gains (losses) from equity securities	119	80	39	49	(224)	98	(322)	NM
Lease income	264	292	(28)	(10)	536	713	(177)	(25)
Other	631	320	311	97	1,172	616	556	90
Total	$9,114	8,766	348	4	$17,768	17,402	366	2
NM – Not meaningful
Second quarter 2025 vs. second quarter 2024

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

Investment banking fees increased due to higher advisory fees.

Card fees increased driven by higher merchant services revenue following our acquisition in April 2025 of the remaining interest in our merchant services joint venture. Following the acquisition, the revenue from this business has been included in card fees. Prior to the acquisition, our share of the net earnings of the joint venture was included in other noninterest income.

Mortgage banking decreased driven by lower fees related to portfolio run-off and servicing sales, including the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025, partially offset by mortgage servicing rights (MSR) valuation adjustments including for higher expected escrow balances.

Net gains from trading activities decreased driven by:
•lower revenue in equities as second quarter 2024 included a $122 million gain related to an exchange of shares of Visa Inc. Class B common stock;
partially offset by:
•higher revenue in foreign exchange and rates products.

Other income increased driven by a $253 million gain associated with our merchant services joint venture acquisition.
First half of 2025 vs. first half of 2024

Deposit-related fees increased reflecting higher treasury management fees on commercial accounts driven by lower earnings credits due to a decrease in interest rates, partially offset by lower overdraft fees.

Investment advisory and other asset-based fees increased driven by higher asset-based fees reflecting higher market valuations.

Investment banking fees increased due to higher debt underwriting fees.

Card fees increased driven by higher merchant services revenue following our acquisition of the remaining interest in our merchant services joint venture.

Mortgage banking increased driven by lower fees related to portfolio run-off and servicing sales, including the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025, which were more than offset by MSR valuation adjustments including for higher expected escrow balances.

Net gains from trading activities decreased driven by:
•lower revenue in equities as second quarter 2024 included a $122 million gain related to an exchange of shares of Visa Inc. Class B common stock;
partially offset by:
•higher revenue in foreign exchange, commodities, and rates products.

Net losses from debt securities increased driven by higher net losses related to a repositioning of our investment portfolio in first quarter 2025.

Net gains (losses) from equity securities decreased driven by higher unrealized losses from our venture capital investments.

8	Wells Fargo & Company

Lease income decreased driven by a gain associated with the resolution of a legacy lease transaction in the first half of 2024.
Other income increased driven by:
•a $263 million gain on the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025; and
•a $253 million gain associated with our merchant services joint venture acquisition.
Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Jun 30,				Six months ended Jun 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Personnel	$8,709	8,575	134	2%	$18,183	18,067	116	1%
Technology, telecommunications and equipment	1,287	1,106	181	16	2,510	2,159	351	16
Occupancy	766	763	3	—	1,527	1,477	50	3
Operating losses	311	493	(182)	(37)	454	1,126	(672)	(60)
Professional and outside services	1,089	1,139	(50)	(4)	2,127	2,240	(113)	(5)
Leases (1)	154	159	(5)	(3)	311	323	(12)	(4)
Advertising and promotion	266	224	42	19	447	421	26	6
Other	797	834	(37)	(4)	1,711	1,818	(107)	(6)
Total	$13,379	13,293	86	1	$27,270	27,631	(361)	(1)
(1)Represents expenses for assets we lease to customers.
Second quarter 2025 vs. second quarter 2024
Personnel expense increased due to:
•higher revenue-related compensation expense; and
•a $77 million expense for a special award to employees;
partially offset by:
•the impact of efficiency initiatives.

Technology, telecommunications and equipment expense increased due to higher expense for the amortization of internally developed software, higher software maintenance and licenses expense, and hardware depreciation.

Operating losses decreased driven by lower expense for customer remediation activities that had lower estimated costs and complexity.

For additional information on operating losses, see Note 18 (Revenue and Expenses) to Financial Statements in this Report.

Professional and outside services expense decreased driven by lower expense for consulting projects related to our risk and control work, as well as efficiency initiatives to reduce our spending on consultants and contractors.
First half of 2025 vs. first half of 2024

Personnel expense increased due to:
•higher revenue-related compensation expense;
•a $77 million expense for a special award to employees; and
•higher expense for annual stock-based employee compensation;
partially offset by:
•the impact of efficiency initiatives.

Technology, telecommunications and equipment expense increased due to higher expense for the amortization of internally developed software, higher software maintenance and licenses expense, and hardware depreciation.

Operating losses decreased driven by lower expense for customer remediation activities that had lower estimated costs and complexity.

Professional and outside services expense decreased driven by lower expense for consulting projects related to our risk and control work, as well as efficiency initiatives to reduce our spending on consultants and contractors.
Other expense decreased reflecting lower FDIC assessment expense driven by a higher FDIC special assessment in the first half of 2024.

For additional information on the FDIC’s special assessment, see Note 18 (Revenue and Expenses) to Financial Statements in this Report.

Wells Fargo & Company	9

Earnings Performance (continued)
Income Tax Expense

Table 4: Income Tax Expense

	Quarter ended Jun 30,				Six months ended Jun 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income before income tax expense	$6,438	6,160	278	5%	$11,764	11,747	17	—%
Income tax expense	916	1,251	(335)	(27)	1,438	2,215	(777)	(35)
Effective income tax rate (1)	14.3%	20.3			12.2%	18.9
(1)Represents (i) Income tax expense (benefit) divided by (ii) Income (loss) before income tax expense (benefit) less Net income (loss) from noncontrolling interests.
The decrease in the effective income tax rate for the second quarter and first half of 2025, compared with the same periods a year ago, was driven by discrete tax benefits related to the resolution of prior period tax matters. The first half of 2025 also included the impact of the Company’s higher stock price on the annual vesting of stock-based employee compensation.

For additional information on income taxes, see Note 23 (Income Taxes) to Financial Statements in our 2024 Form 10-K.

10	Wells Fargo & Company

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
Table 5: Management Reporting Structure

Wells Fargo & Company

Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate

• Consumer, Small and Business Banking • Home Lending • Credit Card • Auto • Personal Lending	• Middle Market Banking • Asset-Based Lending and Leasing	• Banking • Commercial Real Estate • Markets	• Wells Fargo Advisors • The Private Bank	• Corporate Treasury • Enterprise Functions • Investment Portfolio • Venture capital and private equity investments • Non-strategic businesses

Wells Fargo & Company	11

Earnings Performance (continued)
Table 6 and the following discussion present our results by reportable operating segment. For additional information, see Note 17 (Operating Segments) to Financial Statements in this Report.
Table 6: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended June 30, 2025
Net interest income	$7,199	1,983	1,815	891	(103)	(77)	11,708
Noninterest income	2,029	950	2,858	3,007	662	(392)	9,114
Total revenue	9,228	2,933	4,673	3,898	559	(469)	20,822
Provision for credit losses	945	(43)	103	12	(12)	—	1,005
Noninterest expense	5,799	1,519	2,251	3,245	565	—	13,379
Income (loss) before income tax expense (benefit)	2,484	1,457	2,319	641	6	(469)	6,438
Income tax expense (benefit)	621	369	582	161	(348)	(469)	916
Net income before noncontrolling interests	1,863	1,088	1,737	480	354	—	5,522
Less: Net income from noncontrolling interests	—	2	—	—	26	—	28
Net income	$1,863	1,086	1,737	480	328	—	5,494
Quarter ended June 30, 2024
Net interest income	$7,024	2,281	1,945	906	(144)	(89)	11,923
Noninterest income	1,982	841	2,893	2,952	392	(294)	8,766
Total revenue	9,006	3,122	4,838	3,858	248	(383)	20,689
Provision for credit losses	932	29	285	(14)	4	—	1,236
Noninterest expense	5,701	1,506	2,170	3,193	723	—	13,293
Income (loss) before income tax expense (benefit)	2,373	1,587	2,383	679	(479)	(383)	6,160
Income tax expense (benefit)	596	402	598	195	(157)	(383)	1,251
Net income (loss) before noncontrolling interests	1,777	1,185	1,785	484	(322)	—	4,909
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(4)	—	(1)
Net income (loss)	$1,777	1,182	1,785	484	(318)	—	4,910
Six months ended June 30, 2025
Net interest income	$14,142	3,960	3,605	1,717	(67)	(154)	23,203
Noninterest income	3,999	1,898	6,132	6,055	449	(765)	17,768
Total revenue	18,141	5,858	9,737	7,772	382	(919)	40,971
Provision for credit losses	1,684	144	103	23	(17)	—	1,937
Noninterest expense	11,727	3,189	4,727	6,605	1,022	—	27,270
Income (loss) before income tax expense (benefit)	4,730	2,525	4,907	1,144	(623)	(919)	11,764
Income tax expense (benefit)	1,178	641	1,229	272	(963)	(919)	1,438
Net income before noncontrolling interests	3,552	1,884	3,678	872	340	—	10,326
Less: Net income (loss) from noncontrolling interests	—	4	—	—	(66)	—	(62)
Net income	$3,552	1,880	3,678	872	406	—	10,388
Six months ended June 30, 2024
Net interest income	$14,134	4,559	3,972	1,775	(112)	(178)	24,150
Noninterest income	3,963	1,715	5,848	5,825	683	(632)	17,402
Total revenue	18,097	6,274	9,820	7,600	571	(810)	41,552
Provision for credit losses	1,720	172	290	(11)	3	—	2,174
Noninterest expense	11,725	3,185	4,500	6,423	1,798	—	27,631
Income (loss) before income tax expense (benefit)	4,652	2,917	5,030	1,188	(1,230)	(810)	11,747
Income tax expense (benefit)	1,169	743	1,264	323	(474)	(810)	2,215
Net income (loss) before noncontrolling interests	3,483	2,174	3,766	865	(756)	—	9,532
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(3)	—	3
Net income (loss)	$3,483	2,168	3,766	865	(753)	—	9,529
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

12	Wells Fargo & Company

Consumer Banking and Lending offers diversified financial products and services for consumers and small businesses with annual sales generally up to $10 million. These financial products and services include checking and savings accounts, credit and debit cards, as well as home, auto, personal, and small business lending.

Table 6a and Table 6b provide additional information for Consumer Banking and Lending.
Table 6a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income Statement
Net interest income	$7,199	7,024	175	2%	$14,142	14,134	8	—%
Noninterest income:
Deposit-related fees	653	690	(37)	(5)	1,304	1,367	(63)	(5)
Card fees (1)	1,109	1,036	73	7	2,087	2,026	61	3
Mortgage banking	169	135	34	25	391	328	63	19
Other	98	121	(23)	(19)	217	242	(25)	(10)
Total noninterest income	2,029	1,982	47	2	3,999	3,963	36	1
Total revenue	9,228	9,006	222	2	18,141	18,097	44	—
Net charge-offs	818	907	(89)	(10)	1,695	1,788	(93)	(5)
Change in the allowance for credit losses	127	25	102	408	(11)	(68)	57	84
Provision for credit losses	945	932	13	1	1,684	1,720	(36)	(2)
Noninterest expense	5,799	5,701	98	2	11,727	11,725	2	—
Income before income tax expense	2,484	2,373	111	5	4,730	4,652	78	2
Income tax expense	621	596	25	4	1,178	1,169	9	1
Net income	$1,863	1,777	86	5	$3,552	3,483	69	2
Revenue by Line of Business
Consumer, Small and Business Banking	$6,288	6,129	159	3	$12,269	12,221	48	—
Consumer Lending:
Home Lending	821	823	(2)	—	1,687	1,687	—	—
Credit Card	1,588	1,452	136	9	3,112	2,948	164	6
Auto	241	282	(41)	(15)	478	582	(104)	(18)
Personal Lending	290	320	(30)	(9)	595	659	(64)	(10)
Total revenue	$9,228	9,006	222	2	$18,141	18,097	44	—

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (2)	15.9%	15.1			15.2%	14.8
Efficiency ratio (3)	63	63			65	65
Retail bank branches (#, period-end)	4,135	4,227		(2)
Digital active customers (# in millions, period-end) (4)	36.6	35.6		3
Mobile active customers (# in millions, period-end) (4)	32.1	30.8		4

Consumer, Small and Business Banking:
Deposit spread (5)	2.57%	2.50			2.52%	2.52
Debit card purchase volume ($ in billions) (6)	$133.6	128.2	5.4	4	$259.6	249.7	9.9	4
Debit card purchase transactions (# in millions) (6)	2,655	2,581		3	5,141	5,023		2
(continued on following page)

Wells Fargo & Company	13

Earnings Performance (continued)
(continued from previous page)

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$136	89	47	53%	$317	180	137	76%
Net gains on mortgage loan originations/sales	33	46	(13)	(28)	74	148	(74)	(50)
Total mortgage banking	$169	135	34	25	$391	328	63	19

Mortgage loan originations ($ in billions)	$7.4	5.3	2.1	40	$11.8	8.8	3.0	34
% of originations held for sale (HFS)	34.0%	38.6			35.6%	40.6
Third-party mortgage loans serviced ($ in billions, period-end) (7)	$455.5	512.8	(57.3)	(11)
Mortgage servicing rights (MSR) carrying value (period-end)	6,417	7,061	(644)	(9)
Home lending loans 30+ days delinquency rate (period-end) (8)(9)(10)	0.30	0.33

Credit Card:
Credit card purchase volume ($ in billions)	$46.4	42.9	3.5	8	$88.9	82.0	6.9	8
Credit card new accounts (# in thousands)	643	677		(5)	1,197	1,328		(10)
Credit card loans 30+ days delinquency rate (period-end) (9)(10)	2.64%	2.71
Credit card loans 90+ days delinquency rate (period-end) (9)(10)	1.32	1.40

Auto:
Auto loan originations ($ in billions)	$6.9	3.7	3.2	86	$11.5	7.8	3.7	47
Auto loans 30+ days delinquency rate (period-end) (9)(10)	1.72%	2.31
(1)In April 2025, we completed our acquisition of the remaining interest in our merchant services joint venture. Following the acquisition, the revenue from this business has been included in card fees. Prior to the acquisition, our share of the net earnings of the joint venture was included in other noninterest income.
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
(8)Excludes residential mortgage loans that are insured or guaranteed by U.S government agencies.
(9)Excludes loans held for sale.
(10)Delinquency balances exclude nonaccrual loans.
Second quarter 2025 vs. second quarter 2024

Revenue increased driven by:
•higher net interest income due to higher deposit balances; and
•higher mortgage banking income driven by lower fees related to portfolio run-off and servicing sales, which were more than offset by MSR valuation adjustments including for higher expected escrow balances.

Provision for credit losses reflected a higher allowance for credit card loans on higher loan balances, partially offset by lower net-charge-offs.

Noninterest expense increased driven by:
•higher branch personnel expense; and
•higher advertising expense;
partially offset by:
•lower operating losses; and
•the impact of efficiency initiatives.
First half of 2025 vs. first half of 2024

Revenue increased driven by:
•higher mortgage banking income driven by lower fees related to portfolio run-off and servicing sales, which were more than offset by MSR valuation adjustments including for higher expected escrow balances;
partially offset by:
•lower deposit-related fees driven by lower overdraft fees.

Provision for credit losses reflected lower net charge-offs, partially offset by a higher allowance for credit card loans on higher loan balances.

Noninterest expense increased slightly driven by:
•higher branch personnel expense; and
•higher advertising expense;
partially offset by:
•lower operating losses; and
•the impact of efficiency initiatives.

14	Wells Fargo & Company

Table 6b: Consumer Banking and Lending – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer, Small and Business Banking	$5,913	6,370	(457)	(7)%	$5,973	6,418	(445)	(7)%
Consumer Lending:
Home Lending	203,556	211,994	(8,438)	(4)	204,526	213,164	(8,638)	(4)
Credit Card	49,947	47,463	2,484	5	50,028	46,937	3,091	7
Auto	42,366	45,650	(3,284)	(7)	42,432	46,636	(4,204)	(9)
Personal Lending	13,651	14,462	(811)	(6)	13,776	14,679	(903)	(6)
Total loans	$315,433	325,939	(10,506)	(3)	$316,735	327,834	(11,099)	(3)
Total deposits	781,384	778,228	3,156	—	780,000	775,738	4,262	1
Allocated capital	45,500	45,500	—	—	45,500	45,500	—	—

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer, Small and Business Banking	$6,033	6,513	(480)	(7)
Consumer Lending:
Home Lending	203,062	211,172	(8,110)	(4)
Credit Card	50,084	48,400	1,684	3
Auto	43,373	44,780	(1,407)	(3)
Personal Lending	13,790	14,495	(705)	(5)
Total loans	$316,342	325,360	(9,018)	(3)
Total deposits	780,978	781,817	(839)	—
Second quarter and first half of 2025 vs. second quarter and first half of 2024
Total loans (average and period-end) decreased due to:
•a decline in loan balances in our Home Lending business, reflecting paydowns of legacy residential mortgage loans; and
•a decline in loan balances in our Auto business;
partially offset by:
•an increase in loan balances in our Credit Card business due to higher purchase volume and the impact of new product launches.

Wells Fargo & Company	15

Earnings Performance (continued)
Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management.
Table 6c and Table 6d provide additional information for Commercial Banking.
Table 6c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income Statement
Net interest income	$1,983	2,281	(298)	(13)%	$3,960	4,559	(599)	(13)%
Noninterest income:
Deposit-related fees	324	290	34	12	659	574	85	15
Lending-related fees	138	139	(1)	(1)	274	277	(3)	(1)
Lease income	116	133	(17)	(13)	239	282	(43)	(15)
Other	372	279	93	33	726	582	144	25
Total noninterest income	950	841	109	13	1,898	1,715	183	11
Total revenue	2,933	3,122	(189)	(6)	5,858	6,274	(416)	(7)
Net charge-offs	98	97	1	1	139	172	(33)	(19)
Change in the allowance for credit losses	(141)	(68)	(73)	NM	5	—	5	NM
Provision for credit losses	(43)	29	(72)	NM	144	172	(28)	(16)
Noninterest expense	1,519	1,506	13	1	3,189	3,185	4	—
Income before income tax expense	1,457	1,587	(130)	(8)	2,525	2,917	(392)	(13)
Income tax expense	369	402	(33)	(8)	641	743	(102)	(14)
Less: Net income from noncontrolling interests	2	3	(1)	(33)	4	6	(2)	(33)
Net income	$1,086	1,182	(96)	(8)	$1,880	2,168	(288)	(13)

Revenue by Product
Lending and leasing	$1,262	1,308	(46)	(4)	$2,529	2,617	(88)	(3)
Treasury management and payments	1,250	1,412	(162)	(11)	2,510	2,833	(323)	(11)
Other	421	402	19	5	819	824	(5)	(1)
Total revenue	$2,933	3,122	(189)	(6)	$5,858	6,274	(416)	(7)

Selected Metrics
Return on allocated capital	15.8%	17.3			13.6%	15.8
Efficiency ratio	52	48			54	51
NM – Not meaningful
Second quarter 2025 vs. second quarter 2024
Revenue decreased driven by:
•lower net interest income reflecting the impact of lower interest rates, partially offset by lower deposit pricing and higher deposit and loan balances;
partially offset by:
•higher other noninterest income related to tax credit investments and higher treasury management fees.

Provision for credit losses reflected a decrease in allowance for credit losses.

Noninterest expense increased slightly due to higher operating costs, partially offset by lower personnel expense reflecting the impact of efficiency initiatives.
First half of 2025 vs. first half of 2024
Revenue decreased driven by:
•lower net interest income reflecting the impact of lower interest rates, partially offset by lower deposit pricing and higher deposit balances;
partially offset by:
•higher deposit-related fees reflecting higher treasury management fees on commercial accounts driven by lower earnings credits from a decrease in interest rates; and
•higher other noninterest income related to tax credit investments.

Noninterest expense increased slightly due to higher operating costs, partially offset by lower personnel expense reflecting the impact of efficiency initiatives.

16	Wells Fargo & Company

Table 6d: Commercial Banking – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$167,134	164,027	3,107	2%	$165,632	163,650	1,982	1%
Commercial real estate	44,373	44,990	(617)	(1)	44,485	45,143	(658)	(1)
Lease financing and other	14,954	15,406	(452)	(3)	15,023	15,379	(356)	(2)
Total loans	$226,461	224,423	2,038	1	$225,140	224,172	968	—
Total deposits	177,994	166,892	11,102	7	180,413	165,460	14,953	9
Allocated capital	26,000	26,000	—	—	26,000	26,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$169,958	165,878	4,080	2
Commercial real estate	44,484	44,978	(494)	(1)
Lease financing and other	15,102	15,617	(515)	(3)
Total loans	$229,544	226,473	3,071	1
Total deposits	179,848	168,979	10,869	6
Second quarter and first half of 2025 vs. second quarter and first half of 2024
Total deposits (average and period-end) increased driven by additions of deposits from new and existing customers.

Wells Fargo & Company	17

Earnings Performance (continued)
Corporate and Investment Banking delivers a suite of capital markets, banking, and financial products and services to corporate, commercial real estate, government and institutional clients globally. Products and services include corporate banking, investment banking, treasury management, commercial real estate lending and servicing, equity and fixed income solutions as well as sales, trading, and research capabilities.

Table 6e and Table 6f provide additional information for Corporate and Investment Banking.
Table 6e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income Statement
Net interest income	$1,815	1,945	(130)	(7)%	$3,605	3,972	(367)	(9)%
Noninterest income:
Deposit-related fees	266	263	3	1	541	525	16	3
Lending-related fees	209	205	4	2	410	408	2	—
Investment banking fees	700	634	66	10	1,465	1,281	184	14
Net gains from trading activities	1,229	1,387	(158)	(11)	2,576	2,792	(216)	(8)
Other	454	404	50	12	1,140	842	298	35
Total noninterest income	2,858	2,893	(35)	(1)	6,132	5,848	284	5
Total revenue	4,673	4,838	(165)	(3)	9,737	9,820	(83)	(1)
Net charge-offs	75	303	(228)	(75)	172	499	(327)	(66)
Change in the allowance for credit losses	28	(18)	46	256	(69)	(209)	140	67
Provision for credit losses	103	285	(182)	(64)	103	290	(187)	(64)
Noninterest expense	2,251	2,170	81	4	4,727	4,500	227	5
Income before income tax expense	2,319	2,383	(64)	(3)	4,907	5,030	(123)	(2)
Income tax expense	582	598	(16)	(3)	1,229	1,264	(35)	(3)
Net income	$1,737	1,785	(48)	(3)	$3,678	3,766	(88)	(2)

Revenue by Line of Business
Banking:
Lending	$601	688	(87)	(13)	$1,219	1,369	(150)	(11)
Treasury Management and Payments	611	687	(76)	(11)	1,229	1,373	(144)	(10)
Investment Banking	463	430	33	8	997	904	93	10
Total Banking	1,675	1,805	(130)	(7)	3,445	3,646	(201)	(6)
Commercial Real Estate	1,212	1,283	(71)	(6)	2,661	2,506	155	6
Markets:
Fixed Income, Currencies, and Commodities (FICC)	1,391	1,228	163	13	2,773	2,587	186	7
Equities	387	558	(171)	(31)	835	1,008	(173)	(17)
Credit Adjustment (CVA/DVA/FVA) and Other	1	7	(6)	(86)	(2)	26	(28)	NM
Total Markets	1,779	1,793	(14)	(1)	3,606	3,621	(15)	—
Other	7	(43)	50	116	25	47	(22)	(47)
Total revenue	$4,673	4,838	(165)	(3)	$9,737	9,820	(83)	(1)

Selected Metrics
Return on allocated capital	14.9%	15.4			15.9%	16.3
Efficiency ratio	48	45			49	46
NM – Not meaningful
Second quarter 2025 vs. second quarter 2024
Revenue decreased driven by:
•lower gains from trading activities due to lower revenue in equities as second quarter 2024 included a $122 million gain related to an exchange of shares of Visa Inc. Class B common stock, partially offset by higher revenue in foreign exchange and rates products; and
•lower net interest income driven by lower interest rates, partially offset by lower deposit pricing and higher deposit balances;
partially offset by:
•higher investment banking fees due to higher advisory fees.
Provision for credit losses reflected a lower allowance for commercial real estate loans on lower loan balances, partially offset by a higher allowance for commercial and industrial loans on higher loan balances.

Noninterest expense increased driven by higher incentive compensation expense and higher operating costs, partially offset by the impact of efficiency initiatives.

18	Wells Fargo & Company

First half of 2025 vs. first half of 2024

Revenue decreased driven by:
•lower net interest income driven by lower interest rates, partially offset by lower deposit pricing and higher deposit balances;
•lower gains from trading activities due to lower revenue in equities as second quarter 2024 included a $122 million gain related to an exchange of shares of Visa Inc. Class B common stock, partially offset by higher revenue in foreign exchange, commodities, and rates products; and
•lower lease income driven by a gain associated with the resolution of a legacy lease transaction in the first half of 2024;
partially offset by:
•a $263 million gain on the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025; and
•higher investment banking fees due to higher debt underwriting fees.
Provision for credit losses reflected a lower allowance for commercial real estate loans on lower loan balances, partially offset by a higher allowance for commercial and industrial loans on higher loan balances.

Noninterest expense increased driven by higher operating costs and incentive compensation expense, partially offset by the impact of efficiency initiatives.

Wells Fargo & Company	19

Earnings Performance (continued)
Table 6f: Corporate and Investment Banking – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$202,473	180,789	21,684	12%	$197,590	183,110	14,480	8%
Commercial real estate	83,413	94,998	(11,585)	(12)	84,020	96,405	(12,385)	(13)
Total loans	$285,886	275,787	10,099	4	$281,610	279,515	2,095	1
Loans by Line of Business:
Banking	$88,994	86,130	2,864	3	$87,768	88,513	(745)	(1)
Commercial Real Estate	117,917	128,107	(10,190)	(8)	117,619	129,908	(12,289)	(9)
Markets	78,975	61,550	17,425	28	76,223	61,094	15,129	25
Total loans	$285,886	275,787	10,099	4	$281,610	279,515	2,095	1
Trading-related assets:
Trading account securities	$149,301	136,101	13,200	10	$150,386	128,724	21,662	17
Reverse repurchase agreements/securities borrowed	101,894	64,896	36,998	57	99,546	63,876	35,670	56
Derivative assets	23,404	18,552	4,852	26	21,556	17,793	3,763	21
Total trading-related assets	$274,599	219,549	55,050	25	$271,488	210,393	61,095	29
Total assets	641,499	558,063	83,436	15	626,352	554,498	71,854	13
Total deposits	202,420	187,545	14,875	8	203,163	185,408	17,755	10
Allocated capital	44,000	44,000	—	—	44,000	44,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$208,161	181,441	26,720	15
Commercial real estate	82,417	93,889	(11,472)	(12)
Total loans	$290,578	275,330	15,248	6
Loans by Line of Business:
Banking	$90,999	84,054	6,945	8
Commercial Real Estate	117,233	126,080	(8,847)	(7)
Markets	82,346	65,196	17,150	26
Total loans	$290,578	275,330	15,248	6
Trading-related assets:
Trading account securities	$158,008	140,928	17,080	12
Reverse repurchase agreements/securities borrowed	100,268	70,615	29,653	42
Derivative assets	24,700	19,186	5,514	29
Total trading-related assets	$282,976	230,729	52,247	23
Total assets	658,029	565,334	92,695	16
Total deposits	208,048	200,920	7,128	4
Second quarter and first half of 2025 vs. second quarter and first half of 2024
Total loans (average and period-end) increased driven by commercial and industrial loan originations and draws on existing loan accounts exceeding loan payoffs.
Total trading-related assets (average and period-end) increased reflecting:
•an increased volume of reverse repurchase agreements; and
•higher trading account securities driven by growth across all asset classes.
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
offices, consumer bank branches, independent offices, and digitally through WellsTrade® and Intuitive Investor®.

Table 6g and Table 6h provide additional information for Wealth and Investment Management (WIM).
Table 6g: Wealth and Investment Management

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income Statement
Net interest income	$891	906	(15)	(2)%	$1,717	1,775	(58)	(3)%
Noninterest income:
Investment advisory and other asset-based fees	2,440	2,357	83	4	4,914	4,624	290	6
Commissions and brokerage services fees	511	521	(10)	(2)	1,045	1,066	(21)	(2)
Other	56	74	(18)	(24)	96	135	(39)	(29)
Total noninterest income	3,007	2,952	55	2	6,055	5,825	230	4
Total revenue	3,898	3,858	40	1	7,772	7,600	172	2
Net charge-offs	6	(2)	8	400	—	4	(4)	(100)
Change in the allowance for credit losses	6	(12)	18	150	23	(15)	38	253
Provision for credit losses	12	(14)	26	186	23	(11)	34	309
Noninterest expense	3,245	3,193	52	2	6,605	6,423	182	3
Income before income tax expense	641	679	(38)	(6)	1,144	1,188	(44)	(4)
Income tax expense	161	195	(34)	(17)	272	323	(51)	(16)
Net income	$480	484	(4)	(1)	$872	865	7	1

Selected Metrics
Return on allocated capital	28.7%	29.0			26.1%	25.8
Efficiency ratio	83	83			85	85
Client assets ($ in billions, period-end):
Advisory assets	$1,042	945	97	10
Other brokerage assets and deposits	1,304	1,255	49	4
Total client assets	$2,346	2,200	146	7

Selected Balance Sheet Data (average)
Total loans	$84,871	83,166	1,705	2	$84,609	82,824	1,785	2
Total deposits	123,611	102,843	20,768	20	123,495	102,158	21,337	21
Allocated capital	6,500	6,500	—	—	6,500	6,500	—	—

Selected Balance Sheet Data (period-end)
Total loans	$84,990	83,338	1,652	2
Total deposits	122,912	103,722	19,190	19
Second quarter and first half of 2025 vs. second quarter and first half of 2024
Revenue increased driven by:
•higher investment advisory and other asset-based fees driven by higher asset-based fees reflecting higher market valuations;
partially offset by:
•lower net interest income driven by the impact of lower interest rates, partially offset by higher deposit and loan balances.
Noninterest expense increased reflecting higher personnel expense driven by higher revenue-related compensation expense, partially offset by lower operating losses and the impact of efficiency initiatives.

Total deposits (average and period-end) increased driven by higher brokerage deposit balances.

Wells Fargo & Company	21

Earnings Performance (continued)
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

Table 6h presents advisory assets activity by WIM line of business. Management believes that advisory assets is a useful metric because it allows management, investors, and others to assess how changes in asset amounts may impact the generation of certain asset-based fees. For the second quarter of both 2025 and 2024, the average fee rate by account type ranged from 50 to 120 basis points.
Table 6h: WIM Advisory Assets

	Quarter ended				Six months ended
(in billions)	Balance, beginning of period	Inflows (outflows), net (1)	Market impact (2)	Balance, end of period	Balance, beginning of period	Inflows (outflows), net (1)	Market impact (2)	Balance, end of period
June 30, 2025
Client-directed (3)	$197.7	(0.7)	11.5	208.5	$205.7	(3.7)	6.5	208.5
Financial advisor-directed (4)	306.3	0.7	22.1	329.1	309.2	—	19.9	329.1
Separate accounts (5)	226.8	1.4	15.1	243.3	225.7	3.0	14.6	243.3
Mutual fund advisory (6)	83.9	(1.4)	5.5	88.0	85.7	(3.0)	5.3	88.0
Total Wells Fargo Advisors	$814.7	—	54.2	868.9	$826.3	(3.7)	46.3	868.9
The Private Bank (7)	165.3	(2.4)	9.9	172.8	171.4	(4.4)	5.8	172.8
Total WIM advisory assets	$980.0	(2.4)	64.1	1,041.7	$997.7	(8.1)	52.1	1,041.7
June 30, 2024
Client-directed (3)	$194.2	(1.0)	3.2	196.4	$185.3	(2.4)	13.5	196.4
Financial advisor-directed (4)	284.5	0.9	5.7	291.1	264.6	2.5	24.0	291.1
Separate accounts (5)	209.2	(0.1)	1.3	210.4	198.4	(0.2)	12.2	210.4
Mutual fund advisory (6)	86.7	(1.3)	0.3	85.7	83.3	(2.2)	4.6	85.7
Total Wells Fargo Advisors	$774.6	(1.5)	10.5	783.6	$731.6	(2.3)	54.3	783.6
The Private Bank (7)	164.2	(3.6)	0.9	161.5	159.5	(6.0)	8.0	161.5
Total WIM advisory assets	$938.8	(5.1)	11.4	945.1	$891.1	(8.3)	62.3	945.1
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
In May 2025, the Company announced it had entered into an agreement to sell the assets of its rail car leasing business. For additional information on our rail car leasing business included in Corporate, see the “Earnings Performance – Operating Segment Results – Corporate” section in our 2024 Form 10-K.

Table 6i and Table 6j provide additional information for Corporate.
Table 6i: Corporate – Income Statement

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income Statement
Net interest income	$(103)	(144)	41	28%	$(67)	(112)	45	40%
Noninterest income	662	392	270	69	449	683	(234)	(34)
Total revenue	559	248	311	125	382	571	(189)	(33)
Net charge-offs	—	(2)	2	100	—	(3)	3	100
Change in the allowance for credit losses	(12)	6	(18)	NM	(17)	6	(23)	NM
Provision for credit losses	(12)	4	(16)	NM	(17)	3	(20)	NM
Noninterest expense	565	723	(158)	(22)	1,022	1,798	(776)	(43)
Loss before income tax benefit	6	(479)	485	101	(623)	(1,230)	607	49
Income tax benefit	(348)	(157)	(191)	NM	(963)	(474)	(489)	NM
Less: Net income (loss) from noncontrolling interests (1)	26	(4)	30	750	(66)	(3)	(63)	NM
Net income (loss)	$328	(318)	646	203	$406	(753)	1,159	154
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests associated with our venture capital investments.
Second quarter 2025 vs. second quarter 2024
Revenue increased driven by a $253 million gain associated with our merchant services joint venture acquisition.

Noninterest expense decreased reflecting:
•lower FDIC assessment expense driven by a higher FDIC special assessment in second quarter 2024. For additional information on the FDIC special assessment, see Note 18 (Revenue and Expenses) to Financial Statements in this Report; and
•lower professional and outside services expense.
First half of 2025 vs. first half of 2024
Revenue decreased driven by:
•lower net gains from equity securities reflecting higher unrealized losses from our venture capital investments; and
•higher losses from debt securities due to the impact of a repositioning of our investment portfolio in first quarter 2025;
partially offset by:
•a $253 million gain associated with our merchant services joint venture acquisition.

Noninterest expense decreased reflecting:
•lower operating losses due to lower expense for customer remediation activities; and
•lower FDIC assessment expense driven by a higher FDIC special assessment in the first half of 2024.

Wells Fargo & Company	23

Earnings Performance (continued)
Table 6j: Corporate – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Selected Balance Sheet Data (average)
Available-for-sale debt securities	$172,879	131,822	41,057	31%	$167,186	127,308	39,878	31%
Held-to-maturity debt securities	220,364	251,100	(30,736)	(12)	223,521	254,094	(30,573)	(12)
Equity securities	15,493	15,571	(78)	(1)	15,446	15,765	(319)	(2)
Total assets	601,010	656,535	(55,525)	(8)	609,627	660,009	(50,382)	(8)
Total deposits	46,242	110,970	(64,728)	(58)	48,398	115,288	(66,890)	(58)

Selected Balance Sheet Data (period-end)
Available-for-sale debt securities	$176,235	138,087	38,148	28
Held-to-maturity debt securities	218,360	247,746	(29,386)	(12)
Equity securities	15,907	15,297	610	4
Total assets	624,556	670,494	(45,938)	(7)
Total deposits	48,917	110,456	(61,539)	(56)

Second quarter and first half of 2025 vs. second quarter and first half of 2024
Total assets (average and period-end) decreased reflecting a decrease in interest-earning deposits with banks that are managed by corporate treasury.

Total deposits (average and period-end) decreased driven by maturities of certificates of deposit (CDs) issued by corporate treasury.

24	Wells Fargo & Company

Balance Sheet Analysis
At June 30, 2025, our assets totaled $2.0 trillion, up $51.4 billion from December 31, 2024.

The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 7: Available-for-Sale and Held-to-Maturity Debt Securities

	June 30, 2025				December 31, 2024
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$190,284	(5,415)	184,869	7.3	$170,607	(7,629)	162,978	7.2
Held-to-maturity (3)	221,493	(37,714)	183,779	10.0	234,948	(41,169)	193,779	8.3
Total	$411,777	(43,129)	368,648	n/a	$405,555	(48,798)	356,757	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $30 million and $34 million related to available-for-sale debt securities and $106 million and $95 million related to held-to-maturity debt securities at June 30, 2025, and December 31, 2024, respectively.
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
The total net unrealized losses on AFS and HTM debt securities decreased from December 31, 2024, due to changes in interest rates and the realization of losses related to a repositioning of our AFS debt securities portfolio in first quarter 2025.

At June 30, 2025, 99% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades.

Wells Fargo & Company	25

Balance Sheet Analysis (continued)

Loan Portfolios
Table 8 provides a summary of total outstanding loans by portfolio segment. Commercial loans increased from December 31, 2024, driven by an increase in commercial and industrial loans as a result of increased originations and loan draws, partially offset by paydowns. Consumer loans decreased from December 31, 2024, driven by decreases in the residential mortgage portfolio due to paydowns exceeding originations and decreases in the credit card portfolio due to higher payments.
Table 8: Loan Portfolios

($ in millions)	Jun 30, 2025	Dec 31, 2024	$ Change	% Change
Commercial	$549,770	534,159	15,611	3%
Consumer	374,648	378,586	(3,938)	(1)
Total loans	$924,418	912,745	11,673	1
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

Deposits
Deposits decreased from December 31, 2024, reflecting:
•lower consumer and commercial deposits driven by seasonality; and
•lower time deposits due to maturities of CDs issued by corporate treasury.

Table 9 provides additional information regarding deposit balances. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report. Our average deposit cost in second quarter 2025 decreased to 1.52%, compared with 1.73% in fourth quarter 2024.
Table 9: Deposits

($ in millions)	Jun 30, 2025	% of total deposits	Dec 31, 2024	% of total deposits	$ Change	% Change
Noninterest-bearing demand deposits	$370,844	28%	$383,616	28%	$(12,772)	(3)%
Interest-bearing demand deposits	482,231	36	473,738	35	8,493	2
Savings deposits	350,177	26	359,731	26	(9,554)	(3)
Time deposits	132,009	10	137,128	10	(5,119)	(4)
Interest-bearing deposits in non-U.S. offices	5,442	—	17,591	1	(12,149)	(69)
Total deposits	$1,340,703	100%	$1,371,804	100%	$(31,101)	(2)

26	Wells Fargo & Company

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

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Jun 30, 2025	Dec 31, 2024
Commercial and industrial	$402,150	381,241
Commercial real estate	132,560	136,505
Lease financing	15,060	16,413
Total commercial	549,770	534,159
Residential mortgage	245,755	250,269
Credit card	55,318	56,542
Auto	42,878	42,367
Other consumer	30,697	29,408
Total consumer	374,648	378,586
Total loans	$924,418	912,745
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
Credit Quality Overview.  Table 11 provides credit quality trends.
Table 11: Credit Quality Overview

($ in millions)	Jun 30, 2025	Dec 31, 2024
Nonaccrual loans
Commercial loans	$4,563	4,618
Consumer loans	3,194	3,112
Total nonaccrual loans	$7,757	7,730
Nonaccrual loans as a % of total loans	0.84%	0.85

Allowance for credit losses (ACL) for loans	$14,568	14,636
ACL for loans as a % of total loans	1.58%	1.60

	Quarter ended June 30,
	2025	2024
Net loan charge-offs as a % of (1):
Average commercial loans	0.18%	0.35
Average consumer loans	0.81	0.88

	Six months ended June 30,
	2025	2024
Average commercial loans	0.17%	0.30
Average consumer loans	0.83	0.86
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
The following discussion provides additional information and analysis of our loan portfolios. See Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit information.

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

28	Wells Fargo & Company

We had $16.5 billion of the commercial and industrial loans and lease financing portfolio classified as criticized in accordance with regulatory guidance at both June 30, 2025, and December 31, 2024.

The portfolio increased at June 30, 2025, compared with December 31, 2024, as a result of increased originations and loan draws, partially offset by paydowns. Table 12 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry

	June 30, 2025				December 31, 2024
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)(2)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)(2)
Financials except banks	$26	169,977	18%	$275,508	24	156,831	17%	$255,576
Technology, telecom and media	47	25,053	3	62,361	106	23,590	3	61,813
Real estate and construction	84	28,421	3	58,893	92	24,839	3	52,741
Equipment, machinery and parts manufacturing	30	25,578	3	50,479	35	25,135	3	51,150
Retail	153	18,129	2	45,153	91	17,709	2	43,374
Food and beverage manufacturing	10	17,285	2	34,365	9	16,665	2	35,079
Materials and commodities	147	14,288	2	33,560	100	13,624	1	37,365
Auto related	6	16,647	2	31,249	8	16,507	2	30,537
Health care and pharmaceuticals	72	14,237	2	31,205	27	13,620	1	30,726
Oil, gas and pipelines	3	9,473	1	28,892	3	10,503	1	30,486
Diversified or miscellaneous	74	11,159	1	27,328	9	9,115	*	22,847
Commercial services	77	11,080	1	27,115	78	11,152	1	26,968
Utilities	1	7,465	*	26,101	—	6,641	*	24,735
Entertainment and recreation	29	12,790	1	19,116	53	12,672	1	19,691
Insurance and fiduciaries	1	5,509	*	17,536	2	4,368	*	15,753
Transportation services	150	8,449	*	15,793	154	9,560	1	16,477
Other (3)	97	21,670	*	40,264	56	25,123	*	44,324
Total	$1,007	417,210	46%	$824,918	847	397,654	44%	$799,642
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit and discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)We use credit derivatives, which had notional amounts of $8.0 billion and $1.7 billion at June 30, 2025, and December 31, 2024, respectively, to hedge certain loan exposures. These amounts are not shown as reductions to total commitments. For additional information on credit derivatives, see Note 11 (Derivatives) to Financial Statements in this Report.
(3)No other single industry had total loans in excess of $7.0 billion and $7.8 billion at June 30, 2025, and December 31, 2024, respectively.
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
Table 12a: Financials Except Banks Industry Category

	June 30, 2025				December 31, 2024
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Asset managers and funds (2)	$1	66,830	7%	$115,962	1	59,847	6%	$106,926
Commercial finance (3)	13	53,573	6	91,401	2	51,786	6	84,652
Consumer finance (4)	1	22,552	2	37,321	5	20,840	2	34,669
Real estate finance (5)	11	27,022	3	30,824	16	24,358	3	29,329
Total	$26	169,977	18%	$275,508	24	156,831	17%	$255,576
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
(3)Includes asset-based lending and leasing, including loans to special purpose entities, loans to commercial leasing entities, structured lending facilities to commercial loan managers, and also includes collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $2.8 billion and $3.7 billion at June 30, 2025, and December 31, 2024, respectively.
(4)Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
(5)Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.

Wells Fargo & Company	29

Risk Management – Credit Risk Management (continued)

Our commercial and industrial loans and lease financing portfolio included non-U.S. loans of $67.8 billion and $62.6 billion at June 30, 2025, and December 31, 2024, respectively. Significant industry concentrations of non-U.S. loans at June 30, 2025, and December 31, 2024, respectively, included:
•$43.4 billion and $36.3 billion in the financials except banks industry;
•$5.1 billion and $7.4 billion in the banks industry; and
•$1.7 billion and $2.3 billion in the oil, gas and pipelines industry.

COMMERCIAL REAL ESTATE (CRE).  Our CRE loan portfolio is composed of CRE mortgage and CRE construction loans. The total CRE loan portfolio decreased $3.9 billion from December 31, 2024, as paydowns exceeded originations and advances. Unfunded credit commitments at June 30, 2025, and December 31, 2024, were $5.7 billion and $5.4 billion, respectively, for CRE mortgage loans and $5.7 billion and $7.1 billion, respectively, for CRE construction loans.
The portfolio is diversified both geographically and by property type. The largest geographic concentrations of CRE loans are in
California, New York, Florida, and Texas, which represented a combined 48% of the total CRE portfolio. The largest property type concentrations are apartments at 29% and office at 19% of the portfolio at June 30, 2025, with loans in California and New York representing approximately 40% of the office property type at both June 30, 2025, and December 31, 2024. We continue to closely monitor the credit quality of the office property type given weakened demand for office space.
We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. We had $15.9 billion of CRE mortgage loans classified as criticized in accordance with regulatory guidance at June 30, 2025, compared with $17.8 billion at December 31, 2024. We had $1.6 billion of CRE construction loans classified as criticized in accordance with regulatory guidance at June 30, 2025, compared with $1.5 billion at December 31, 2024. The decrease in criticized CRE mortgage loans was primarily driven by the apartments, hotel/motel, and office property types.

Table 13 provides our CRE loans by state and property type.
Table 13: CRE Loans by State and Property Type

					June 30, 2025				December 31, 2024
	Real estate mortgage		Real estate construction		Total commercial real estate				Total commercial real estate
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Loans as % of total loans	Total commitments (1)	Loans outstanding balance	Total commitments (1)
By state:
California	$1,095	23,625	—	2,754	1,095	26,379	3%	$29,278	27,999	30,802
New York	484	12,764	—	2,422	484	15,186	2	15,663	15,481	16,225
Florida	51	8,639	—	2,726	51	11,365	1	12,480	11,078	12,081
Texas	296	9,240	—	1,423	296	10,663	1	11,238	10,967	11,808
Arizona	8	4,639	—	519	8	5,158	*	5,942	5,323	6,129
Other (2)	1,596	54,490	26	9,319	1,622	63,809	5	69,399	65,657	71,965
Total	$3,530	113,397	26	19,163	3,556	132,560	14%	$144,000	136,505	149,010
By property:
Apartments	$353	27,958	25	10,952	378	38,910	4%	$43,085	39,758	44,783
Office	2,532	22,841	—	2,378	2,532	25,219	3	26,400	27,380	28,768
Industrial/warehouse	46	21,020	—	2,465	46	23,485	3	25,736	24,038	26,178
Hotel/motel	253	11,255	—	750	253	12,005	1	12,358	11,506	12,015
Retail (excl shopping center)	103	11,065	1	110	104	11,175	1	12,056	11,345	11,951
Shopping center	60	7,820	—	160	60	7,980	*	8,414	8,113	8,571
Institutional	13	4,238	—	867	13	5,105	*	5,357	5,186	5,524
Other	170	7,200	—	1,481	170	8,681	*	10,594	9,179	11,220
Total	$3,530	113,397	26	19,163	3,556	132,560	14%	$144,000	136,505	149,010
*    Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes 45 states and non-U.S. loans. No state in Other had loans in excess of $5.0 billion and $5.9 billion at June 30, 2025, and December 31, 2024, respectively. Non-U.S. loans were $5.3 billion and $5.1 billion at June 30, 2025, and December 31, 2024, respectively.

30	Wells Fargo & Company

NON-U.S. LOANS. Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At June 30, 2025, non-U.S. loans totaled $73.2 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $67.9 billion, or approximately 7% of our total consolidated loans outstanding, at December 31, 2024. Non-U.S. loans were approximately 4% of our total consolidated assets at both June 30, 2025, and December 31, 2024.

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
Our largest single country exposure outside the U.S. at June 30, 2025, was the United Kingdom, which totaled $31.5 billion, or approximately 2% of our total assets, of which $4.2 billion were sovereign exposures and included deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

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
Table 14: Top 20 Country Exposures (1)

	June 30, 2025					December 31, 2024
(in millions)	Deposits with banks (2)	Lending	Securities	Derivatives and other	Total (3)	Total (4)
United Kingdom	$4,817	23,383	57	3,199	31,456	28,079
Canada	1,370	14,092	2,449	1,134	19,045	16,971
Japan	11,267	632	49	62	12,010	16,027
Luxembourg	260	9,092	29	534	9,915	8,456
Cayman Islands	—	6,626	—	453	7,079	8,011
Ireland	12	5,687	166	368	6,233	5,597
Germany	594	3,247	629	156	4,626	3,337
Guernsey	—	4,537	1	42	4,580	2,855
France	55	3,665	176	210	4,106	4,183
Bermuda	—	3,291	130	84	3,505	3,730
Netherlands	—	2,504	89	249	2,842	2,465
Switzerland	146	940	40	595	1,721	1,842
Australia	71	1,102	282	206	1,661	1,191
South Korea	2	1,237	(39)	124	1,324	1,502
Hong Kong	80	371	850	7	1,308	1,226
Chile	—	1,064	174	1	1,239	1,372
China	123	435	438	197	1,193	1,682
Jersey	—	735	231	208	1,174	925
Spain	1	821	56	264	1,142	868
Belgium	411	586	(68)	1	930	738
Total	$19,209	84,047	5,739	8,094	117,089	111,057
(1)Top 20 country exposures reflected 89% and 90% of our total non-U.S. exposure at June 30, 2025 and December 31, 2024, respectively.
(2)Primarily deposited with central banks.
(3)Top 20 country exposures to central banks and financial institutions was $66.9 billion.
(4)The 2024 exposures correspond to the ranking of the top 20 country exposures at June 30, 2025, and do not necessarily reflect our top 20 country exposures at December 31, 2024.

Wells Fargo & Company	31

Risk Management – Credit Risk Management (continued)

RESIDENTIAL MORTGAGE LOANS. Our residential mortgage loan portfolio is composed of 1–4 family first and junior lien mortgage loans. Junior lien mortgage loans consist of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. Residential mortgage – first lien loans represented 97% of the total residential mortgage loan portfolio at June 30, 2025, compared with 96% at December 31, 2024.

The residential mortgage loan portfolio includes loans with adjustable-rate features. We monitor the risk of default as a result of interest rate increases on adjustable-rate mortgage (ARM) loans, which may be mitigated by product features that limit the amount of the increase in the contractual interest rate. The default risk of these loans is considered in our ACL for loans. ARM loans were $67.9 billion, or 7% of total loans, at June 30, 2025, compared with $66.3 billion, or 7% of total loans, at December 31, 2024, with an initial reset date in 2027 or later for the majority of this portfolio at June 30, 2025. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.

The outstanding balance of residential mortgage lines of credit (both first and junior lien) was $11.3 billion at June 30, 2025, compared with $12.4 billion at December 31, 2024. The unfunded credit commitments for these lines of credit totaled $19.2 billion at June 30, 2025, compared with $22.5 billion at December 31, 2024. For additional information on our residential mortgage loan portfolio, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2024 Form 10-K.
We monitor changes in real estate values and underlying economic or market conditions for the geographic areas of our residential mortgage loan portfolio as part of our credit risk management process. Our periodic review of this portfolio includes estimating property values using Home Price Index (HPI) or automated valuation models (AVMs). For additional information about our use of appraisals and AVMs, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2024 Form 10-K.

Part of our credit monitoring includes tracking delinquency, current Fair Isaac Corporation (FICO) credit scores, and loan to collateral values (LTV) on the entire residential mortgage loan portfolio. For junior lien mortgages, LTV uses the total combined loan balance of first and junior lien mortgages, including unused line of credit amounts. For additional information regarding credit quality indicators, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

We continue to modify residential mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For additional information on loan modifications, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2024 Form 10-K.

Our residential mortgage loan portfolio decreased $4.5 billion from December 31, 2024, due to loan paydowns, partially offset by originations. Table 15 shows the outstanding balances of our first and junior lien mortgage loan portfolios.
Table 15: Residential Mortgage Loans

	June 30, 2025		December 31, 2024
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
California (1)	$107,723	12%	$108,000	12%
New York	30,416	3	30,777	3
Washington	10,594	1	10,621	1
New Jersey	9,613	1	9,841	1
Florida	9,110	1	9,368	1
Other (2)	63,265	7	65,336	7
Government insured/guaranteed loans (3)	6,599	1	7,097	1
Total first lien mortgage portfolio	$237,320	26%	$241,040	26%
Total junior lien mortgage portfolio (4)	8,435	1	9,229	1
Total residential mortgage loan portfolio	$245,755	27%	$250,269	27%
(1)Our first lien mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans.
(2)Consists of 45 states; no state in Other had loans in excess of $6.6 billion and $6.9 billion at June 30, 2025, and December 31, 2024, respectively.
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
(4)Includes loans of $2.6 billion and $2.7 billion in California and no other state had loans in excess of $820 million and $1.0 billion at June 30, 2025, and December 31, 2024, respectively.

32	Wells Fargo & Company

CREDIT CARD, AUTO, AND OTHER CONSUMER LOANS. Table 16 shows the outstanding balance of our credit card, auto, and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 16: Credit Card, Auto, and Other Consumer Loans

	June 30, 2025		December 31, 2024
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$55,318	6%	$56,542	6%
Auto	42,878	4	42,367	5
Other consumer (1)	30,697	3	29,408	3
Total	$128,893	13%	$128,317	14%
(1)Includes $23.1 billion and $21.4 billion at June 30, 2025, and December 31, 2024, respectively, of securities-based loans originated by the WIM operating segment.
Credit Card.  The decrease in the outstanding balance at June 30, 2025, compared with December 31, 2024, was due to higher payments.

Auto.  The increase in the outstanding balance at June 30, 2025, compared with December 31, 2024, was due to loan originations exceeding paydowns.
Other Consumer.  The increase in the outstanding balance at June 30, 2025, compared with December 31, 2024, was due to an increase in securities-based lending in our WIM operating segment.
NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS). For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2024 Form 10-K. Table 17 summarizes nonperforming assets.
Table 17: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Jun 30, 2025	Dec 31, 2024
Nonaccrual loans:
Commercial and industrial	$925	763
Commercial real estate	3,556	3,771
Lease financing	82	84
Total commercial	4,563	4,618
Residential mortgage (1)	3,090	2,991
Auto	76	89
Other consumer	28	32
Total consumer	3,194	3,112
Total nonaccrual loans	$7,757	7,730
As a percentage of total loans	0.84%	0.85
Foreclosed assets:
Government insured/guaranteed (2)	$7	3
Commercial	170	169
Consumer	30	34
Total foreclosed assets	207	206
Total nonperforming assets	$7,964	7,936
As a percentage of total loans	0.86%	0.87
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
Total nonaccrual loans increased $27 million from December 31, 2024, driven by increases in commercial and industrial and residential mortgage nonaccrual loans.

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
Table 18: Analysis of Changes in Nonaccrual Loans

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Commercial nonaccrual loans
Balance, beginning of period	$4,883	4,739	$4,618	4,914
Inflows	1,067	1,765	2,199	2,539
Outflows:
Returned to accruing	(274)	(366)	(341)	(519)
Foreclosures	—	(58)	—	(58)
Charge-offs	(305)	(500)	(537)	(853)
Payments, sales and other	(808)	(419)	(1,376)	(862)
Total outflows	(1,387)	(1,343)	(2,254)	(2,292)
Balance, end of period	4,563	5,161	4,563	5,161
Consumer nonaccrual loans
Balance, beginning of period	3,095	3,336	3,112	3,342
Inflows	435	321	700	663
Outflows:
Returned to accruing	(128)	(180)	(241)	(321)
Foreclosures	(18)	(18)	(40)	(42)
Charge-offs	(37)	(21)	(52)	(51)
Payments, sales and other	(153)	(165)	(285)	(318)
Total outflows	(336)	(384)	(618)	(732)
Balance, end of period	3,194	3,273	3,194	3,273
Total nonaccrual loans	$7,757	8,434	$7,757	8,434
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at June 30, 2025:
•96% of total commercial nonaccrual loans were secured, predominantly by real estate.
•61% of total commercial nonaccrual loans were current on interest and 50% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans were secured, of which 97% were secured by real estate and 98% had an LTV ratio of 80% or less.
•$411 million of the $519 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

34	Wells Fargo & Company

NET CHARGE-OFFS. Table 19 presents net loan charge-offs.

Table 19: Net Loan Charge-offs

	Quarter ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
($ in millions)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)
Commercial and industrial	$179	0.18%	$188	0.20%	$287	0.15%	$336	0.18%
Commercial real estate	61	0.18	271	0.74	156	0.23	458	0.62
Lease financing	7	0.17	9	0.21	15	0.19	15	0.17
Total commercial	247	0.18	468	0.35	458	0.17	809	0.30
Residential mortgage	(3)	—	(19)	(0.03)	(18)	(0.01)	(32)	(0.02)
Credit card	622	4.54	649	4.96	1,272	4.65	1,226	4.72
Auto	30	0.29	79	0.70	94	0.45	191	0.83
Other consumer	101	1.35	124	1.77	200	1.37	256	1.82
Total consumer	750	0.81	833	0.88	1,548	0.83	1,641	0.86
Total	$997	0.44%	$1,301	0.57%	$2,006	0.44%	$2,450	0.53%
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
The decrease in commercial net loan charge-offs in second quarter 2025, compared with the same period a year ago, was due to lower losses in our commercial real estate portfolio driven by the office property type.

The decrease in consumer net loan charge-offs in second quarter 2025, compared with the same period a year ago, was due to lower losses in our auto, credit card, and other consumer portfolios.

Wells Fargo & Company	35

Risk Management – Credit Risk Management (continued)

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

Table 20 presents the allocation of the ACL for loans by loan portfolio segment and class.
Table 20: Allocation of the ACL for Loans

	June 30, 2025			December 31, 2024
($ in millions)	ACL	ACL as % of loan class	Loans as % of total loans	ACL	ACL as % of loan class	Loans as % of total loans
Commercial and industrial	$4,306	1.07%	44	$4,151	1.09%	42
Commercial real estate	3,317	2.50	14	3,583	2.62	15
Lease financing	212	1.41	2	212	1.29	2
Total commercial	7,835	1.43	60	7,946	1.49	59
Residential mortgage (1)	568	0.23	27	541	0.22	27
Credit card	4,910	8.88	6	4,869	8.61	6
Auto	657	1.53	4	636	1.50	5
Other consumer	598	1.95	3	644	2.19	3
Total consumer	6,733	1.80	40	6,690	1.77	41
Total	$14,568	1.58%	100	$14,636	1.60%	100
Components:
Allowance for loan losses			$13,961			14,183
Allowance for unfunded credit commitments			607			453
Allowance for credit losses			$14,568			14,636
Ratio of allowance for loan losses to total net loan charge-offs (2)			3.49x			2.97
Ratio of allowance for loan losses to total nonaccrual loans			1.80			1.83
Allowance for loan losses as a percentage of total loans			1.51%			1.55
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
(2)Total net loan charge-offs are annualized for the quarter ended June 30, 2025.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 20 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.

The ACL for loans decreased $68 million from December 31, 2024, reflecting a lower allowance for commercial real estate loans, partially offset by a higher allowance for commercial and industrial loans. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

36	Wells Fargo & Company

We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. We weighted the base scenario and the downside scenarios in our estimate of the ACL for loans at June 30, 2025. The base scenario assumed uncertainty related to trade policies, increased inflation along with slowing economic growth, increased unemployment rates, and a decline in commercial real estate prices. The downside scenarios assumed a more substantial economic contraction due to lower business and consumer confidence, declining property values, and uncertainty related to trade policies.

Additionally, we consider qualitative factors that represent management’s judgment of risks related to our processes and assumptions used in establishing the ACL such as economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and emerging risk assessments.

The forecasted key economic variables used in our estimate of the ACL for loans at June 30, 2025, and March 31, 2025, are presented in Table 21.

Table 21: Forecasted Key Economic Variables

	4Q 2025	2Q 2026	4Q 2026
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
June 30, 2025	4.6%	5.2	5.8
March 31, 2025	4.7	5.3	5.6

U.S. real GDP (2):
June 30, 2025	(1.5)	(1.1)	0.9
March 31, 2025	(0.2)	0.6	1.7

Home price index (3):
June 30, 2025	(1.9)	(5.7)	(6.0)
March 31, 2025	(1.8)	(3.4)	(3.5)

Commercial real estate asset prices (3):
June 30, 2025	(7.4)	(10.2)	(7.6)
March 31, 2025	(8.9)	(9.1)	(5.9)
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

We believe the ACL for loans of $14.6 billion at June 30, 2025, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant
Accounting Policies) to Financial Statements in our 2024 Form 10-K.

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

Loans repurchased from GNMA securitization pools that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. At June 30, 2025, and December 31, 2024, these loans, which we have repurchased or have the unilateral option to repurchase, were $7.1 billion and $7.5 billion, respectively, which included $6.6 billion and $7.1 billion, respectively, in loans held for investment, with the remainder in loans held for sale. See Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report for additional information about our involvement with mortgage loan securitizations.

For additional information about the risks related to our servicing activities, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2024 Form 10-K. For additional information on mortgage banking activities, see Note 6 (Mortgage Banking Activities) to Financial Statements in this Report.

Wells Fargo & Company	37

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
Table 22: Net Interest Income Sensitivity Over the Next 12 Months Using Instantaneous Movements

($ in billions)	Jun 30, 2025	Dec 31, 2024
Parallel shift (1):
+100 bps shift in interest rates	$1.8	1.3
-100 bps shift in interest rates	(2.1)	(2.2)
-200 bps shift in interest rates	(4.6)	(4.4)

Steeper yield curve (1):
+100 bps shift in long-term interest rates	0.4	0.4
-100 bps shift in short-term interest rates	(1.6)	(1.8)

Flatter yield curve (1):
+100 bps shift in short-term interest rates	1.3	0.9
-100 bps shift in long-term interest rates	(0.4)	(0.4)
(1)In first quarter 2025, we made an update to exclude the net interest income sensitivity for trading-related assets and liabilities of our CIB Markets trading business. Prior period amounts have been revised to conform with the current period presentation.
The changes in our interest rate sensitivity from December 31, 2024, to June 30, 2025, reflected updates for our expected balance sheet composition. Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income. The realized impact of interest rate changes may vary from our base and hypothetical scenarios for various reasons, including any deposit pricing lags.

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

38	Wells Fargo & Company

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

Wells Fargo & Company	39

Risk Management – Asset/Liability Management (continued)
Table 23: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	June 30, 2025 (1)			March 31, 2025			June 30, 2024
(in millions)	Average	Low	High	Average	Low	High	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$20	14	36	46	37	55	29	23	36
Interest rate	3	2	7	33	26	45	24	16	32
Equity	20	14	28	23	16	29	20	15	24
Commodity	3	1	4	2	1	7	4	2	11
Foreign exchange	5	3	7	1	1	3	1	0	2
Diversification benefit (2)	(21)			(80)			(49)
Company Trading General VaR	$30			25			29
(1)In second quarter 2025, we changed our approach for allocating VaR by risk category to align the primary product class of a trading position to a single risk category. Previously, products with multiple risks were allocated across several risk categories. This change did not affect the underlying assumptions, parameters, or the VaR model itself.
(2)The diversification effect arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone. The diversification benefit is not meaningful for low and high metrics since they may occur on different days.
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

We are also subject to a rule issued by the FRB, OCC and FDIC that establishes a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company and to our IDIs with total assets of $10 billion or more. As of June 30, 2025, we were compliant with the NSFR requirement.

40	Wells Fargo & Company

Liquidity Coverage Ratio. As of June 30, 2025, the Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.
Table 24 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.
Table 24: Liquidity Coverage Ratio

	Average for quarter ended
(in millions, except ratio)	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024
HQLA (1):
Eligible cash	$131,453	144,728	190,761
Eligible securities (2)	236,155	227,020	165,530
Total HQLA	367,608	371,748	356,291
Projected net cash outflows (3)	303,111	297,553	286,631
LCR	121%	125	124
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
Liquidity Sources. As of June 30, 2025, the Company had approximately $838.1 billion of total available liquidity sources. Table 25 presents the components of our available liquidity sources.

We maintain primary sources of liquidity in the form of central bank deposits and high-quality liquid debt securities, which collectively totaled $486.5 billion as of June 30, 2025. Our high-quality liquid debt securities presented in Table 25 are substantially the same in composition as HQLA eligible securities under the LCR rule; however, they will generally exceed HQLA eligible securities due to the applicable LCR haircuts and the exclusion of LCR adjustments for excess liquidity that is not transferable from certain subsidiaries.
We believe our high-quality liquid debt securities provide reliable sources of liquidity through sales or by pledging to obtain financing, in both normal and stressed market conditions. High-quality liquid debt securities include AFS, HTM, and trading debt securities, as well as debt securities received through securities financing activities.

As of June 30, 2025, we had approximately $592.5 billion of borrowing capacity at the Federal Reserve Discount Window and Federal Home Loan Banks (FHLB). This borrowing capacity included $240.9 billion related to pledged high-quality liquid debt securities within our primary sources of liquidity and $351.6 billion related to pledged loans and other debt securities within our contingent sources of liquidity.
Table 25: Total Available Liquidity Sources

(in millions)	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024
Primary sources of liquidity:
Central bank deposits	$155,384	137,815	195,667
High-quality liquid debt securities (1)	331,076	380,073	330,345
Total	486,460	517,888	526,012
Contingent sources of liquidity (2):
Pledged loans and other	351,602	361,140	342,527
Total available liquidity	$838,062	879,028	868,539
(1)Presented at fair value and includes unencumbered securities.
(2)Presented at borrowing capacity, net of haircuts.

Wells Fargo & Company	41

Risk Management – Asset/Liability Management (continued)
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

Deposits have historically provided a sizable source of relatively low-cost funds. Loans were 69% and 67% of total deposits at June 30, 2025, and December 31, 2024, respectively.
Table 26 presents a summary of our short-term borrowings, which generally mature in less than 30 days. The balances of securities loaned or sold under agreements to repurchase may vary over time due to client activity in the CIB Markets business, our own demand for financing, and our overall mix of liabilities. For additional information on the classification of our short-term borrowings, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2024 Form 10-K. We pledge certain financial instruments that we own to collateralize repurchase agreements and other securities financings, as well as borrowings from the FHLB. For additional information, see the “Pledged Assets” section of Note 16 (Pledged Assets and Collateral) to Financial Statements in this Report.
Table 26: Short-Term Borrowings

(in millions)	Jun 30, 2025	Dec 31, 2024
Securities sold under agreements to repurchase	$154,011	87,972
Securities loaned	7,592	7,247
Other short-term borrowings	26,392	13,587
Total	$187,995	108,806
We access domestic and international capital markets for long-term funding through issuances of registered debt securities, private placements, securitizations, and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes unless otherwise specified in the applicable prospectus or prospectus supplement, and we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise. We issued $5.2 billion of long-term debt in July 2025. Table 27 provides the aggregate carrying value of long-term debt as of June 30, 2025, and December 31, 2024, and maturities (based on contractual payment dates) for 2025 and the following years thereafter.
Table 27: Maturity of Long-Term Debt

	June 30, 2025							Dec 31, 2024
(in millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total	Total
Wells Fargo & Company (Parent Only)
Senior debt	$4,414	14,281	8,327	23,913	13,973	68,443	133,351	128,852
Subordinated debt	249	2,707	2,438	—	—	11,406	16,800	17,091
Junior subordinated debt	—	—	375	—	276	538	1,189	1,157
Total long-term debt – Parent	4,663	16,988	11,140	23,913	14,249	80,387	151,340	147,100
Wells Fargo Bank, N.A., and other bank entities (Bank)
Senior debt	3,235	9,021	3	332	128	806	13,525	15,724
Subordinated debt	—	—	26	197	—	2,965	3,188	3,236
Junior subordinated debt	—	—	—	—	—	—	—	429
Credit card securitizations (1)	—	—	2,264	1,508	—	—	3,772	2,240
Other bank debt	88	53	65	66	42	2,651	2,965	3,080
Total long-term debt – Bank	3,323	9,074	2,358	2,103	170	6,422	23,450	24,709
Other consolidated subsidiaries
Senior debt	1	220	43	50	311	822	1,447	1,269
Total long-term debt – Other consolidated subsidiaries	1	220	43	50	311	822	1,447	1,269
Total long-term debt	$7,987	26,282	13,541	26,066	14,730	87,631	176,237	173,078
(1)For additional information about credit card securitizations, see Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.

42	Wells Fargo & Company

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

On May 16, 2025, Fitch Ratings affirmed Wells Fargo & Company’s ratings and maintained the stable outlook.

On May 19, 2025, Moody’s downgraded Wells Fargo Bank, N.A.’s long-term deposits rating to Aa2 from Aa1 and the rating outlook was changed to stable from negative. Moody’s ratings actions were triggered by their downgrade of the Government of the United States of America’s long-term issuer rating.
On June 6, 2025, S&P Global Ratings affirmed Wells Fargo & Company’s ratings and changed the long-term issuer credit rating outlook to positive from stable.

There were no other actions undertaken by the ratings agencies with regard to our credit ratings during second quarter 2025.

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

The credit ratings of the Parent and Wells Fargo Bank, N.A., as of June 30, 2025, are presented in Table 28.
Table 28: Credit Ratings as of June 30, 2025

	Wells Fargo & Company		Wells Fargo Bank, N.A.
	Senior debt	Short-term borrowings	Long-term deposits	Short-term borrowings
Moody’s	A1	P-1	Aa2	P-1
S&P Global Ratings	BBB+	A-2	A+	A-1
Fitch Ratings	A+	F1	AA	F1+
DBRS Morningstar	AA (low)	R-1 (middle)	AA	R-1 (high)

Wells Fargo & Company	43

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
Table 29 presents the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of June 30, 2025.

In addition to the risk-based capital requirements described in Table 29, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations. The countercyclical buffer in effect at June 30, 2025, was 0.00%.

The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.

The stress capital buffer (SCB) is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the SCB is calculated annually based on data that can differ over time, our SCB, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. Our SCB for the period October 1, 2024, through September 30, 2025, was 3.80%, but has been revised to 3.70% due to the correction of errors in the FRB’s loss projections related to corporate and first lien mortgage loans in our 2024 supervisory stress test results. We expect our SCB for the period October 1, 2025, through September 30, 2026, to decrease to 2.50%. In April 2025, the FRB proposed changes to the supervisory stress test process that, if finalized as proposed, would result in our expected SCB being 2.60% and would delay the effective date to January 1.
Table 29: Risk-Based Capital Requirements – Standardized and Advanced Approaches

44	Wells Fargo & Company

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
Table 30: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Jun 30, 2025		Dec 31, 2024	Required Capital Ratios (1)	Jun 30, 2025	Dec 31, 2024
Common Equity Tier 1	(A)		$136,434		134,588		136,434	134,588
Tier 1 capital	(B)		152,662		152,866		152,662	152,866
Total capital	(C)		184,170		184,638		173,887	174,446
Risk-weighted assets	(D)		1,225,863		1,216,146		1,070,421	1,085,017
Common Equity Tier 1 capital ratio	(A)/(D)	9.70%	11.13	*	11.07	8.50	12.75	12.40
Tier 1 capital ratio	(B)/(D)	11.20	12.45	*	12.57	10.00	14.26	14.09
Total capital ratio	(C)/(D)	13.20	15.02	*	15.18	12.00	16.24	16.08
*Denotes the binding ratio under the Standardized and Advanced Approaches at June 30, 2025.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at June 30, 2025.

Wells Fargo & Company	45

Capital Management (continued)
Table 31 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches.

Table 31: Risk-Based Capital Calculation and Components

(in millions)		Jun 30, 2025	Dec 31, 2024
Total equity		$182,954	181,066
Adjustments:
Preferred stock		(16,608)	(18,608)
Additional paid-in capital on preferred stock		141	144
Noncontrolling interests		(1,843)	(1,946)
Total common stockholders’ equity		$164,644	160,656
Adjustments:
Goodwill		(25,071)	(25,167)
Certain identifiable intangible assets (other than MSRs)		(902)	(73)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)		(674)	(735)
Applicable deferred taxes related to goodwill and other intangible assets (1)		1,060	947
Other		(2,623)	(1,040)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$136,434	134,588
Preferred stock		16,608	18,608
Additional paid-in capital on preferred stock		(141)	(144)
Other		(239)	(186)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$152,662	152,866

Long-term debt and other instruments qualifying as Tier 2		17,261	17,644
Qualifying allowance for credit losses (2)		14,621	14,471
Other		(374)	(343)
Total Tier 2 capital under the Standardized Approach	(B)	$31,508	31,772
Total qualifying capital under the Standardized Approach	(A)+(B)	$184,170	184,638

Long-term debt and other instruments qualifying as Tier 2		17,261	17,644
Qualifying allowance for credit losses (2)		4,338	4,279
Other		(374)	(343)
Total Tier 2 capital under the Advanced Approach	(C)	$21,225	21,580
Total qualifying capital under the Advanced Approach	(A)+(C)	$173,887	174,446
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

46	Wells Fargo & Company

Table 32 provides the composition and net changes in the components of RWAs under the Standardized and Advanced Approaches.
Table 32: Risk-Weighted Assets

	Standardized Approach			Advanced Approach (1)
(in millions)	Jun 30, 2025	Dec 31, 2024	$ Change	Jun 30, 2025	Dec 31, 2024	$ Change
Risk-weighted assets (RWAs):
Credit risk	$1,168,690	1,156,572	12,118	740,235	726,855	13,380
Market risk	57,173	59,574	(2,401)	57,173	59,574	(2,401)
Operational risk	N/A	N/A	N/A	273,013	298,588	(25,575)
Total RWAs	$1,225,863	1,216,146	9,717	1,070,421	1,085,017	(14,596)
(1)RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. The Advanced Approach also includes an operational risk component, which reflects the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.
Table 33 provides an analysis of changes in CET1.
Table 33: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2024	$134,588
Net income applicable to common stock	9,830
Common stock dividends	(2,608)
Common stock issued, repurchased, and stock compensation-related items	(6,042)
Changes in accumulated other comprehensive income (loss)	2,810
Goodwill	96
Certain identifiable intangible assets (other than MSRs)	(829)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)	61
Applicable deferred taxes related to goodwill and other intangible assets (1)	113
Other	(1,585)
Change in Common Equity Tier 1	1,846
Common Equity Tier 1 at June 30, 2025	$136,434
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.

Wells Fargo & Company	47

Capital Management (continued)
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

Table 34 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 34: Tangible Common Equity

		Balance at period-end			Average balance
		Period ended			Quarter ended			Six months ended
(in millions, except ratios)		Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Total equity		$182,954	182,906	178,148	183,268	183,358	181,552	183,312	184,111
Adjustments:
Preferred stock		(16,608)	(18,608)	(16,608)	(18,278)	(18,608)	(18,300)	(18,442)	(18,795)
Additional paid-in capital on preferred stock		141	145	141	143	145	145	144	150
Noncontrolling interests		(1,843)	(1,816)	(1,718)	(1,818)	(1,894)	(1,743)	(1,856)	(1,727)
Total common stockholders’ equity	(A)	164,644	162,627	159,963	163,315	163,001	161,654	163,158	163,739
Adjustments:
Goodwill		(25,071)	(25,066)	(25,172)	(25,070)	(25,135)	(25,172)	(25,102)	(25,173)
Certain identifiable intangible assets (other than MSRs)		(902)	(65)	(96)	(863)	(69)	(101)	(468)	(106)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)		(674)	(674)	(968)	(674)	(734)	(965)	(704)	(922)
Applicable deferred taxes related to goodwill and other intangible assets (1)		1,060	954	933	989	952	931	647	928
Tangible common equity	(B)	$139,057	137,776	134,660	137,697	138,015	136,347	137,531	138,466
Common shares outstanding	(C)	3,220.4	3,261.7	3,402.7	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$5,214	4,616	4,640	$9,830	8,953
Book value per common share	(A)/(C)	$51.13	49.86	47.01	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	43.18	42.24	39.57	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	12.81%	11.49	11.54	12.15%	11.00
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	15.19	13.56	13.69	14.41	13.00
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
LEVERAGE REQUIREMENTS. As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio. Table 35 presents the leverage requirements applicable to the Company as of June 30, 2025.
Table 35: Leverage Requirements Applicable to the Company

In addition, our IDIs are required to maintain an SLR of at least 6.00% to be considered well-capitalized under applicable regulatory capital adequacy rules and maintain a minimum Tier 1 leverage ratio of 4.00%. At June 30, 2025, each of our IDIs exceeded their applicable SLR requirements. In June 2025, federal banking regulators proposed changes to the supplementary leverage ratio that would, among other things, replace the amount of the supplementary leverage buffer for the Company and our IDIs with an amount equal to half of our G-SIB capital surcharge calculated under method one.

48	Wells Fargo & Company

Table 36 presents information regarding the calculation and components of the Company’s SLR and Tier 1 leverage ratio.
Table 36: Leverage Ratios for the Company

($ in millions)		Quarter ended June 30, 2025
Tier 1 capital	(A)	$152,662
Total consolidated assets		1,981,269
Adjustments:
Derivatives (1)		68,410
Repo-style transactions (2)		8,311
Credit equivalent amounts of other off-balance sheet exposures		309,133
Other (3)		(77,323)
Total adjustments		308,531
Total leverage exposure	(B)	$2,289,800
Supplementary leverage ratio	(A)/(B)	6.67%

Total adjusted average assets (4)	(C)	$1,904,726
Tier 1 leverage ratio	(A)/(C)	8.01%
(1)Adjustment represents derivatives and collateral netting exposures as defined for supplementary leverage ratio determination purposes.
(2)Adjustment represents counterparty credit risk for repo-style transactions where Wells Fargo & Company is the principal counterparty facing the client.
(3)Adjustment represents other permitted Tier 1 capital deductions and certain other adjustments as determined under capital rule requirements.
(4)Represents total average assets less goodwill and other permitted Tier 1 capital deductions.
TOTAL LOSS ABSORBING CAPACITY. As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional Tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of June 30, 2025, are presented in Table 37.
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
+
Greater of method one and method two G-SIB capital surcharge

In August 2023, the FRB proposed rules that would, among other things, modify the calculation of eligible long-term debt that counts towards the TLAC requirements, which would reduce our TLAC ratios. In addition, in June 2025, federal banking regulators proposed changes to the calculation of the total leverage exposure under the TLAC and eligible unsecured long-term debt requirements.

Table 38 provides our TLAC and eligible unsecured long-term debt and related ratios.
Table 38: TLAC and Eligible Unsecured Long-Term Debt

June 30, 2025
($ in millions)	TLAC	Regulatory Minimum (1)	Eligible Unsecured Long-term Debt	Regulatory Minimum
Total eligible amount	$299,404		138,312

Percentage of RWAs (2)	24.42%	21.50	11.28	7.50
Percentage of total leverage exposure	13.08	9.50	6.04	4.50
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

Our principal U.S. broker-dealer subsidiaries, Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, are subject to regulations to maintain minimum net capital requirements. As of June 30, 2025, these broker-dealer subsidiaries were in compliance with their respective regulatory minimum net capital requirements.
Capital Planning and Stress Testing
Our planned long-term capital structure is designed to meet regulatory and market expectations. We believe that our long-term targeted capital structure enables us to invest in and grow our business, satisfy our customers’ financial needs in varying environments, access markets, and maintain flexibility to return capital to our shareholders. Our long-term targeted capital structure also considers capital levels sufficient to exceed capital requirements, including the G-SIB capital surcharge and the SCB, as well as potential changes to regulatory requirements for our capital ratios, planned capital actions, changes in our risk profile and other factors. Accordingly, our long-term target capital levels are set above their respective regulatory minimums plus buffers.

The FRB capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain BHCs, including Wells Fargo. The FRB assesses, among other things, the overall financial condition, risk profile, and capital adequacy of BHCs when evaluating their capital plans.

Wells Fargo & Company	49

Capital Management (continued)
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
In June 2025, we redeemed our Preferred Stock, Series U. For additional information, see Note 9 (Preferred Stock and Common Stock) to Financial Statements in this Report.

During the first half of 2025, we issued $730 million of common stock, substantially all of which was issued in connection with employee compensation and benefits, and we repurchased 88 million shares of common stock at a cost of $6.6 billion. We paid $3.2 billion of common and preferred stock dividends during the first half of 2025.

On July 29, 2025, the Board approved an increase to the Company’s third quarter 2025 common stock dividend to $0.45 per share.

Securities Repurchases
On July 25, 2023, we announced that the Board authorized a common stock repurchase program of up to $30 billion. In addition, on April 29, 2025, we announced that the Board authorized the repurchase of up to an additional $40 billion of common stock. Unless modified or revoked by the Board, these authorizations do not expire. At June 30, 2025, we had remaining Board authority to repurchase up to approximately $40.8 billion of common stock.

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

For additional information about share repurchases during second quarter 2025, see Part II, Item 2 in this Report.

Regulation and Supervision
The U.S. financial services industry is subject to significant regulation and regulatory oversight initiatives. This regulation and oversight may continue to impact how U.S. financial services companies conduct business and may continue to result in increased regulatory compliance costs.

The following supplements our discussion of significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulation and Supervision” and “Risk Factors” sections in our 2024 Form 10-K and the “Regulation and Supervision” section in our 2025 First Quarter Report on Form 10-Q.

Consent Orders and Other Regulatory Actions
The Company is subject to a consent order and other regulatory actions, which may require the Company, among other things, to undertake certain changes to its business, operations, products and services, and risk management practices, and include the following.

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management. On February 2, 2018, the Company entered into a consent order with the FRB requiring the Board to further enhance the Board’s governance and oversight of the Company, and the Company to further improve the Company’s compliance and operational risk management program. On June 3, 2025, the Company confirmed that the FRB had removed the Company’s limitation on growth in total assets imposed in the consent order. The remaining provisions of the consent order are still in place.
Formal Agreement with the OCC Regarding Anti-Money Laundering and Sanctions Risk Management Practices. On September 12, 2024, the Company announced that Wells Fargo Bank, N.A. entered into a formal agreement with the OCC requiring the bank to enhance its anti-money laundering and sanctions risk management practices.

50	Wells Fargo & Company

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

Wells Fargo & Company	51

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

Wells Fargo & Company	53

Forward-Looking Statements (continued)
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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of June 30, 2025, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

56	Wells Fargo & Company

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Interest income
Debt securities	$4,875	4,470	$9,582	8,732
Loans held for sale	137	133	254	247
Loans	13,573	14,566	26,930	29,279
Equity securities	150	196	297	346
Other interest income	2,585	3,519	5,230	7,120
Total interest income	21,320	22,884	42,293	45,724
Interest expense
Deposits	5,061	6,149	10,270	11,960
Short-term borrowings	1,612	1,377	2,974	2,595
Long-term debt	2,609	3,164	5,191	6,513
Other interest expense	330	271	655	506
Total interest expense	9,612	10,961	19,090	21,574
Net interest income	11,708	11,923	23,203	24,150
Noninterest income
Deposit and lending-related fees	1,622	1,618	3,255	3,215
Investment advisory and other asset-based fees	2,499	2,415	5,035	4,746
Commissions and brokerage services fees	610	614	1,248	1,240
Investment banking fees	696	641	1,471	1,268
Card fees	1,173	1,101	2,217	2,162
Mortgage banking	230	243	562	473
Net gains from trading and securities	1,389	1,522	2,272	2,969
Other	895	612	1,708	1,329
Total noninterest income	9,114	8,766	17,768	17,402
Total revenue	20,822	20,689	40,971	41,552
Provision for credit losses	1,005	1,236	1,937	2,174
Noninterest expense
Personnel	8,709	8,575	18,183	18,067
Technology, telecommunications and equipment	1,287	1,106	2,510	2,159
Occupancy	766	763	1,527	1,477
Operating losses	311	493	454	1,126
Professional and outside services	1,089	1,139	2,127	2,240
Advertising and promotion	266	224	447	421
Other	951	993	2,022	2,141
Total noninterest expense	13,379	13,293	27,270	27,631
Income before income tax expense	6,438	6,160	11,764	11,747
Income tax expense	916	1,251	1,438	2,215
Net income before noncontrolling interests	5,522	4,909	10,326	9,532
Less: Net income (loss) from noncontrolling interests	28	(1)	(62)	3
Wells Fargo net income	$5,494	4,910	$10,388	9,529
Less: Preferred stock dividends and other	280	270	558	576
Wells Fargo net income applicable to common stock	$5,214	4,640	$9,830	8,953
Per share information
Earnings per common share	$1.61	1.35	$3.02	2.56
Diluted earnings per common share	1.60	1.33	2.98	2.53
Average common shares outstanding	3,232.7	3,448.3	3,256.4	3,504.2
Diluted average common shares outstanding	3,267.0	3,486.2	3,294.2	3,543.2
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	57

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Net income before noncontrolling interests	$5,522	4,909	$10,326	9,532
Other comprehensive income (loss), after tax:
Net change in debt securities	181	(113)	1,859	(535)
Net change in derivatives and hedging activities	338	(78)	784	(575)
Other	112	16	167	(31)
Other comprehensive income (loss), after tax	631	(175)	2,810	(1,141)
Total comprehensive income before noncontrolling interests	6,153	4,734	13,136	8,391
Less: Other comprehensive income (loss) from noncontrolling interests	(1)	—	—	—
Less: Net income (loss) from noncontrolling interests	28	(1)	(62)	3
Wells Fargo comprehensive income	$6,126	4,735	$13,198	8,388
The accompanying notes are an integral part of these statements.

58	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(in millions, except shares)	Jun 30, 2025	Dec 31, 2024
Assets
Cash and due from banks	$35,081	37,080
Interest-earning deposits with banks	159,480	166,281
Federal funds sold and securities purchased under resale agreements	104,815	105,330
Debt securities:
Trading, at fair value (includes assets pledged as collateral of $95,870 and $86,142)	127,554	121,205
Available-for-sale, at fair value (amortized cost of $190,284 and $170,607, and includes assets pledged as collateral of $1,731 and $3,078)	184,869	162,978
Held-to-maturity, at amortized cost (fair value $183,779 and $193,779)	221,493	234,948
Loans held for sale (includes $4,557 and $4,713 carried at fair value)	8,730	6,260
Loans	924,418	912,745
Allowance for loan losses	(13,961)	(14,183)
Net loans	910,457	898,562
Mortgage servicing rights (includes $6,417 and $6,844 carried at fair value)	7,048	7,779
Premises and equipment, net	10,768	10,297
Goodwill	25,071	25,167
Derivative assets	23,912	20,012
Equity securities (includes $29,694 and $22,322 carried at fair value; and assets pledged as collateral of $12,120 and $9,774)	67,476	60,644
Other assets (includes $127 and $168 carried at fair value)	94,515	73,302
Total assets (1)	$1,981,269	1,929,845
Liabilities
Noninterest-bearing deposits	$370,844	383,616
Interest-bearing deposits (includes $23 and $318 carried at fair value)	969,859	988,188
Total deposits	1,340,703	1,371,804
Short-term borrowings (includes $285 and $266 carried at fair value)	187,995	108,806
Derivative liabilities	12,548	16,335
Accrued expenses and other liabilities (includes $31,037 and $28,530 carried at fair value)	80,832	78,756
Long-term debt (includes $5,653 and $3,495 carried at fair value)	176,237	173,078
Total liabilities (2)	1,798,315	1,748,779
Equity
Wells Fargo stockholders’ equity:
Preferred stock – aggregate liquidation preference of $17,376 and $19,376	16,608	18,608
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,669	60,817
Retained earnings	221,308	214,198
Accumulated other comprehensive loss	(9,366)	(12,176)
Treasury stock, at cost – 2,261,443,304 shares and 2,192,867,645 shares	(117,244)	(111,463)
Total Wells Fargo stockholders’ equity	181,111	179,120
Noncontrolling interests	1,843	1,946
Total equity	182,954	181,066
Total liabilities and equity	$1,981,269	1,929,845
(1)Our consolidated assets at June 30 2025, and December 31, 2024, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Loans, $10.9 billion and $11.2 billion; All other assets, $1.3 billion and $671 million; and Total assets, $12.2 billion and $11.9 billion, respectively.
(2)Our consolidated liabilities at June 30, 2025, and December 31, 2024, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Long-term debt, $3.8 billion and $2.2 billion; Accrued expenses and other liabilities, $144 million and $124 million; and Total liabilities $3.9 billion and $2.4 billion, respectively.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	59

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Preferred stock
Balance, beginning of period	$18,608	18,608	$18,608	19,448
Preferred stock redeemed	(2,000)	(2,000)	(2,000)	(2,840)
Balance, end of period	$16,608	16,608	$16,608	16,608

Common stock
Balance, beginning of period and end of period	$9,136	9,136	$9,136	9,136

Additional paid-in capital
Balance, beginning of period	$60,275	60,131	$60,817	60,555
Stock-based compensation	352	252	965	826
Stock issued for employee plans, net	(26)	(39)	(1,196)	(1,079)
Other	68	29	83	71
Balance, end of period	$60,669	60,373	$60,669	60,373

Retained earnings
Balance, beginning of period	$217,405	203,870	$214,198	201,136
Cumulative effect from change in accounting policy (1)	—	—	—	(158)
Balance, beginning of period, adjusted	217,405	203,870	214,198	200,978
Net income	5,494	4,910	10,388	9,529
Common stock dividends	(1,311)	(1,228)	(2,654)	(2,507)
Preferred stock dividends	(276)	(273)	(554)	(559)
Other	(4)	2	(70)	(160)
Balance, end of period	$221,308	207,281	$221,308	207,281

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(9,998)	(12,546)	$(12,176)	(11,580)
Other comprehensive income (loss), after tax	632	(175)	2,810	(1,141)
Balance, end of period	$(9,366)	(12,721)	$(9,366)	(12,721)

Treasury stock
Balance, beginning of period	$(114,336)	(98,256)	$(111,463)	(92,960)
Common stock issued	131	76	763	817
Common stock repurchased	(3,044)	(6,071)	(6,565)	(12,124)
Other	5	4	21	20
Balance, end of period	$(117,244)	(104,247)	$(117,244)	(104,247)

Noncontrolling interests
Balance, beginning of period	$1,816	1,731	$1,946	1,708
Net income (loss)	28	(1)	(62)	3
Other comprehensive income (loss)	(1)	—	—	—
Other	—	(12)	(41)	7
Balance, end of period	$1,843	1,718	$1,843	1,718
Total equity	$182,954	178,148	$182,954	178,148
(1)Effective January 1, 2024, we adopted ASU 2023-02 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.

60	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income before noncontrolling interests	$10,326	9,532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,937	2,174
Changes in fair value of MSRs and LHFS carried at fair value	315	91
Depreciation, amortization and accretion	3,751	3,791
Deferred income tax benefit	(1,191)	(630)
Other, net	6,025	(2,063)
Originations and purchases of loans held for sale	(19,558)	(16,562)
Proceeds from sales of and paydowns on loans originally classified as held for sale	16,344	12,395
Net change in:
Debt and equity securities, held for trading	(13,614)	(24,014)
Derivative assets and liabilities	(6,477)	(3,326)
Other assets	(21,333)	5,855
Other accrued expenses and liabilities	1,222	2,682
Net cash used by operating activities	(22,253)	(10,075)
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	515	(1,655)
Available-for-sale debt securities:
Proceeds from sales	2,454	4,759
Paydowns and maturities	10,025	15,753
Purchases	(32,641)	(39,111)
Held-to-maturity debt securities:
Paydowns and maturities	13,524	12,001
Equity securities, not held for trading:
Proceeds from sales and capital returns	2,563	1,848
Purchases	(3,191)	(3,193)
Loans:
Loans originated, net of principal collected	(14,876)	15,177
Proceeds from sales of loans originally classified as held for investment	1,783	1,140
Purchases of loans	(588)	(300)
Other, net	972	92
Net cash provided (used) by investing activities	(19,460)	6,511
Cash flows from financing activities:
Net change in:
Deposits	(31,101)	7,721
Short-term borrowings	79,189	29,275
Long-term debt:
Proceeds from issuance	19,355	20,696
Repayment	(21,942)	(40,940)
Preferred stock:
Redeemed	(2,000)	(2,840)
Cash dividends paid	(554)	(559)
Common stock:
Repurchased	(6,516)	(12,013)
Cash dividends paid	(2,605)	(2,451)
Other, net	(882)	(597)
Net cash provided (used) by financing activities	32,944	(1,708)
Net change in cash, cash equivalents, and restricted cash	(8,769)	(5,272)
Cash, cash equivalents, and restricted cash at beginning of period (1)	201,902	236,052
Cash, cash equivalents, and restricted cash at end of period (1)	$193,133	230,780
Supplemental cash flow disclosures:
Cash paid for interest	$19,729	21,552
Net cash paid (refunded) for income taxes	634	(421)
Significant non-cash activities:
Reclassification of long-term debt to accrued expenses and other liabilities	—	4,927
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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For a discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K). There were no material changes to these policies in the first half of 2025.

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

Accounting Standards Adopted in 2025
We did not adopt any accounting standards in the first half of 2025.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to June 30, 2025, and there have been no material events that would require recognition in our second quarter 2025 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

62	Wells Fargo & Company

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Jun 30, 2025	Dec 31, 2024
Trading assets:
Debt securities	$127,554	121,205
Equity securities	28,425	19,270
Loans held for sale	3,306	3,587
Gross trading derivative assets	96,973	97,696
Netting (1)	(73,208)	(77,926)
Total trading derivative assets	23,765	19,770
Total trading assets	183,050	163,832
Trading liabilities:
Short sale and other liabilities	31,268	28,744
Interest-bearing deposits	23	318
Long-term debt	5,653	3,495
Gross trading derivative liabilities	95,701	96,783
Netting (1)	(83,879)	(81,345)
Total trading derivative liabilities	11,822	15,438
Total trading liabilities	$48,766	47,995
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
Table 2.2: Net Interest Income and Net Gains (Losses) from Trading Activities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Net interest income:
Interest income (1)	$1,580	1,369	$3,101	2,612
Interest expense	312	212	605	393
Total net interest income	1,268	1,157	2,496	2,219
Net gains (losses) from trading activities, by risk type (2):
Interest rate	250	657	1,569	785
Commodity	91	143	312	211
Equity	128	451	469	739
Foreign exchange	640	119	(43)	900
Credit	161	72	336	261
Total net gains from trading activities	1,270	1,442	2,643	2,896
Total trading-related net interest and noninterest income	$2,538	2,599	$5,139	5,115
(1)Substantially all relates to interest income on debt and equity securities.
(2)Includes gains (losses) on trading portfolio level valuation adjustments, as well as remeasurement gains (losses) on foreign currency-denominated assets and liabilities, including related hedges. See Note 11 (Derivatives) for additional information.

Wells Fargo & Company	63

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
Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
June 30, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$32,356	10	(367)	(357)	31,999
Securities of U.S. states and political subdivisions (2)	11,382	20	(537)	(517)	10,865
Federal agency mortgage-backed securities	140,921	462	(4,918)	(4,456)	136,465
Non-agency mortgage-backed securities (3)	1,735	1	(29)	(28)	1,707
Collateralized loan obligations	3,201	9	(1)	8	3,209
Other debt securities	577	49	(2)	47	624
Total available-for-sale debt securities, excluding portfolio level basis adjustments	190,172	551	(5,854)	(5,303)	184,869
Portfolio level basis adjustments (4)	112			(112)	—
Total available-for-sale debt securities	190,284	551	(5,854)	(5,415)	184,869
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,796	—	(1,757)	(1,757)	2,039
Securities of U.S. states and political subdivisions	18,026	1	(4,073)	(4,072)	13,954
Federal agency mortgage-backed securities	186,699	7	(31,937)	(31,930)	154,769
Non-agency mortgage-backed securities (3)	1,411	71	(53)	18	1,429
Collateralized loan obligations	9,840	35	—	35	9,875
Other debt securities	1,721	8	(16)	(8)	1,713
Total held-to-maturity debt securities	221,493	122	(37,836)	(37,714)	183,779
Total	$411,777	673	(43,690)	(43,129)	368,648
December 31, 2024
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$23,791	1	(507)	(506)	23,285
Securities of U.S. states and political subdivisions (2)	12,542	11	(518)	(507)	12,035
Federal agency mortgage-backed securities	129,703	84	(6,758)	(6,674)	123,029
Non-agency mortgage-backed securities (3)	1,844	3	(41)	(38)	1,806
Collateralized loan obligations	2,196	6	—	6	2,202
Other debt securities	574	50	(3)	47	621
Total available-for-sale debt securities, excluding portfolio level basis adjustments	170,650	155	(7,827)	(7,672)	162,978
Portfolio level basis adjustments (4)	(43)			43	—
Total available-for-sale debt securities	170,607	155	(7,827)	(7,629)	162,978
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,794	—	(1,779)	(1,779)	2,015
Securities of U.S. states and political subdivisions	18,200	—	(3,342)	(3,342)	14,858
Federal agency mortgage-backed securities	193,982	—	(36,029)	(36,029)	157,953
Non-agency mortgage-backed securities (3)	1,364	50	(81)	(31)	1,333
Collateralized loan obligations	15,888	56	—	56	15,944
Other debt securities	1,720	—	(44)	(44)	1,676
Total held-to-maturity debt securities	234,948	106	(41,275)	(41,169)	193,779
Total	$405,555	261	(49,102)	(48,798)	356,757
(1)Represents amortized cost of the securities, net of the ACL of $30 million and $34 million related to AFS debt securities at June 30, 2025, and December 31, 2024, respectively, and $106 million and $95 million related to HTM debt securities at June 30, 2025, and December 31, 2024, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $2.8 billion at both June 30, 2025, and December 31, 2024.
(3)Predominantly consists of commercial mortgage-backed securities at both June 30, 2025, and December 31, 2024.
(4)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of AFS debt securities, which are not allocated to individual securities in the portfolio. For additional information, see Note 11 (Derivatives).

64	Wells Fargo & Company

Table 3.2 details the breakout of purchases of HTM debt securities by major category of security. There were no transfers to HTM debt securities during the periods presented below.

Table 3.2: Held-to-Maturity Debt Securities Purchases

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Purchases of held-to-maturity debt securities (1):
Non-agency mortgage-backed securities	$20	48	$106	48
Total purchases of held-to-maturity debt securities	$20	48	$106	48
(1)Inclusive of non-cash purchases from securitization of loans held for sale (LHFS).
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).

Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Interest income (1):
Available-for-sale	$2,146	1,549	$4,088	2,915
Held-to-maturity	1,309	1,678	2,688	3,433
Total interest income	3,455	3,227	6,776	6,348
Provision for credit losses:
Available-for-sale	(4)	7	(5)	16
Held-to-maturity	2	—	10	3
Total provision for credit losses	(2)	7	5	19
Realized gains and losses (2):
Gross realized gains	13	—	15	23
Gross realized losses	(13)	—	(129)	(48)
Impairment write-downs	—	—	(33)	—
Net realized gains (losses)	$—	—	$(147)	(25)
(1)Excludes interest income from trading debt securities, which is disclosed in Note 2 (Trading Activities).
(2)Realized gains and losses relate to AFS debt securities. There were no realized gains or losses from HTM debt securities in all periods presented.

Wells Fargo & Company	65

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

CREDIT RATINGS. Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at June 30, 2025, and December 31, 2024.

Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.
Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
June 30, 2025
Total portfolio (1)	$184,869	99%	$221,599	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$168,464	100%	$190,495	100%
Securities of U.S. states and political subdivisions	10,865	99	18,038	100
Collateralized loan obligations (3)	3,209	100	9,852	100
All other debt securities (4)	2,331	89	3,214	57
December 31, 2024
Total portfolio (1)	$162,978	99%	$235,043	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$146,314	100%	$197,777	100%
Securities of U.S. states and political subdivisions	12,035	99	18,210	100
Collateralized loan obligations (3)	2,202	100	15,904	100
All other debt securities (4)	2,427	89	3,152	61
(1)99% were rated AA- and above at both June 30, 2025, and December 31, 2024.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both June 30, 2025, and December 31, 2024.
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

Debt securities that are past due and still accruing or in nonaccrual status were insignificant at both June 30, 2025, and December 31, 2024. Net charge-offs on debt securities were insignificant in the second quarter and first half of both 2025 and 2024.

66	Wells Fargo & Company

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
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value
June 30, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(40)	19,021	(327)	5,876	(367)	24,897
Securities of U.S. states and political subdivisions	(20)	691	(517)	6,177	(537)	6,868
Federal agency mortgage-backed securities	(634)	52,475	(4,284)	38,785	(4,918)	91,260
Non-agency mortgage-backed securities	(2)	424	(27)	1,052	(29)	1,476
Collateralized loan obligations	(1)	273	—	—	(1)	273
Other debt securities	—	—	(2)	114	(2)	114
Total available-for-sale debt securities	$(697)	72,884	(5,157)	52,004	(5,854)	124,888
December 31, 2024
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(77)	14,000	(430)	7,778	(507)	21,778
Securities of U.S. states and political subdivisions	(11)	748	(507)	7,215	(518)	7,963
Federal agency mortgage-backed securities	(1,465)	71,424	(5,293)	40,722	(6,758)	112,146
Non-agency mortgage-backed securities	(1)	22	(40)	1,307	(41)	1,329
Other debt securities	—	—	(3)	114	(3)	114
Total available-for-sale debt securities	$(1,554)	86,194	(6,273)	57,136	(7,827)	143,330
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

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Contractual Maturities
Table 3.6 and Table 3.7 show the remaining contractual maturities of AFS and HTM debt securities, respectively.
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$32,356	818	8,878	21,296	1,364
Fair value	31,999	818	8,649	21,256	1,276
Weighted average yield	3.63%	4.17	2.44	4.25	1.44
Securities of U.S. states and political subdivisions
Amortized cost, net	$11,382	229	3,722	3,098	4,333
Fair value	10,865	228	3,658	2,931	4,048
Weighted average yield	3.05%	2.04	2.79	3.05	3.34
Federal agency mortgage-backed securities
Amortized cost, net	$140,921	20	78	1,658	139,165
Fair value	136,465	20	78	1,643	134,724
Weighted average yield	4.56%	2.80	3.73	4.40	4.56
Non-agency mortgage-backed securities
Amortized cost, net	$1,735	—	—	71	1,664
Fair value	1,707	—	—	69	1,638
Weighted average yield	4.23%	—	—	4.79	4.20
Collateralized loan obligations
Amortized cost, net	$3,201	—	54	675	2,472
Fair value	3,209	—	54	676	2,479
Weighted average yield	5.72%	—	6.24	5.87	5.67
Other debt securities
Amortized cost, net	$577	75	138	348	16
Fair value	624	78	148	372	26
Weighted average yield	4.60%	5.42	8.21	3.13	1.65
Total available-for-sale debt securities
Amortized cost, net (1)	$190,172	1,142	12,870	27,146	149,014
Fair value	184,869	1,144	12,587	26,947	144,191
Weighted average yield (2)	4.33%	3.80	2.63	4.15	4.51
(1)Amortized cost, net excludes portfolio level basis adjustments of $112 million.
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

68	Wells Fargo & Company

Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2025
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$3,796	—	—	—	3,796
Fair value	2,039	—	—	—	2,039
Weighted average yield	1.60%	—	—	—	1.60
Securities of U.S. states and political subdivisions
Amortized cost, net	$18,026	277	411	522	16,816
Fair value	13,954	277	402	494	12,781
Weighted average yield	2.41%	2.11	2.06	2.58	2.42
Federal agency mortgage-backed securities
Amortized cost, net	$186,699	—	—	—	186,699
Fair value	154,769	—	—	—	154,769
Weighted average yield	2.35%	—	—	—	2.35
Non-agency mortgage-backed securities
Amortized cost, net	$1,411	—	39	22	1,350
Fair value	1,429	—	47	24	1,358
Weighted average yield	3.66%	—	5.04	2.69	3.63
Collateralized loan obligations
Amortized cost, net	$9,840	—	319	9,521	—
Fair value	9,875	—	320	9,555	—
Weighted average yield	5.92%	—	5.94	5.92	—
Other debt securities
Amortized cost, net	$1,721	—	979	742	—
Fair value	1,713	—	962	751	—
Weighted average yield	5.27%	—	4.75	5.95	—
Total held-to-maturity debt securities
Amortized cost, net	$221,493	277	1,748	10,807	208,661
Fair value	183,779	277	1,731	10,824	170,947
Weighted average yield (1)	2.53%	2.11	4.34	5.75	2.35
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

Wells Fargo & Company	69

Note 4: Equity Securities
Table 4.1 provides a summary of our equity securities by business purpose and accounting method.
Table 4.1: Equity Securities

(in millions)	Jun 30, 2025	Dec 31, 2024
Equity securities held for trading at fair value (1)	$28,425	19,270
Not held for trading:
Equity securities at fair value (2)	1,269	3,052
Tax credit investments (3)	21,018	21,933
Private equity (4)	12,621	12,607
Federal Reserve Bank stock and other at cost (5)	4,143	3,782
Total equity securities not held for trading	39,051	41,374
Total equity securities	$67,476	60,644
(1)Represents securities held as part of our customer accommodation trading activities. For additional information on these activities, see Note 2 (Trading Activities).
(2)Includes securities subject to contractual lock-up periods restricting their sale. These securities had fair values of $130 million at June 30, 2025, the majority of which have sale restrictions that will expire in second quarter 2027, and $590 million at December 31, 2024, the majority of which had sale restrictions that expired in second quarter 2025.
(3)Includes affordable housing investments of $11.7 billion and $12.3 billion at June 30, 2025, and December 31, 2024, respectively, and renewable energy investments of $9.0 billion and $9.4 billion at June 30, 2025, and December 31, 2024, respectively. Tax credit investments are accounted for using either the proportional amortization method or the equity method. See Note 13 (Securitizations and Variable Interest Entities) for information about tax credit investments.
(4)Includes equity securities accounted for under the measurement alternative of $9.3 billion at both June 30, 2025, and December 31, 2024, which were predominantly securities associated with our venture capital investments. The remaining securities are accounted for using the equity method.
(5)Includes $3.5 billion of investments in Federal Reserve Bank stock at both June 30, 2025, and December 31, 2024, and $583 million and $224 million of investments in Federal Home Loan Bank stock at June 30, 2025, and December 31, 2024, respectively.
Net Gains and Losses Not Held for Trading
Table 4.2 provides a summary of the net gains and losses from equity securities not held for trading, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses from equity securities not held for trading are reported in net gains from trading and securities.
Table 4.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Net gains (losses) from equity securities carried at fair value	$155	49	$(40)	60
Net gains (losses) from equity securities not carried at fair value (1):
Impairment write-downs	(124)	(193)	(318)	(390)
Net unrealized gains (2)	33	202	34	329
Net realized gains	55	22	100	99
Total net gains (losses) from equity securities not carried at fair value	(36)	31	(184)	38
Total net gains (losses) from equity securities not held for trading	$119	80	$(224)	98
(1)Includes amounts related to venture capital investments in consolidated portfolio companies, which are not reported in equity securities on our consolidated balance sheet.
(2)Includes unrealized gains (losses) due to observable price changes from equity securities accounted for under the measurement alternative.

70	Wells Fargo & Company

Measurement Alternative
Table 4.3 provides additional information about the impairment write-downs and observable price changes from nonmarketable equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 4.2.
Table 4.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$64	211	$107	338
Gross unrealized losses from observable price changes	(19)	(9)	(44)	(9)
Impairment write-downs	(80)	(151)	(245)	(320)
Net realized gains from sale	23	3	38	65
Total net gains (losses) recognized during the period	$(12)	$54	$(144)	74
Table 4.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 4.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Jun 30, 2025	Dec 31, 2024
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$7,474	7,457
Gross unrealized losses from observable price changes	(98)	(53)
Impairment write-downs	(3,833)	(3,747)

Wells Fargo & Company	71

Note 5: Loans and Related Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. These amounts were less than 1% of our total loans outstanding at both June 30, 2025, and December 31, 2024.

Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During the first half of 2025, we reversed accrued interest receivable of $32 million for our commercial portfolio segment and $197 million for our consumer portfolio segment, compared with $23 million and $202 million, respectively, for the same period a year ago.
Table 5.1: Loans Outstanding

(in millions)	Jun 30, 2025	Dec 31, 2024
Commercial and industrial	$402,150	381,241
Commercial real estate	132,560	136,505
Lease financing (1)	15,060	16,413
Total commercial	549,770	534,159
Residential mortgage	245,755	250,269
Credit card	55,318	56,542
Auto	42,878	42,367
Other consumer (2)	30,697	29,408
Total consumer	374,648	378,586
Total loans	$924,418	912,745
(1)In May 2025, the Company announced it entered into an agreement to sell the assets of its rail car leasing business. The related lease financing balances were transferred to loans held for sale.
(2)Includes $23.1 billion and $21.4 billion at June 30, 2025, and December 31, 2024, respectively, of securities-based loans originated by the Wealth and Investment Management (WIM) operating segment.
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 5.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 5.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Jun 30, 2025	Dec 31, 2024
Commercial and industrial	$67,293	62,038
Commercial real estate	5,292	5,123
Lease financing	519	598
Total non-U.S. commercial loans	$73,104	67,759
Loan Purchases, Sales, and Transfers
Table 5.3 presents the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale. The table excludes loans for which we have elected the fair value option and government insured/guaranteed loans because their loan activity normally does not impact the ACL.
Table 5.3: Loan Purchases, Sales, and Transfers

	2025			2024
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Purchases	$207	1	208	68	1	69
Sales and net transfers (to)/from LHFS	(1,859)	—	(1,859)	(476)	(2)	(478)
Six months ended June 30,
Purchases	$586	2	588	298	2	300
Sales and net transfers (to)/from LHFS	(2,714)	12	(2,702)	(898)	(68)	(966)

72	Wells Fargo & Company

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

We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At June 30, 2025, and December 31, 2024, we had $1.0 billion and $968 million, respectively, of outstanding issued commercial letters of credit. See Note 14 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
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
Table 5.4: Unfunded Credit Commitments

(in millions)	Jun 30, 2025	Dec 31, 2024
Commercial and industrial	$407,708	401,947
Commercial real estate	11,440	12,505
Total commercial	419,148	414,452
Residential mortgage (1)	21,460	23,872
Credit card	169,742	163,256
Other consumer	7,700	7,985
Total consumer	198,902	195,113
Total unfunded credit commitments	$618,050	609,565
(1)Includes lines of credit totaling $19.2 billion and $22.5 billion as of June 30, 2025, and December 31, 2024, respectively.

Wells Fargo & Company	73

Note 5: Loans and Related Allowance for Credit Losses (continued)
Allowance for Credit Losses
Table 5.5 presents the ACL for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. Total net loan charge-offs decreased $444 million from June 30, 2024, due to lower losses in our commercial real estate portfolio driven by the office property type and lower losses in our auto portfolio. The ACL for loans decreased $68 million from December 31, 2024, reflecting a lower allowance for commercial real estate loans, partially offset by a higher allowance for commercial and industrial loans.
Table 5.5: Allowance for Credit Losses for Loans

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Balance, beginning of period	$14,552	14,862	$14,636	15,088
Provision for credit losses	1,007	1,229	1,932	2,155
Loan charge-offs:
Commercial and industrial	(213)	(229)	(361)	(401)
Commercial real estate	(106)	(279)	(202)	(471)
Lease financing	(11)	(13)	(22)	(24)
Total commercial	(330)	(521)	(585)	(896)
Residential mortgage	(32)	(17)	(43)	(36)
Credit card	(751)	(745)	(1,519)	(1,409)
Auto	(103)	(156)	(230)	(347)
Other consumer	(119)	(140)	(235)	(287)
Total consumer	(1,005)	(1,058)	(2,027)	(2,079)
Total loan charge-offs	(1,335)	(1,579)	(2,612)	(2,975)
Loan recoveries:
Commercial and industrial	34	41	74	65
Commercial real estate	45	8	46	13
Lease financing	4	4	7	9
Total commercial	83	53	127	87
Residential mortgage	35	36	61	68
Credit card	129	96	247	183
Auto	73	77	136	156
Other consumer	18	16	35	31
Total consumer	255	225	479	438
Total loan recoveries	338	278	606	525
Net loan charge-offs	(997)	(1,301)	(2,006)	(2,450)
Other	6	(1)	6	(4)
Balance, end of period	$14,568	14,789	$14,568	14,789
Components:
Allowance for loan losses	$13,961	14,360	$13,961	14,360
Allowance for unfunded credit commitments	607	429	607	429
Allowance for credit losses	$14,568	14,789	$14,568	14,789
Net loan charge-offs (annualized) as a percentage of average total loans	0.44%	0.57	0.44%	0.53
Allowance for loan losses as a percentage of total loans	1.51	1.56	1.51	1.56
Allowance for credit losses for loans as a percentage of total loans	1.58	1.61	1.58	1.61

74	Wells Fargo & Company

Table 5.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.
Table 5.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2025			2024
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$7,930	6,622	14,552	8,317	6,545	14,862
Provision for credit losses	147	860	1,007	388	841	1,229
Loan charge-offs	(330)	(1,005)	(1,335)	(521)	(1,058)	(1,579)
Loan recoveries	83	255	338	53	225	278
Net loan charge-offs	(247)	(750)	(997)	(468)	(833)	(1,301)
Other	5	1	6	(1)	—	(1)
Balance, end of period	$7,835	6,733	14,568	8,236	6,553	14,789
Six months ended June 30,
Balance, beginning of period	$7,946	6,690	14,636	8,412	6,676	15,088
Provision for credit losses	342	1,590	1,932	637	1,518	2,155
Loan charge-offs	(585)	(2,027)	(2,612)	(896)	(2,079)	(2,975)
Loan recoveries	127	479	606	87	438	525
Net loan charge-offs	(458)	(1,548)	(2,006)	(809)	(1,641)	(2,450)
Other	5	1	6	(4)	—	(4)
Balance, end of period	$7,835	6,733	14,568	8,236	6,553	14,789

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
Table 5.7 provides the outstanding balances of our commercial loan portfolio by risk category and credit quality information by origination year for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty. At June 30, 2025, we had $515.7 billion and $34.0 billion of pass and criticized commercial loans, respectively. Gross charge-offs by loan class are included in the following table for the six months ended June 30, 2025, and year ended December 31, 2024.

Wells Fargo & Company	75

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2025	2024	2023	2022	2021	Prior
June 30, 2025
Commercial and industrial
Pass	$38,125	32,142	18,070	17,891	10,418	15,417	254,867	23	386,953
Criticized	869	741	945	1,111	435	746	10,350	—	15,197
Total commercial and industrial	38,994	32,883	19,015	19,002	10,853	16,163	265,217	23	402,150
Gross charge-offs (1)	16	43	21	18	3	4	256	—	361
Commercial real estate
Pass	18,279	15,903	10,107	20,746	17,661	26,066	6,222	63	115,047
Criticized	1,746	2,666	1,318	4,503	4,141	2,937	202	—	17,513
Total commercial real estate	20,025	18,569	11,425	25,249	21,802	29,003	6,424	63	132,560
Gross charge-offs	—	24	28	46	16	88	—	—	202
Lease financing
Pass	2,025	3,780	3,846	1,972	1,051	1,070	—	—	13,744
Criticized	198	401	365	199	79	74	—	—	1,316
Total lease financing	2,223	4,181	4,211	2,171	1,130	1,144	—	—	15,060
Gross charge-offs	—	5	7	5	3	2	—	—	22
Total commercial loans	$61,242	55,633	34,651	46,422	33,785	46,310	271,641	86	549,770
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2024	2023	2022	2021	2020	Prior
December 31, 2024
Commercial and industrial
Pass	$46,670	23,891	23,142	13,883	4,963	10,892	241,365	1,247	366,053
Criticized	909	899	1,644	803	139	774	9,990	30	15,188
Total commercial and industrial	47,579	24,790	24,786	14,686	5,102	11,666	251,355	1,277	381,241
Gross charge-offs (1)	79	107	26	39	8	7	463	—	729
Commercial real estate
Pass	22,021	11,432	25,314	21,096	8,193	23,121	5,872	179	117,228
Criticized	3,396	1,847	5,427	4,240	1,478	2,616	273	—	19,277
Total commercial real estate	25,417	13,279	30,741	25,336	9,671	25,737	6,145	179	136,505
Gross charge-offs	81	78	124	158	145	359	—	—	945
Lease financing
Pass	4,516	4,628	2,681	1,457	573	1,290	—	—	15,145
Criticized	391	382	250	103	66	76	—	—	1,268
Total lease financing	4,907	5,010	2,931	1,560	639	1,366	—	—	16,413
Gross charge-offs	3	17	14	10	5	3	—	—	52
Total commercial loans	$77,903	43,079	58,458	41,582	15,412	38,769	257,500	1,456	534,159
(1) Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

76	Wells Fargo & Company

Table 5.8 provides days past due (DPD) information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.
Table 5.8: Commercial Loan Categories by Delinquency Status

	Still accruing			Nonaccrual loans	Total commercial loans
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD
June 30, 2025
Commercial and industrial	$400,485	546	194	925	402,150
Commercial real estate	128,098	199	707	3,556	132,560
Lease financing	14,798	180	—	82	15,060
Total commercial loans	$543,381	925	901	4,563	549,770
December 31, 2024
Commercial and industrial	$379,147	794	537	763	381,241
Commercial real estate	131,794	472	468	3,771	136,505
Lease financing	16,156	173	—	84	16,413
Total commercial loans	$527,097	1,439	1,005	4,618	534,159
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

LTV is the ratio of the outstanding loan balance divided by the property collateral value. For junior lien mortgages, we use the total combined loan balance of first and junior liens, including unused line of credit amounts. We generally obtain property collateral values through Home Price Indices (HPI) and automated valuation models (AVMs). We update LTVs on a quarterly basis. Certain loans do not have an LTV due to a lack of industry data availability or are portfolios acquired from or serviced by other institutions.
Gross charge-offs by loan class are included in the following tables for the six months ended June 30, 2025, and year ended December 31, 2024.

Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty.

Table 5.9 provides the outstanding balances of our residential mortgage loans by our primary credit quality indicators.

Wells Fargo & Company	77

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.9: Credit Quality Indicators for Residential Mortgage Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2025	2024	2023	2022	2021	Prior			Total
June 30, 2025
By delinquency status:
Current-29 DPD	$7,371	9,595	10,917	42,063	57,353	98,950	4,900	6,298	237,447
30-89 DPD	8	6	8	92	102	698	20	138	1,072
90+ DPD	—	—	5	51	25	391	13	152	637
Government insured/guaranteed loans (1)	—	3	11	17	38	6,530	—	—	6,599
Total	$7,379	9,604	10,941	42,223	57,518	106,569	4,933	6,588	245,755
By updated FICO:
740+	$6,955	9,044	10,301	38,953	53,959	88,157	3,895	3,942	215,206
700-739	344	358	365	1,920	2,211	5,450	508	869	12,025
660-699	58	104	153	760	811	2,405	244	535	5,070
620-659	13	25	33	235	175	963	86	274	1,804
<620	—	3	14	155	138	1,268	110	448	2,136
No FICO available	9	67	64	183	186	1,796	90	520	2,915
Government insured/guaranteed loans (1)	—	3	11	17	38	6,530	—	—	6,599
Total	$7,379	9,604	10,941	42,223	57,518	106,569	4,933	6,588	245,755
By updated LTV:
0-80%	$7,302	9,080	10,543	39,860	56,918	99,410	4,877	6,497	234,487
80.01-100%	69	459	341	2,201	487	397	37	57	4,048
>100% (2)	—	26	24	105	40	54	9	12	270
No LTV available	8	36	22	40	35	178	10	22	351
Government insured/guaranteed loans (1)	—	3	11	17	38	6,530	—	—	6,599
Total	$7,379	9,604	10,941	42,223	57,518	106,569	4,933	6,588	245,755
Gross charge-offs	$—	1	1	5	7	19	—	10	43
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2024	2023	2022	2021	2020	Prior
December 31, 2024
By delinquency status:
Current-29 DPD	$10,780	11,611	43,482	59,206	32,964	71,302	5,910	6,319	241,574
30-89 DPD	19	15	69	55	22	636	27	142	985
90+ DPD	—	8	43	23	10	338	19	172	613
Government insured/guaranteed loans (1)	2	10	17	41	94	6,933	—	—	7,097
Total	$10,801	11,644	43,611	59,325	33,090	79,209	5,956	6,633	250,269
By updated FICO:
740+	$10,231	10,931	40,431	55,880	31,150	61,856	4,671	3,917	219,067
700-739	411	448	1,978	2,208	1,165	4,601	635	882	12,328
660-699	93	151	756	775	411	2,196	314	533	5,229
620-659	27	52	196	172	101	944	103	287	1,882
<620	2	15	139	130	56	1,209	133	449	2,133
No FICO available	35	37	94	119	113	1,470	100	565	2,533
Government insured/guaranteed loans (1)	2	10	17	41	94	6,933	—	—	7,097
Total	$10,801	11,644	43,611	59,325	33,090	79,209	5,956	6,633	250,269
By updated LTV:
0-80%	$10,360	11,089	40,341	58,434	32,727	71,821	5,874	6,521	237,167
80.01-100%	398	482	3,088	758	193	259	61	72	5,311
>100% (2)	9	38	121	53	20	49	10	17	317
No LTV available	32	25	44	39	56	147	11	23	377
Government insured/guaranteed loans (1)	2	10	17	41	94	6,933	—	—	7,097
Total	$10,801	11,644	43,611	59,325	33,090	79,209	5,956	6,633	250,269
Gross charge-offs	$—	—	—	1	2	27	2	32	64
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the Federal Housing Administration (FHA) or the Department of Veterans Affairs (VA). Loans insured/guaranteed by U.S. government agencies and 90+ DPD totaled $2.4 billion and $2.8 billion at June 30, 2025, and December 31, 2024, respectively.
(2)Reflects total loan balances with LTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV.

78	Wells Fargo & Company

Table 5.10 provides the outstanding balances of our credit card loan portfolio by primary credit quality indicators.

The revolving loans converted to term loans in the credit card loan category represent credit card loans with modified terms that require payment over a specific term.

Table 5.10: Credit Quality Indicators for Credit Card Loans

	June 30, 2025			December 31, 2024
	Revolving loans	Revolving loans converted to term loans		Revolving loans	Revolving loans converted to term loans
(in millions)			Total			Total
By delinquency status:
Current-29 DPD	$53,291	590	53,881	54,389	535	54,924
30-89 DPD	647	59	706	699	67	766
90+ DPD	701	30	731	815	37	852
Total	$54,639	679	55,318	55,903	639	56,542
By updated FICO:
740+	$21,802	34	21,836	21,784	28	21,812
700-739	11,877	84	11,961	12,359	74	12,433
660-699	10,528	146	10,674	11,093	132	11,225
620-659	5,042	127	5,169	5,356	117	5,473
<620	5,248	286	5,534	5,161	286	5,447
No FICO available	142	2	144	150	2	152
Total	$54,639	679	55,318	55,903	639	56,542
Gross charge-offs	$1,416	103	1,519	2,669	173	2,842

Wells Fargo & Company	79

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.11 provides the outstanding balances of our Auto loan portfolio by primary credit quality indicators.
Table 5.11: Credit Quality Indicators for Auto Loans by Vintage

	Term loans by origination year
(in millions)	2025	2024	2023	2022	2021	Prior	Total
June 30, 2025
By delinquency status:
Current-29 DPD	$10,635	11,186	7,239	6,455	5,121	1,461	42,097
30-89 DPD	16	45	60	216	278	111	726
90+ DPD	1	4	5	18	20	7	55
Total	$10,652	11,235	7,304	6,689	5,419	1,579	42,878
By updated FICO:
740+	$6,398	6,985	4,877	3,330	2,227	540	24,357
700-739	1,834	1,870	991	882	696	206	6,479
660-699	1,298	1,302	658	750	633	195	4,836
620-659	642	579	317	495	466	150	2,649
<620	478	481	455	1,210	1,365	472	4,461
No FICO available	2	18	6	22	32	16	96
Total	$10,652	11,235	7,304	6,689	5,419	1,579	42,878
Gross charge-offs	$1	19	23	88	82	17	230
	Term loans by origination year
(in millions)	2024	2023	2022	2021	2020	Prior	Total
December 31, 2024
By delinquency status:
Current-29 DPD	$13,846	9,175	8,415	7,205	2,042	684	41,367
30-89 DPD	32	63	270	380	122	60	927
90+ DPD	2	5	25	31	7	3	73
Total	$13,880	9,243	8,710	7,616	2,171	747	42,367
By updated FICO:
740+	$8,758	6,197	4,358	3,199	841	249	23,602
700-739	2,483	1,307	1,188	1,020	307	101	6,406
660-699	1,689	864	1,028	930	280	95	4,886
620-659	623	401	667	661	198	72	2,622
<620	319	455	1,450	1,775	529	223	4,751
No FICO available	8	19	19	31	16	7	100
Total	$13,880	9,243	8,710	7,616	2,171	747	42,367
Gross charge-offs	$10	48	246	270	55	23	652

80	Wells Fargo & Company

Table 5.12 provides the outstanding balances of our Other consumer loans portfolio by primary credit quality indicators.
Table 5.12: Credit Quality Indicators for Other Consumer Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2025	2024	2023	2022	2021	Prior			Total
June 30, 2025
By delinquency status:
Current-29 DPD	$1,212	1,333	1,314	795	199	87	25,553	108	30,601
30-89 DPD	2	8	18	12	2	2	13	5	62
90+ DPD	—	3	7	5	1	—	11	7	34
Total	$1,214	1,344	1,339	812	202	89	25,577	120	30,697
By updated FICO:
740+	$887	928	596	310	82	38	845	41	3,727
700-739	180	223	267	144	34	12	403	16	1,279
660-699	65	109	222	138	38	9	311	13	905
620-659	12	30	89	65	14	5	118	10	343
<620	5	27	103	84	19	7	134	15	394
No FICO available (1)	65	27	62	71	15	18	23,766	25	24,049
Total	$1,214	1,344	1,339	812	202	89	25,577	120	30,697
Gross charge-offs (2)	$54	45	56	36	8	2	30	4	235
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2024	2023	2022	2021	2020	Prior
December 31, 2024
By delinquency status:
Current-29 DPD	$1,860	1,835	1,160	286	80	59	23,903	112	29,295
30-89 DPD	5	23	17	3	1	2	14	6	71
90+ DPD	2	9	7	2	—	1	13	8	42
Total	$1,867	1,867	1,184	291	81	62	23,930	126	29,408
By updated FICO:
740+	$1,360	868	452	119	48	26	961	41	3,875
700-739	280	368	207	50	14	10	433	17	1,379
660-699	110	304	201	44	6	8	335	17	1,025
620-659	24	114	93	29	3	5	127	11	406
<620	14	120	112	29	4	7	138	16	440
No FICO available (1)	79	93	119	20	6	6	21,936	24	22,283
Total	$1,867	1,867	1,184	291	81	62	23,930	126	29,408
Gross charge-offs (2)	$150	165	127	31	5	6	66	10	560
(1)Substantially all loans are revolving securities-based loans originated by the WIM operating segment and therefore do not require a FICO score.
(2)Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	81

Note 5: Loans and Related Allowance for Credit Losses (continued)
NONACCRUAL LOANS. Table 5.13 provides loans on nonaccrual status. Nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off.
Table 5.13: Nonaccrual Loans

	Outstanding balance				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Six months ended June 30,
(in millions)	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024	2025	2024
Commercial and industrial	$925	763	71	2	12	11
Commercial real estate	3,556	3,771	92	41	37	9
Lease financing	82	84	16	17	—	—
Total commercial	4,563	4,618	179	60	49	20
Residential mortgage	3,090	2,991	1,898	1,887	84	91
Auto	76	89	—	—	6	7
Other consumer	28	32	—	—	2	2
Total consumer	3,194	3,112	1,898	1,887	92	100
Total nonaccrual loans	$7,757	7,730	2,077	1,947	141	120
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given the related collateral value.
LOANS IN PROCESS OF FORECLOSURE. Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $705 million at both June 30, 2025, and December 31, 2024, which included $556 million and $540 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING.  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

Table 5.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Jun 30, 2025	Dec 31, 2024
Total:	$4,199	4,802
Less: government insured/guaranteed loans (1)	2,443	2,801
Total, not government insured/guaranteed	$1,756	2,001
By segment and class, not government insured/guaranteed:
Commercial and industrial	$194	537
Commercial real estate	707	468
Total commercial	901	1,005
Residential mortgage	49	39
Credit card	731	852
Auto	48	71
Other consumer	27	34
Total consumer	855	996
Total, not government insured/guaranteed	$1,756	2,001
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the FHA or the VA.

82	Wells Fargo & Company

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY.  We may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty.

The following disclosures provide information on loan modifications in the form of principal forgiveness, interest rate reductions, other-than-insignificant (e.g., greater than three months) payment delays, term extensions or a combination of these modifications, as well as the financial effects of these modifications, and loan performance in the twelve months following the modification. Loans that both modify and are paid off or charged-off during the period are not included in the disclosures below. These disclosures do not include loans discharged by a bankruptcy court as the only concession, which were insignificant in the second quarter and first half of both 2025 and 2024.

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
Table 5.15: Commercial Loan Modifications and Financial Effects

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Commercial and industrial modifications:
Term extension	$286	320	$619	402
All other modifications and combinations	36	82	130	94
Total commercial and industrial modifications	$322	402	$749	496
Total commercial and industrial modifications as a % of loan class	0.08%	0.11	0.19%	0.13
Financial effects:
Weighted average term extension (months)	10	5	15	9

Commercial real estate modifications:
Term extension	$654	321	$1,180	414
All other modifications and combinations	34	45	43	46
Total commercial real estate modifications	$688	366	$1,223	460
Total commercial real estate modifications as a % of loan class	0.52%	0.25	0.92%	0.32
Financial effects:
Weighted average term extension (months)	11	38	17	36

Commercial loans that received a modification in the past 12 months as of June 30, 2025 and 2024, and subsequently defaulted in the second quarter and first half of both 2024 and 2025, were insignificant.

Table 5.16 provides past due information on commercial loans that received a modification in the past 12 months as of June 30,
2025 and 2024, and the amount of related gross charge-offs during the second quarter and first half of both 2025 and 2024. For loan modifications that include a payment deferral, payment performance is not included in the table below until the loan exits the deferral period and payments resume.
Table 5.16: Payment Performance of Commercial Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended	Six months ended
June 30, 2025
Commercial and industrial	$895	8	14	917	87	102
Commercial real estate	2,742	29	4	2,775	—	—
Total commercial	$3,637	37	18	3,692	87	102
June 30, 2024
Commercial and industrial	$617	8	5	630	60	97
Commercial real estate	762	6	50	818	—	—
Total commercial	$1,379	14	55	1,448	60	97

Wells Fargo & Company	83

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.17 presents the outstanding balance of modified consumer loans and the related financial effects of these modifications. Modified loans within the Auto and Other consumer loan classes were insignificant in the second quarter and first half of both 2025 and 2024, and accordingly, are excluded from the following tables and disclosures.
Loans in a trial payment period are not included in the following loan modification disclosures until the borrower has successfully completed the trial period and the loan modification is formally executed. Residential mortgage loans in a trial payment period totaled $127 million and $110 million at June 30, 2025 and 2024, respectively.
Table 5.17: Consumer Loan Modifications and Financial Effects

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Residential mortgage modifications (1):
Payment delay	$304	118	$423	199
Term extension	9	8	18	19
Term extension and payment delay	23	27	48	53
Interest rate reduction, term extension, and payment delay	14	13	26	24
All other modifications and combinations	7	8	16	23
Total residential mortgage modifications	$357	174	$531	318
Total residential mortgage modifications as a % of loan class	0.15%	0.07	0.22%	0.12
Financial effects:
Weighted average interest rate reduction	1.63%	1.83	1.69%	1.81
Weighted average payments deferred (months) (2)	4	6	4	6
Weighted average term extension (years)	10.9	10.8	11.2	10.8

Credit card modifications:
Interest rate reduction	$251	180	$521	336
Total credit card modifications	$251	180	$521	336
Total credit card modifications as a % of loan class	0.45%	0.33	0.94%	0.63
Financial effects:
Weighted average interest rate reduction	21.50%	22.14	21.49%	22.14
(1)Payment delay modifications include loan modifications that defer a set amount of principal to the end of the loan term. The outstanding balance of loans with principal deferred to the end of the loan term was $89 million and $100 million in second quarter 2025 and 2024, respectively, and $183 million and $203 million for the first half of 2025 and 2024, respectively.
(2)Excludes the financial effects of loans with a set amount of principal deferred to the end of the loan term. The weighted average period of principal deferred was 24.3 years and 25.4 years in second quarter 2025 and 2024, respectively, and 24.5 years and 25.2 years for the first half of 2025 and 2024, respectively.
Consumer loans that received a modification within the past 12 months as of June 30, 2025, and subsequently defaulted in the second quarter and first half of 2025, totaled $113 million and $148 million, respectively. As of June 30, 2024, consumer loans that received a modification within the past 12 months and subsequently defaulted in the second quarter and first half of 2024, totaled $104 million and $182 million, respectively.
Table 5.18 provides past due information as of June 30, 2025 and 2024, for consumer loan modifications that received a modification in the past 12 months, and the related gross charge-offs that occurred on these modifications during the second quarter and first half of both 2025 and 2024.
Table 5.18: Payment Performance of Consumer Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended	Six months ended
June 30, 2025
Residential mortgage (1)	$376	112	74	562	3	4
Credit card (2)	791	115	82	988	80	153
Total consumer	$1,167	227	156	1,550	83	157
June 30, 2024
Residential mortgage (1)	$427	149	160	736	1	3
Credit card (2)	475	72	59	606	57	99
Total consumer	$902	221	219	1,342	58	102
(1)Loan modifications in an active payment deferral are excluded. Includes loans where delinquency status was not reset to current upon exit from the deferral period.
(2)Credit card loans that are past due at the time of the modification do not become current until they have three consecutive months of payment performance.
Commitments to lend additional funds on commercial loans modified during the first half of 2025 and 2024, were $235 million and $236 million, respectively, the majority of which were in the commercial and industrial portfolio. Commitments to lend additional funds on consumer loans modified during the first half of both 2025 and 2024, were insignificant.

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

Table 6.1: Mortgage Servicing Rights

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Residential MSRs at fair value, beginning of period	$6,536	7,249	$6,844	7,468
Originations/purchases	26	20	51	39
Sales and other	(37)	(34)	(113)	(297)
Net reductions	(11)	(14)	(62)	(258)
Changes in fair value:
Due to valuation inputs or assumptions:
Market interest rates (1)	(2)	90	(125)	367
Servicing and foreclosure costs	(7)	(13)	(2)	(29)
Discount rates	(1)	(45)	(1)	(53)
Prepayment estimates and other (2)	98	28	148	26
Net changes in valuation inputs or assumptions	88	60	20	311
Changes due to collection/realization of expected cash flows (3)	(196)	(234)	(385)	(460)
Total changes in fair value	(108)	(174)	(365)	(149)
Residential MSRs at fair value, end of period	6,417	7,061	6,417	7,061
Commercial MSRs at amortized cost, end of period (4)	631	966	631	966
Total MSRs	$7,048	8,027	$7,048	8,027
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
(4)The estimated fair value of commercial MSRs was $755 million and $1.7 billion at June 30, 2025 and 2024, respectively. In first quarter 2025, we sold the non-agency portion of our commercial mortgage third-party servicing business.
Table 6.2 provides key weighted-average assumptions used in the valuation of residential MSRs and sensitivity of the current fair value of residential MSRs to immediate adverse changes in those assumptions. See Note 12 (Fair Value Measurements) for additional information on key assumptions for residential MSRs.

Table 6.2: Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Jun 30, 2025	Dec 31, 2024
Fair value of interests held	$6,417	6,844
Expected weighted-average life (in years)	6.4	6.4

Key assumptions:
Prepayment rate assumption (1)	8.1%	8.1
Impact on fair value from 10% adverse change	$(186)	(191)
Impact on fair value from 25% adverse change	(448)	(461)

Discount rate assumption	9.7%	10.1
Impact on fair value from 100 basis point increase	$(264)	(270)
Impact on fair value from 200 basis point increase	(505)	(519)

Cost to service assumption ($ per loan)	103	103
Impact on fair value from 10% adverse change	(128)	(134)
Impact on fair value from 25% adverse change	(319)	(334)
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

Wells Fargo & Company	85

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
Table 6.3: Managed Servicing Portfolio

	Jun 30, 2025		Dec 31, 2024
($ in billions, unless otherwise noted)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Serviced and subserviced for others (1)	$460	74	488	531
Owned loans serviced	247	114	252	117
Total managed servicing portfolio	707	188	740	648
Total serviced for others, excluding subserviced for others	455	57	487	522
MSRs as a percentage of loans serviced for others	1.41%	1.11	1.41	0.18
Weighted average note rate (mortgage loans serviced for others)	3.77	3.94	3.76	5.05
Servicer advances, net of an allowance for uncollectible amounts ($ in millions) (1)	$723	22	977	1,173
(1)In first quarter 2025, we sold the non-agency portion of our commercial mortgage third-party servicing business.
Table 6.4 presents the components of mortgage banking noninterest income.
Table 6.4: Mortgage Banking Noninterest Income

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Contractually specified servicing fees, late charges and ancillary fees	$367	462	$773	936
Unreimbursed servicing costs (1)	(76)	(13)	(103)	(59)
Amortization for commercial MSRs (2)	(36)	(58)	(85)	(115)
Changes due to collection/realization of expected cash flows (3)	(196)	(234)	(385)	(460)
Net servicing fees	59	157	200	302
Changes in fair value of MSRs due to market interest rates	(2)	90	(125)	367
Changes in fair value of MSRs due to other valuation inputs or assumptions (4)	90	(30)	145	(56)
Net derivative gain (losses) from economic hedges (5)	(6)	(90)	126	(361)
Market-related valuation changes to residential MSRs, net of hedge results	82	(30)	146	(50)
Total net servicing income	141	127	346	252
Net gains on mortgage loan originations/sales (6)	89	116	216	221
Total mortgage banking noninterest income	$230	243	$562	473
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, other interest costs, and transaction costs associated with sales of residential MSRs.
(2)Estimated future amortization expense for commercial MSRs was $74 million for the remainder of 2025, and $125 million, $103 million, $92 million, $69 million, and $52 million for the years ended December 31, 2026, 2027, 2028, 2029, and 2030, respectively.
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
(6)Includes net gains (losses) of $(2) million and $(14) million in the second quarter and first half of 2025, respectively, and $14 million and $51 million in the second quarter and first half of 2024, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

86	Wells Fargo & Company

Note 7: Intangible Assets and Other Assets
Intangible assets include MSRs, goodwill, and customer relationship and other intangibles. For additional information on MSRs, see Note 6 (Mortgage Banking Activities). Customer relationship and other intangibles, which are included in other assets on our consolidated balance sheet, had a net carrying value of $902 million and $73 million at June 30, 2025, and December 31, 2024, respectively.

In April 2025, we acquired the remaining interest in our merchant services joint venture and recognized an intangible asset of
$877 million related to the merchant relationships. We are amortizing this intangible asset on a straight-line basis over seven years. Estimated future amortization expense for this intangible asset is $63 million for the remainder of 2025, and $125 million for each of the years ended December 31, 2026, 2027, 2028, 2029, and 2030, respectively.

Table 7.1 shows the allocation of goodwill to our reportable operating segments.
Table 7.1: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2024	$16,418	2,925	5,375	344	105	25,167
Divestitures (1)	—	—	(101)	—	—	(101)
Foreign currency translation	—	5	—	—	—	5
June 30, 2025	$16,418	2,930	5,274	344	105	25,071
(1)Related to the divestiture of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025.
Table 7.2 presents the components of other assets.
Table 7.2: Other Assets

(in millions)	Jun 30, 2025	Dec 31, 2024
Corporate/bank-owned life insurance (1)	$19,758	19,751
Accounts receivable (2)	34,809	19,608
Interest receivable:
AFS and HTM debt securities	1,527	1,544
Loans	3,284	3,420
Trading and other	1,459	1,371
Operating lease assets (lessor) (3)	5,167	5,286
Operating lease ROU assets (lessee)	3,687	3,850
Other (4)	24,824	18,472
Total other assets	$94,515	73,302
(1)Corporate/bank-owned life insurance is recognized at cash surrender value.
(2)Includes derivatives clearinghouse receivables and trade date receivables.
(3)In May 2025, the Company announced it had entered into an agreement to sell the assets of its rail car leasing business. The related assets are designated as held for sale and remain in operating lease assets.
(4)Includes income tax receivables, prepaid expenses, and physical commodities inventory (recognized at lower of cost or fair value (LOCOM)).

Wells Fargo & Company	87

Note 8: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 8 (Leasing Activity) in our 2024 Form 10-K for additional information about our leasing activities.

As a Lessor
Noninterest income on leases, included in Table 8.1 is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $154 million and $159 million for the quarters ended June 30, 2025 and 2024, respectively, and $311 million and $323 million for the first half of 2025 and 2024, respectively.
Table 8.1: Leasing Revenue

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Interest income on lease financing	$234	223	$466	439
Other lease revenue:
Lease financing	21	21	46	46
Operating leases	234	242	467	490
Other lease-related revenue (1)	9	29	23	177
Noninterest income on leases	264	292	536	713
Total leasing revenue	$498	515	$1,002	1,152
(1)    Includes net gains or (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Table 8.2 presents balances for our operating leases.
Table 8.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Jun 30, 2025	Dec 31, 2024
ROU assets	$3,687	3,850
Lease liabilities	4,230	4,423
Total lease costs, which are included in occupancy expense, were $283 million and $303 million for the quarters ended June 30, 2025 and 2024, respectively, and $593 million and $596 million for the first half of 2025 and 2024, respectively.

88	Wells Fargo & Company

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

In June 2025, we redeemed our Preferred Stock, Series U.

Table 9.1 summarizes information about our preferred stock.
Table 9.1: Preferred Stock

		June 30, 2025				December 31, 2024
(in millions, except shares)	Earliest redemption date	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	Currently redeemable	97,000	96,546	$—	—	97,000	96,546	$—	—
Preferred Stock:
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A	—	4,025,000	3,967,903	3,968	3,200	4,025,000	3,967,906	3,968	3,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A	Redeemed	—	—	—	—	80,000	80,000	2,000	2,000
Series Y
5.625% Non-Cumulative Perpetual Class A	Currently redeemable	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A	Currently redeemable	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A	12/15/2025	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A	3/15/2026	140,400	140,400	3,510	3,510	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A	3/15/2026	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A	9/15/2026	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
Series EE
7.625% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2028	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Series FF
6.85% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2029	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Total		4,662,300	4,600,749	$17,376	16,608	4,742,300	4,680,752	$19,376	18,608
(1)At the option of the holder, each share of Series L Preferred Stock may be converted at any time into 6.3814 shares of common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments. If converted within 30 days of certain liquidation or change of control events, the holder may receive up to 16.5916 additional shares, or, at our option, receive an equivalent amount of cash in lieu of common stock. We may convert some or all of the Series L Preferred Stock into shares of common stock if the closing price of our common stock exceeds 130 percent of the conversion price of the Series L Preferred Stock for 20 trading days during any period of 30 consecutive trading days. We declared dividends of $74 million on Series L Preferred Stock at both quarters ended June 30, 2025 and 2024.
Table 9.2 presents our common stock shares outstanding.
Table 9.2: Common Stock Shares Outstanding

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Balance, beginning of period	3,261.7	3,501.7	3,288.9	3,598.9
Issued	2.6	1.5	19.9	16.8
Repurchased	(43.9)	(100.5)	(88.4)	(213.0)
Balance, end of period	3,220.4	3,402.7	3,220.4	3,402.7

Wells Fargo & Company	89

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
HIRING PRACTICES MATTERS. Government agencies, including the United States Department of Justice and the United States Securities and Exchange Commission (SEC), have undertaken formal or informal inquiries or investigations regarding the Company’s hiring practices related to diversity. The United States Department of Justice and the SEC have since closed their investigations without taking action. A securities fraud class action has also been filed in the United States District Court for the Northern District of California alleging that the Company and certain of its executive officers made false or misleading statements about the Company’s hiring practices related to diversity. Allegations related to the Company’s hiring practices related to diversity are also among the subjects of shareholder derivative lawsuits pending in the United States District Court for the Northern District of California.

HOME MORTGAGE DISCRIMINATION LITIGATION. Plaintiffs representing a class of home mortgage applicants and customers filed putative class actions against Wells Fargo alleging that Wells Fargo’s mortgage lending policies and practices resulted in disparate treatment and disparate impact against minority applicants. These actions have been consolidated in the United States District Court for the Northern District of California. Similar allegations related to the Company’s home mortgage lending practices are also among the subjects of shareholder derivative lawsuits pending in the United States District Court for the Northern District of California.

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

90	Wells Fargo & Company

the administration of a minor’s trust and failed to invest the assets of the trust prudently. The complaint was later amended to include three individual current and former beneficiaries as plaintiffs and to remove the Tribe as a party to the case. In March 2025, a trial verdict was entered against Wells Fargo. Wells Fargo has appealed.
OUTLOOK. As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible losses in excess of the Company’s accrual for probable and estimable losses was approximately $2.0 billion as of June 30, 2025. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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
Table 11.1: Notional or Contractual Amounts and Fair Values of Derivatives

	June 30, 2025			December 31, 2024
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$316,117	468	807	294,127	352	863
Commodity contracts	10,108	2	93	4,756	17	10
Foreign exchange contracts	2,782	18	236	3,326	12	370
Total derivatives designated as qualifying hedging instruments		488	1,136		381	1,243
Derivatives not designated as hedging instruments
Interest rate contracts	10,551,628	24,350	26,093	9,510,281	28,463	30,272
Commodity contracts	119,903	3,308	2,828	96,321	2,624	1,623
Equity contracts	557,922	18,804	19,170	487,097	15,201	15,606
Foreign exchange contracts	4,478,725	50,869	48,772	3,506,412	51,944	50,555
Credit contracts	56,006	105	76	47,557	96	50
Total derivatives not designated as hedging instruments		97,436	96,939		98,328	98,106
Total derivatives before netting		97,924	98,075		98,709	99,349
Netting		(74,012)	(85,527)		(78,697)	(83,014)
Total		$23,912	12,548		20,012	16,335
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

For disclosure purposes, we present Total derivatives, net which represents the aggregate of our net exposure to each counterparty after considering the balance sheet netting adjustments and any non-cash collateral. We manage derivative exposure by monitoring the credit risk associated with each counterparty using counterparty-specific credit risk limits, using master netting arrangements and obtaining collateral.
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

92	Wells Fargo & Company

Table 11.2: Offsetting of Derivative Assets and Liabilities

	June 30, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$22,676	24,233	26,350	27,786
OTC cleared	917	794	961	1,126
Exchange traded	184	152	178	121
Total interest rate contracts	23,777	25,179	27,489	29,033
Commodity contracts
OTC	2,388	2,221	1,936	1,121
Exchange traded	399	453	301	327
Total commodity contracts	2,787	2,674	2,237	1,448
Equity contracts
OTC	7,702	11,338	6,139	9,977
Exchange traded	9,565	6,567	7,195	4,271
Total equity contracts	17,267	17,905	13,334	14,248
Foreign exchange contracts
OTC	50,418	48,774	51,541	50,654
Total foreign exchange contracts	50,418	48,774	51,541	50,654
Credit contracts
OTC	101	70	91	46
Total credit contracts	101	70	91	46
Total derivatives subject to enforceable master netting arrangements, gross	94,350	94,602	94,692	95,429
Less: Gross amounts offset
Counterparty netting (1)	(68,759)	(68,511)	(69,080)	(68,945)
Cash collateral netting	(5,253)	(17,016)	(9,617)	(14,069)
Total derivatives subject to enforceable master netting arrangements, net	20,338	9,075	15,995	12,415
Derivatives not subject to enforceable master netting arrangements	3,574	3,473	4,017	3,920
Total derivatives recognized in consolidated balance sheet, net	23,912	12,548	20,012	16,335
Non-cash collateral	(4,405)	(1,783)	(4,024)	(2,853)
Total derivatives, net	$19,507	10,765	15,988	13,482
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

We estimate $383 million pre-tax of deferred net losses related to cash flow hedges in OCI at June 30, 2025, will be reclassified into net interest income during the next twelve months. For cash flow hedges as of June 30, 2025, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of approximately 10 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2024 Form 10-K.

Wells Fargo & Company	93

Note 11: Derivatives (continued)

Table 11.3 and Table 11.4 show the net gains (losses) related to derivatives in cash flow and fair value hedging relationships, respectively.
Table 11.3: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Other interest income	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income	$13,573	2,585	(2,609)	N/A	448
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(105)	(58)	—	(163)	163
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	279
Total gains (losses) (pre-tax) on interest rate contracts	(105)	(58)	—	(163)	442
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(1)	(1)	1
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(105)	(58)	(1)	(164)	443
Quarter ended June 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$14,566	3,519	(3,164)	N/A	(104)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(115)	(94)	—	(209)	209
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(323)
Total gains (losses) (pre-tax) on interest rate contracts	(115)	(94)	—	(209)	(114)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	1
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	3
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(115)	(94)	(2)	(211)	(111)
Six months ended June 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income	$26,930	5,230	(5,191)	N/A	1,041
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(190)	(113)	—	(303)	303
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	723
Total gains (losses) (pre-tax) on interest rate contracts	(190)	(113)	—	(303)	1,026
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(3)	(3)	3
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(3)	(3)	3
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(190)	(113)	(3)	(306)	1,029
Six months ended June 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$29,279	7,120	(6,513)	N/A	(764)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(212)	(239)	—	(451)	451
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1,230)
Total gains (losses) (pre-tax) on interest rate contracts	(212)	(239)	—	(451)	(779)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(4)	(4)	4
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(4)	(4)	4
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(212)	(239)	(4)	(455)	(775)

94	Wells Fargo & Company

Table 11.4: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income		Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Net gains from trading and securities	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,875	(5,061)	(2,609)	1,389	895	N/A	448
Interest rate contracts
Amounts related to cash flows on derivatives	84	—	(502)	—	—	(418)	N/A
Recognized on derivatives	(405)	15	963	—	—	573	—
Recognized on hedged items	403	(15)	(980)	—	—	(592)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	82	—	(519)	—	—	(437)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(16)	—	—	(16)	N/A
Recognized on derivatives	—	—	16	41	—	57	5
Recognized on hedged items	—	—	(22)	(40)	—	(62)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(22)	1	—	(21)	5
Commodity contracts
Recognized on derivatives	—	—	—	—	(539)	(539)	—
Recognized on hedged items	—	—	—	—	646	646	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	107	107	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$82	—	(541)	1	107	(351)	5
Quarter ended June 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,470	(6,149)	(3,164)	1,522	612	N/A	(104)
Interest rate contracts
Amounts related to cash flows on derivatives	253	(129)	(982)	—	—	(858)	N/A
Recognized on derivatives	(2)	(20)	(299)	—	—	(321)	—
Recognized on hedged items	3	22	281	—	—	306	N/A
Total gains (losses) (pre-tax) on interest rate contracts	254	(127)	(1,000)	—	—	(873)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(29)	—	—	(29)	N/A
Recognized on derivatives	—	—	(5)	20	—	15	7
Recognized on hedged items	—	—	(1)	(18)	—	(19)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(35)	2	—	(33)	7
Commodity contracts
Recognized on derivatives	—	—	—	—	(163)	(163)	—
Recognized on hedged items	—	—	—	—	176	176	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	13	13	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$254	(127)	(1,035)	2	13	(893)	7

(continued on following page)

Wells Fargo & Company	95

Note 11: Derivatives (continued)

(continued from previous page)

	Net interest income			Noninterest income		Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Net gains from trading and securities	Other	Derivative gains (losses)	Derivative gains (losses)
Six months ended June 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income	$9,582	(10,270)	(5,191)	2,272	1,708	N/A	1,041
Interest rate contracts
Amounts related to cash flows on derivatives	148	25	(1,038)	—	—	(865)	N/A
Recognized on derivatives	(977)	56	3,007	—	—	2,086	—
Recognized on hedged items	971	(57)	(3,035)	—	—	(2,121)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	142	24	(1,066)	—	—	(900)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(34)	—	—	(34)	N/A
Recognized on derivatives	—	—	15	77	—	92	12
Recognized on hedged items	—	—	(27)	(76)	—	(103)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(46)	1	—	(45)	12
Commodity contracts
Recognized on derivatives	—	—	—	—	(1,877)	(1,877)	—
Recognized on hedged items	—	—	—	—	1,995	1,995	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	118	118	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$142	24	(1,112)	1	118	(827)	12
Six months ended June 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$8,732	(11,960)	(6,513)	2,969	1,329	N/A	(764)
Interest rate contracts
Amounts related to cash flows on derivatives	522	(261)	(1,993)	—	—	(1,732)	N/A
Recognized on derivatives	574	(318)	(2,814)	—	—	(2,558)	—
Recognized on hedged items	(569)	316	2,790	—	—	2,537	N/A
Total gains (losses) (pre-tax) on interest rate contracts	527	(263)	(2,017)	—	—	(1,753)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(58)	—	—	(58)	N/A
Recognized on derivatives	—	—	(12)	(80)	—	(92)	11
Recognized on hedged items	—	—	6	82	—	88	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(64)	2	—	(62)	11
Commodity contracts
Recognized on derivatives	—	—	—	—	(232)	(232)	—
Recognized on hedged items	—	—	—	—	253	253	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	21	21	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$527	(263)	(2,081)	2	21	(1,794)	11

96	Wells Fargo & Company

Table 11.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.
Table 11.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (2)	Hedge accounting basis adjustment assets/(liabilities)
June 30, 2025
Available-for-sale debt securities (4)(5)	$62,591	(613)	22,611	313
Other assets (6)	10,007	508	—	—
Interest-bearing deposits	(41,261)	(114)	—	—
Long-term debt	(155,760)	9,754	(463)	—
December 31, 2024
Available-for-sale debt securities (4)(5)	$37,410	(1,546)	10,778	312
Other assets (6)	4,787	100	—	—
Interest-bearing deposits	(54,084)	(56)	—	—
Long-term debt	(151,743)	12,858	—	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $288 million and $260 million for AFS debt securities where only foreign currency risk is the designated hedged risk as of June 30, 2025, and December 31, 2024, respectively.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $517 million and $566 million of long-term debt cumulative basis adjustments as of June 30, 2025, and December 31, 2024, respectively, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Carrying amount represents the amortized cost.
(5)At June 30, 2025, and December 31, 2024, the amortized cost of closed portfolios of AFS debt securities using the portfolio layer method was $32.8 billion and $18.6 billion, respectively, of which $15.1 billion and $9.0 billion was designated as hedged, respectively. The balance includes cumulative basis adjustments of $112 million and $(43) million as of June 30, 2025, and December 31, 2024, respectively, related to certain AFS debt securities designated as the hedged item in a fair value hedge using the portfolio layer method.
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
Table 11.6: Gains (Losses) on Economic Hedge Derivatives

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Interest rate contracts (1)	$22	(132)	$245	(429)
Equity contracts (2)	280	79	48	126
Foreign exchange contracts (3)	(461)	16	(745)	168
Credit contracts (4)	(38)	—	(43)	8
Net gains (losses) recognized related to economic hedge derivatives	$(197)	(37)	$(495)	(127)
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
(4)Includes credit derivatives used to hedge certain loan exposures. Gains and (losses) were recorded in other noninterest income.

Wells Fargo & Company	97

Note 11: Derivatives (continued)

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
Table 11.7: Net Gains (Losses) from Derivative Valuation Adjustments

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
CVA	$(36)	(28)	$(59)	24
DVA	10	10	(8)	(11)
FVA	(26)	—	(47)	—
Total	$(52)	(18)	$(114)	13
Table 11.8 presents the impact of derivative valuation adjustments on derivative fair values.
Table 11.8: Derivative Valuation Adjustments

	Contra Liability (Contra Asset)
(in millions)	Jun 30, 2025	Dec 31, 2024
CVA	$(333)	(275)
DVA	217	226
FVA, net	(132)	(85)
Total derivative valuation adjustments	$(248)	(134)
Credit Derivatives
Credit derivative contracts transfer the credit risk of a reference asset or entity from one party (the purchaser of credit protection) to another party (the seller of credit protection). We use credit derivatives to assist customers in managing their risks, to manage our counterparty credit risk, and to hedge certain loan exposures. We act as both a purchaser and seller of credit protection. We may purchase and sell credit protection on corporate debt obligations through the use of credit default swaps, risk participation swaps or other credit derivatives. As a seller of credit protection, we would be required to perform under the sold credit derivatives in the event of default by the referenced obligors, such as bankruptcy, capital restructuring or lack of principal and/or interest payment.

Table 11.9 provides details of sold credit derivatives.
Table 11.9: Sold Credit Derivatives

	Credit protection sold - Notional amount
(in millions)	Total	Non-investment grade
June 30, 2025
Credit default swaps	$10,355	751
Risk participation swaps	5,836	3,633
Total credit derivatives	$16,191	4,384
December 31, 2024
Credit default swaps	$10,516	684
Risk participation swaps	6,007	3,779
Total credit derivatives	$16,523	4,463
Total credit protection sold represents the estimated maximum exposure to loss that would be incurred if, upon an event of default, the value of our interests and any associated collateral declined to zero. Maximum exposure does not take into consideration any recovery value from the referenced obligation or offset from collateral held or any economic hedges. Non-investment grade amounts represent those credit derivatives with a higher risk of us being required to perform under the terms of the credit derivative based on the risk of the underlying assets. We consider the credit risk to be low if the underlying assets referenced by the credit derivative have an external rating that is investment grade. If an external rating is not available, we classify the credit derivative as non-investment grade.

We manage our maximum exposure to sold credit derivatives by requiring collateral from our counterparties, which may include cash and non-cash collateral, and entering into purchased credit derivatives with identical or similar reference positions in order to achieve our desired credit risk profile. Our credit risk management approach is designed to provide the ability to recover amounts that would be paid under sold credit derivatives.
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
Table 11.10: Credit-Risk Contingent Features

(in billions)	Jun 30, 2025	Dec 31, 2024
Net derivative liabilities with credit-risk contingent features	$27.2	23.8
Collateral posted	24.2	19.8
Additional collateral to be posted upon a below investment grade credit rating (1)	3.0	4.1
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

98	Wells Fargo & Company

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

Note 12: Fair Value Measurements (continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 12.1: Fair Value on a Recurring Basis

	June 30, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$40,672	3,843	—	44,515	38,320	3,829	—	42,149
Collateralized loan obligations	—	787	82	869	—	847	80	927
Corporate debt securities	—	17,959	22	17,981	—	17,341	45	17,386
Federal agency mortgage-backed securities	—	55,356	—	55,356	—	52,908	—	52,908
Non-agency mortgage-backed securities	—	1,729	4	1,733	—	1,702	1	1,703
Other debt securities	—	7,100	—	7,100	—	6,132	—	6,132
Total trading debt securities	40,672	86,774	108	127,554	38,320	82,759	126	121,205
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	31,999	—	—	31,999	23,285	—	—	23,285
Securities of U.S. states and political subdivisions	—	10,849	16	10,865	—	12,018	17	12,035
Federal agency mortgage-backed securities	—	136,465	—	136,465	—	123,029	—	123,029
Non-agency mortgage-backed securities	—	1,705	2	1,707	—	1,804	2	1,806
Collateralized loan obligations	—	3,209	—	3,209	—	2,202	—	2,202
Other debt securities	—	433	191	624	—	424	197	621
Total available-for-sale debt securities	31,999	152,661	209	184,869	23,285	139,477	216	162,978
Loans held for sale	—	4,407	150	4,557	—	4,533	180	4,713
Mortgage servicing rights (residential)	—	—	6,417	6,417	—	—	6,844	6,844
Derivative assets (gross):
Interest rate contracts	184	24,199	435	24,818	178	28,070	567	28,815
Commodity contracts	—	3,257	53	3,310	—	2,602	39	2,641
Equity contracts	—	18,541	263	18,804	19	15,074	108	15,201
Foreign exchange contracts	—	50,877	10	50,887	—	51,913	43	51,956
Credit contracts	—	100	5	105	—	90	6	96
Total derivative assets (gross)	184	96,974	766	97,924	197	97,749	763	98,709
Equity securities	23,520	6,109	65	29,694	16,931	5,344	47	22,322
Other assets	—	—	127	127	—	—	168	168
Total assets prior to derivative netting	$96,375	346,925	7,842	451,142	78,733	329,862	8,344	416,939
Derivative netting (1)				(74,012)				(78,697)
Total assets after derivative netting				$377,130				338,242
Derivative liabilities (gross):
Interest rate contracts	$(152)	(26,133)	(615)	(26,900)	(121)	(26,844)	(4,170)	(31,135)
Commodity contracts	—	(2,853)	(68)	(2,921)	—	(1,558)	(75)	(1,633)
Equity contracts	—	(17,862)	(1,308)	(19,170)	(4)	(14,327)	(1,275)	(15,606)
Foreign exchange contracts	—	(48,994)	(14)	(49,008)	—	(50,886)	(39)	(50,925)
Credit contracts	—	(66)	(10)	(76)	—	(43)	(7)	(50)
Total derivative liabilities (gross)	(152)	(95,908)	(2,015)	(98,075)	(125)	(93,658)	(5,566)	(99,349)
Short-sale and other liabilities	(22,949)	(8,319)	(54)	(31,322)	(21,835)	(6,909)	(52)	(28,796)
Interest-bearing deposits	—	(23)	—	(23)	—	(318)	—	(318)
Long-term debt	—	(5,653)	—	(5,653)	—	(3,495)	—	(3,495)
Total liabilities prior to derivative netting	$(23,101)	(109,903)	(2,069)	(135,073)	(21,960)	(104,380)	(5,618)	(131,958)
Derivative netting (1)				85,527				83,014
Total liabilities after derivative netting				$(49,546)				(48,944)
(1)Represents balance sheet netting of derivative asset and liability balances, related cash collateral, and portfolio level valuation adjustments. See Note 11 (Derivatives) for additional information.

100	Wells Fargo & Company

Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.
Table 12.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended June 30, 2025
Trading debt securities	$126	(11)	10	(18)	(5)	9	(3)	108	(8)	(6)
Available-for-sale debt securities	211	(2)	—	—	—	—	—	209	(1)	(6)
Loans held for sale	151	(1)	11	(2)	(4)	9	(14)	150	(1)	(7)
Mortgage servicing rights (residential) (8)	6,536	(108)	26	(37)	—	—	—	6,417	88	(7)
Net derivative assets and liabilities:
Interest rate contracts	(2,330)	230	—	—	24	—	1,896	(180)	178
Equity contracts	(1,124)	(121)	—	—	139	(57)	118	(1,045)	(77)
Other derivative contracts	(96)	(28)	6	(1)	(41)	—	136	(24)	18
Total derivative contracts	(3,550)	81	6	(1)	122	(57)	2,150	(1,249)	119	(9)
Equity securities	66	1	8	(10)	—	—	—	65	3	(6)
Other assets and liabilities	39	34	—	—	—	—	—	73	34	(10)
Quarter ended June 30, 2024
Trading debt securities	$123	3	79	(60)	(10)	34	(3)	166	—	(6)
Available-for-sale debt securities	193	(2)	10	—	(12)	—	(2)	187	(2)	(6)
Loans held for sale	322	(1)	22	(76)	(6)	23	(62)	222	(2)	(7)
Mortgage servicing rights (residential) (8)	7,249	(174)	20	(34)	—	—	—	7,061	60	(7)
Net derivative assets and liabilities:
Interest rate contracts	(4,725)	(597)	—	—	734	—	—	(4,588)	(60)
Equity contracts	(1,599)	(9)	—	—	197	1	111	(1,299)	97
Other derivative contracts	(6)	83	2	(1)	(60)	—	2	20	20
Total derivative contracts	(6,330)	(523)	2	(1)	871	1	113	(5,867)	57	(9)
Equity securities	49	6	1	(3)	—	—	—	53	5	(6)
Other assets and liabilities	107	(10)	—	—	—	—	—	97	(10)	(10)
Six months ended June 30, 2025
Trading debt securities	$126	(18)	21	(25)	(8)	18	(6)	108	(16)	(6)
Available-for-sale debt securities	216	(1)	3	—	(9)	—	—	209	(1)	(6)
Loans held for sale	180	—	18	(2)	(14)	33	(65)	150	—	(7)
Mortgage servicing rights (residential) (8)	6,844	(365)	51	(113)	—	—	—	6,417	20	(7)
Net derivative assets and liabilities:
Interest rate contracts	(3,603)	1,098	—	—	429	—	1,896	(180)	293
Equity contracts	(1,167)	(67)	—	—	259	(197)	127	(1,045)	1
Other derivative contracts	(33)	55	8	(1)	(189)	—	136	(24)	24
Total derivative contracts	(4,803)	1,086	8	(1)	499	(197)	2,159	(1,249)	318	(9)
Equity securities	47	4	48	(32)	—	—	(2)	65	4	(6)
Other assets and liabilities	116	(43)	—	—	—	—	—	73	(43)	(10)
Six months ended June 30, 2024
Trading debt securities	$157	3	125	(139)	(12)	48	(16)	166	(1)	(6)
Available-for-sale debt securities	221	(4)	15	—	(15)	—	(30)	187	(4)	(6)
Loans held for sale	448	(3)	93	(95)	(53)	57	(225)	222	(4)	(7)
Mortgage servicing rights (residential) (8)	7,468	(149)	39	(297)	—	—	—	7,061	311	(7)
Net derivative assets and liabilities:
Interest rate contracts	(3,567)	(2,469)	—	—	1,448	—	—	(4,588)	(1,278)
Equity contracts	(1,474)	(272)	—	—	352	(44)	139	(1,299)	16
Other derivative contracts	43	108	2	(2)	(133)	—	2	20	(38)
Total derivative contracts	(4,998)	(2,633)	2	(2)	1,667	(44)	141	(5,867)	(1,300)	(9)
Equity securities	43	9	9	(8)	—	—	—	53	8	(6)
Other assets and liabilities	(34)	132	—	(1)	—	—	—	97	132	(10)
(1)All amounts represent net gains (losses) included in net income except for AFS debt securities and other assets and liabilities which also included net gains (losses) in other comprehensive income. Net gains (losses) included in other comprehensive income for AFS debt securities were $(1) million for both the second quarter and first half of 2025, and $(2) million for both the second quarter and first half of 2024, respectively. Net gains (losses) included in other comprehensive income for other assets and liabilities were $(10) million and $(9) million for the second quarter and first half of 2025, respectively, and $(8) million and $(10) million for the second quarter and first half of 2024, respectively.
(2)Includes originations of mortgage servicing rights and loans held for sale.
(3)All assets and liabilities transferred into Level 3 were previously classified within Level 2.
(4)All assets and liabilities transferred out of Level 3 are classified as Level 2.
(5)All amounts represent net unrealized gains (losses) related to assets and liabilities held at period end included in net income except for AFS debt securities and other assets and liabilities which also included net unrealized gains (losses) related to assets and liabilities held at period end in other comprehensive income. Net unrealized gains (losses) included in other comprehensive income for AFS debt securities were $(1) million for both the second quarter and first half of 2025, and $(2) million and $(1) million for the second quarter and first half of 2024, respectively. Net unrealized gains (losses) included in other comprehensive income for other assets and liabilities were $(10) million and $(9) million for the second quarter and first half of 2025, respectively, and $(8) million and $(10) million for the second quarter and first half of 2024, respectively.
(6)Included in net gains from trading and securities on our consolidated statement of income.
(7)Included in mortgage banking income on our consolidated statement of income.
(8)For additional information on the changes in mortgage servicing rights, see Note 6 (Mortgage Banking Activities).
(9)Included in mortgage banking income, net gains from trading and securities, and other noninterest income on our consolidated statement of income.
(10)Included in other noninterest income on our consolidated statement of income.

Wells Fargo & Company	101

Note 12: Fair Value Measurements (continued)
Table 12.3 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value on a recurring basis.
Weighted averages of inputs are calculated using outstanding unpaid principal balances of loans serviced for residential MSRs and notional amounts for derivative instruments.
Table 12.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3	Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
June 30, 2025
Mortgage servicing rights (residential)	$6,417	Discounted cash flow	Cost to service per loan (1)	$60	-	454		103
			Discount rate	8.8	-	15.0%		9.7
			Prepayment rate (2)	6.8	-	20.9		8.1
Net derivative assets and (liabilities):
Interest rate contracts	(174)	Discounted cash flow	Discount rate	2.3	-	3.9		3.8
	(6)	Discounted cash flow	Default rate	0.4	-	2.2		0.8
			Loss severity	50.0	-	50.0		50.0
Equity contracts	(652)	Discounted cash flow	Conversion factor	(1.0)	-	0.0%		(0.4)
			Weighted average life	0.5	-	3.5	yrs	1.6
	(393)	Option model	Correlation factor	(70.0)	-	98.0%		62.8
			Volatility factor	10.0	-	108.0		39.8
December 31, 2024
Mortgage servicing rights (residential)	$6,844	Discounted cash flow	Cost to service per loan (1)	$60	-	451		103
			Discount rate	9.2	-	15.5%		10.1
			Prepayment rate (2)	6.8	-	19.4		8.1
Net derivative assets and (liabilities):
Interest rate contracts	(3,588)	Discounted cash flow	Discount rate	4.1	-	4.2		4.1
	(15)	Discounted cash flow	Default rate	0.4	-	1.1		0.5
			Loss severity	50.0	-	50.0		50.0
Equity contracts	(758)	Discounted cash flow	Conversion factor	(1.4)	-	0.0%		(0.7)
			Weighted average life	1.0	-	4.0	yrs	2.0
	(409)	Option model	Correlation factor	(70.0)	-	98.9%		65.3
			Volatility factor	6.5	-	138.0		41.1
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans, the range is $60 - $105 at June 30, 2025, and $60 - $162 at December 31, 2024.
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
Table 12.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of June 30, 2025, and December 31, 2024, and for which a nonrecurring fair value adjustment was recorded during the six months ended June 30, 2025, and the year ended December 31, 2024.
Table 12.4: Fair Value on a Nonrecurring Basis

	June 30, 2025			December 31, 2024
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$399	224	623	841	287	1,128
Loans:
Commercial	713	—	713	1,376	—	1,376
Consumer	70	—	70	91	—	91
Total loans	783	—	783	1,467	—	1,467
Equity securities	631	1,230	1,861	1,451	2,570	4,021
Other assets	10,167	7	10,174	4,959	9	4,968
Total assets at fair value on a nonrecurring basis	$11,980	1,461	13,441	8,718	2,866	11,584
(1)Consists of commercial mortgages and residential mortgage – first lien loans.
Table 12.5 presents the gains (losses) on all assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 12.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustments

	Six months ended June 30,
(in millions)	2025	2024
Loans held for sale	$8	(21)
Loans:
Commercial	(273)	(567)
Consumer	(213)	(292)
Total loans	(486)	(859)
Equity securities (1)	(249)	(58)
Other assets (2)	1,943	263
Total	$1,216	(675)
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
Table 12.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)	Range of Inputs Positive (Negative)			Weighted Average
June 30, 2025
Equity securities	$110	Market comparable pricing	Comparability adjustment	(100.0)	-	(7.0)%	(44.8)
	1,120	Market comparable pricing	Multiples	1.1x	-	44.1x	14.7x
December 31, 2024
Equity securities	1,309	Market comparable pricing	Comparability adjustment	(100.0)	-	2.3%	(36.1)
	1,261	Market comparable pricing	Multiples	0.9x	-	8.9x	2.9x
(1)See Note 15 (Fair Value Measurements) in our 2024 Form 10-K for additional information on the valuation technique(s) and significant unobservable inputs used in the valuation of Level 3 assets.

Wells Fargo & Company	103

Note 12: Fair Value Measurements (continued)
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
Table 12.7: Fair Value Option

	June 30, 2025			December 31, 2024
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale (1)	$4,557	4,710	(153)	4,713	4,864	(151)
Interest-bearing deposits	(23)	(23)	—	(318)	(317)	(1)
Long-term debt (2)	(5,653)	(6,236)	583	(3,495)	(4,118)	623
(1)Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at June 30, 2025, and December 31, 2024.
(2)Includes zero coupon notes for which the aggregate unpaid principal amount reflects the contractual principal due at maturity.
Table 12.8 reflects amounts included in earnings related to initial measurement and subsequent changes in fair value, by income statement line item, for assets and liabilities for which the fair value option was elected. Amounts recorded in net interest income are excluded from the table below.

Table 12.8: Gains (Losses) on Changes in Fair Value Included in Earnings

	2025			2024
(in millions)	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income
Quarter ended June 30,
Loans held for sale	$20	12	—	20	(3)	—
Interest-bearing deposits	—	—	—	—	2	—
Long-term debt	—	3	—	—	18	—
Six months ended June 30,
Loans held for sale	$41	9	—	43	15	—
Interest-bearing deposits	—	—	—	—	4	—
Long-term debt	—	(23)	—	—	59	—
For performing loans, instrument-specific credit risk gains or losses are derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. For LHFS accounted for under the fair value option, instrument-specific credit gains or losses were insignificant during the second quarter and first half of both 2025 and 2024.
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

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 12.9. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $702 million and $546 million at June 30, 2025, and December 31, 2024, respectively.

The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.
Table 12.9: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
June 30, 2025
Financial assets
Cash and due from banks (1)	$35,081	35,081	—	—	35,081
Interest-earning deposits with banks (1)	159,480	159,145	335	—	159,480
Federal funds sold and securities purchased under resale agreements (1)	104,815	—	104,815	—	104,815
Held-to-maturity debt securities	221,493	2,039	178,598	3,142	183,779
Loans held for sale (2)	3,069	—	2,826	284	3,110
Loans, net (2)	895,609	—	2,234	865,411	867,645
Equity securities (cost method)	4,143	—	—	4,236	4,236
Total financial assets	$1,423,690	196,265	288,808	873,073	1,358,146
Financial liabilities
Deposits (3)	$134,594	—	51,291	82,725	134,016
Short-term borrowings	187,710	—	187,711	—	187,711
Long-term debt (4)	170,570	—	172,796	2,213	175,009
Total financial liabilities	$492,874	—	411,798	84,938	496,736
December 31, 2024
Financial assets
Cash and due from banks (1)	$37,080	37,080	—	—	37,080
Interest-earning deposits with banks (1)	166,281	165,903	378	—	166,281
Federal funds sold and securities purchased under resale agreements (1)	105,330	—	105,330	—	105,330
Held-to-maturity debt securities	234,948	2,015	188,756	3,008	193,779
Loans held for sale	1,547	—	1,216	384	1,600
Loans, net (2)	882,361	—	3,211	845,016	848,227
Equity securities (cost method)	3,782	—	—	3,868	3,868
Total financial assets	$1,431,329	204,998	298,891	852,276	1,356,165
Financial liabilities
Deposits (3)	$139,547	—	63,497	75,692	139,189
Short-term borrowings	108,540	—	108,547	—	108,547
Long-term debt (4)	169,567	—	171,747	2,334	174,081
Total financial liabilities	$417,654	—	343,791	78,026	421,817
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing in loans and loans held for sale, net of allowance for credit losses, of $15.9 billion and $16.2 billion at June 30, 2025, and December 31, 2024, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.2 trillion at both June 30, 2025, and December 31, 2024.
(4)Excludes obligations under finance leases of $14 million and $16 million at June 30, 2025, and December 31, 2024, respectively.

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

We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We also retain servicing rights on the transferred loans. As a servicer, we retain the option to repurchase loans from certain loan securitizations, which becomes exercisable based on delinquency status such as when three scheduled loan payments are past due. When we have the unilateral option to repurchase a loan, we recognize the loan and a corresponding liability on our balance sheet regardless of our intent to repurchase the loan, and the loans remain pledged to the securitization. At June 30, 2025, and December 31, 2024, we recorded assets and related liabilities of $1.4 billion and $1.5 billion, respectively, where we did not exercise our option to repurchase eligible loans. We repurchased loans of $99 million and $196 million, during the second quarter and first half of 2025, respectively, and $18 million and $108 million during the second quarter and first half of 2024, respectively.

Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties as well as other recourse arrangements. At June 30, 2025, and December 31, 2024, our liability for these repurchase and recourse arrangements was $187 million and $188 million, respectively, and the maximum exposure to loss was $13.7 billion at both June 30, 2025, and December 31, 2024.

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

106	Wells Fargo & Company

gain or loss because the loans are typically measured at fair value on a recurring basis. Transfers of commercial mortgage loans include both transactions with the GSEs or GNMA and nonconforming transactions. These commercial mortgage loans are carried at the lower of cost or market, and we recognize gains on such transfers when the market value is greater than the carrying value of the loan when it is sold.
Table 13.1: Transfers with Continuing Involvement

	2025		2024
(in millions)	Residential mortgages	Commercial mortgages (1)	Residential mortgages	Commercial mortgages (1)
Quarter ended June 30,
Assets sold	$2,235	3,596	2,016	3,736
Proceeds from transfer (2)	2,235	3,624	2,016	3,789
Net gains (losses) on sale	—	28	—	53

Continuing involvement (3):
Servicing rights recognized	$26	22	19	16
Securities recognized (4)	—	106	—	48
Six months ended June 30,
Assets sold	$4,117	4,271	3,700	5,285
Proceeds from transfer (2)	4,117	4,310	3,700	5,359
Net gains (losses) on sale	—	39	—	74

Continuing involvement (3):
Servicing rights recognized	$50	33	35	26
Securities recognized (4)	—	106	—	48
(1)In first quarter 2025, we sold the non-agency portion of our commercial mortgage third-party servicing business.
(2)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(3)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(4)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $1.3 billion and $1.8 billion during the second quarter and first half of 2025, respectively, and $1.1 billion and $1.7 billion during the second quarter and first half of 2024, respectively.
In the normal course of business, we purchase certain non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We may also provide seller financing in the form of loans. We received cash flows of $4 million and $10 million during the second quarter and first half of 2025, respectively, and $34 million and $192 million during the second quarter and first half of 2024, respectively, for VIEs with significant continuing involvement, related to principal and interest payments on these securities and loans. These amounts exclude cash flows related to trading activities.

Table 13.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.
Table 13.2: Residential MSRs – Assumptions at Securitization Date

	2025	2024
Quarter ended June 30,
Prepayment rate (1)	15.3%	16.8
Discount rate	10.1	10.3
Cost to service ($ per loan)	$62	211
Six months ended June 30,
Prepayment rate (1)	14.8%	17.0
Discount rate	10.2	10.3
Cost to service ($ per loan)	$62	236
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
See Note 12 (Fair Value Measurements) and Note 6 (Mortgage Banking Activities) for additional information on key assumptions for residential MSRs.

RESECURITIZATION ACTIVITIES. We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or guaranteed by GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. During the six months ended June 30, 2025 and 2024, we transferred trading debt securities of $8.0 billion and $5.2 billion, respectively, to resecuritization VIEs, and retained trading debt securities of $932 million and $211 million, respectively. These amounts are not included in Table 13.1. As of June 30, 2025, and December 31, 2024, we held $1.1 billion and $819 million of trading debt securities, respectively. Total resecuritization VIE assets, to which we sold assets and hold an interest, were $49.3 billion and $44.1 billion at June 30, 2025, and December 31, 2024, respectively.

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
Table 13.3 excludes mortgage loans sold to and held or securitized by GSEs or GNMA of $515.7 billion and $528.1 billion at June 30, 2025, and December 31, 2024, respectively, due to guarantees provided by GSEs and the FHA and VA, which limit our credit risk associated with such securitizations. Delinquent loans and foreclosed assets related to loans sold to and held or securitized by GSEs and GNMA were $1.9 billion and $2.4 billion at June 30, 2025, and December 31, 2024, respectively.
Table 13.3: Sold or Securitized Loans Serviced for Others

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Six months ended June 30,
(in millions)	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024	2025	2024
Commercial (2)	$6	72,468	—	1,467	—	5
Residential	3,299	7,362	300	340	5	3
Total off-balance sheet sold or securitized loans	$3,305	79,830	300	1,807	5	8
(1)Includes $0 million and $258 million of commercial foreclosed assets and $21 million and $18 million of residential foreclosed assets at June 30, 2025, and December 31, 2024, respectively.
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

108	Wells Fargo & Company

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
Table 13.4: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	All other assets (2)	Debt and other liabilities	Net assets
June 30, 2025
Nonconforming mortgage loan securitizations (3)	$2,262	—	245	12	—	257
Commercial real estate loans	5,021	5,007	—	14	—	5,021
Other	1,059	—	—	13	—	13
Total	$8,342	5,007	245	39	—	5,291
		Maximum exposure to loss
		Loans	Debt securities (1)	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations (3)		$—	245	12	—	257
Commercial real estate loans		5,007	—	14	691	5,712
Other		—	—	13	157	170
Total		$5,007	245	39	848	6,139
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	All other assets (2)	Debt and other liabilities	Net assets
December 31, 2024
Nonconforming mortgage loan securitizations (3)	$165,218	—	2,203	512	(4)	2,711
Commercial real estate loans	5,289	5,275	—	14	—	5,289
Other	1,186	67	—	10	—	77
Total	$171,693	5,342	2,203	536	(4)	8,077
		Maximum exposure to loss
		Loans	Debt securities (1)	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations (3)		$—	2,203	512	4	2,719
Commercial real estate loans		5,275	—	14	695	5,984
Other		67	—	10	157	234
Total		$5,342	2,203	536	856	8,937
(1)Includes $0 million and $298 million of securities classified as trading at June 30, 2025, and December 31, 2024, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets. Other assets at December 31, 2024, were predominantly servicer advances.
(3)In first quarter 2025, we sold the non-agency portion of our commercial mortgage third-party servicing business. As a result, we no longer have continuing involvement in the form of servicing.

Wells Fargo & Company	109

Note 13: Securitizations and Variable Interest Entities (continued)
INVOLVEMENT WITH TAX CREDIT VIES. In addition to the unconsolidated VIEs in Table 13.4, we may invest in or provide funding to affordable housing, renewable energy or similar projects that are designed to generate a return primarily through the realization of federal income tax credits and other income tax benefits. Our affordable housing investments generate low-income housing tax credits and our renewable energy investments generate either production tax credits, investment tax credits, or both. The projects are typically managed by third-party sponsors who have the power over the VIE’s assets; therefore, we do not consolidate the VIEs. The carrying value of our equity investments in tax credit VIEs was $20.8 billion and $21.7 billion at June 30, 2025, and December 31, 2024, respectively. Additionally, we had loans to tax credit VIEs with a carrying value of $1.8 billion and $1.9 billion at June 30, 2025, and December 31, 2024, respectively.

Our maximum exposure to loss for tax credit VIEs at June 30, 2025, and December 31, 2024, was $27.3 billion and $29.1 billion, respectively. Our maximum exposure to loss included total unfunded equity and lending commitments of $4.7 billion and $5.5 billion at June 30, 2025, and December 31,
2024, respectively. Under these commitments, we are required to provide additional financial support during the investment period, at the discretion of project sponsors, or for certain renewable energy investments, on a contingent basis based on the amount of income tax credits earned. For equity investments accounted for using the proportional amortization method, a liability is recognized in accrued expenses and liabilities on our consolidated balance sheet for unfunded commitments that are either legally binding or contingent but probable of funding. The liability recognized for these commitments at June 30, 2025, and December 31, 2024, was $5.8 billion and $6.4 billion, respectively. Substantially all of these commitments are expected to be funded within three years. See Note 14 (Guarantees and Other Commitments) for additional information about unrecognized commitments to purchase equity securities.

Table 13.5 summarizes the impacts to our consolidated statement of income related to our affordable housing and renewable energy equity investments, which are accounted for using either the proportional amortization method or the equity method.
Table 13.5: Income Statement Impacts for Affordable Housing and Renewable Energy Tax Credit Investments

		Quarter ended June 30,		Six months ended June 30,
(in millions)		2025	2024	2025	2024
Income (loss) before income tax expense (1)	(A)	$18	(10)	$26	(52)
Income tax expense (benefit):
Proportional amortization of investments		897	934	1,605	1,864
Income tax credits and other income tax benefits		(1,248)	(1,157)	(2,204)	(2,345)
Net expense (benefit) recognized within income tax expense	(B)	(351)	(223)	(599)	(481)
Net income related to affordable housing and renewable energy tax credit investments	(A)-(B)	$369	213	$625	429
(1)Includes pre-tax impacts from tax credit investments accounted for using the equity method and non-income tax-related returns from investments accounted for using the proportional amortization method.

110	Wells Fargo & Company

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

We consolidate the master trust because, as the servicer of the credit card loans, we have the power to direct the activities that most significantly impact the economic performance and hold variable interests potentially significant to the VIE. We hold a minimum of 5% seller’s interest in the transferred credit card loans and we retain subordinated securities issued by the master trust, which collectively could result in exposure to potentially significant losses or benefits from the master trust. As of June 30, 2025, and December 31, 2024, we held seller’s interest of $3.9 billion and $6.5 billion, respectively, in the transferred credit card loans and $1.5 billion (at par) and $750 million (at par), respectively, in the subordinated securities issued by the master trust, which are both eliminated in our consolidated financial statements. The transferred credit card loans and debt securities issued to third parties are recognized on our consolidated balance sheet, and classified as loans and long-term debt, respectively.

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
Table 13.6: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	All other assets (1)	Long-term debt	Accrued expenses and other liabilities
June 30, 2025
Commercial and industrial loans and leases	$1,727	1,568	159	—	(133)
Credit card securitizations	9,464	9,284	49	(3,772)	(8)
Other	1,109	—	1,106	—	(3)
Total consolidated VIEs	$12,300	10,852	1,314	(3,772)	(144)
December 31, 2024
Commercial and industrial loans and leases	$1,737	1,570	167	—	(118)
Credit card securitizations	9,803	9,615	25	(2,240)	(5)
Other	479	—	479	—	(1)
Total consolidated VIEs	$12,019	11,185	671	(2,240)	(124)
(1)All other assets includes loans held for sale and other assets.
Other Transactions
In addition to the transactions included in the previous tables, we used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs were receivables from us, we did not consolidate the VIEs even though we owned all of the voting equity shares of the VIEs, had fully guaranteed the obligations of the VIEs, and had the right to redeem the third-party securities under certain circumstances. On our consolidated balance sheet, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $0 and $429 million at June 30, 2025, and December 31, 2024, respectively. In second quarter 2025, we redeemed the long-term junior subordinated debt, which triggered the redemption of the securities issued by the VIEs to third-party investors.

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
Table 14.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
June 30, 2025
Standby letters of credit (1)	$93	13,865	5,166	1,613	17	20,661	6,980
Direct pay letters of credit (1)	5	1,027	1,704	269	90	3,090	697
Loans and LHFS sold with recourse	88	1,290	2,846	4,031	5,923	14,090	10,665
Exchange and clearing house guarantees	—	83,172	—	—	—	83,172	—
Other guarantees and indemnifications	39	1,348	771	70	1,184	3,373	719
Total guarantees	$225	100,702	10,487	5,983	7,214	124,386	19,061
December 31, 2024
Standby letters of credit (1)	$90	13,311	6,951	1,538	17	21,817	7,198
Direct pay letters of credit (1)	2	1,818	1,051	108	92	3,069	766
Loans and LHFS sold with recourse	82	593	3,089	3,969	6,223	13,874	10,660
Exchange and clearing house guarantees	—	38,852	—	—	—	38,852	—
Other guarantees and indemnifications	36	1,888	496	124	553	3,061	1,022
Total guarantees	$210	56,462	11,587	5,739	6,885	80,673	19,646
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

WRITTEN OPTIONS. We enter into written foreign currency options and over-the-counter written equity put options that are derivative contracts that have the characteristics of a guarantee. The fair value of written options represents our view of the probability that we will be required to perform under the contract. The fair value of these written options was a liability of $172 million and $88 million at June 30, 2025, and December 31, 2024, respectively. The fair value may be an asset as a result of deferred premiums on certain option trades. The maximum exposure to loss represents the notional value of these derivative contracts. At June 30, 2025, the maximum exposure to loss was $60.9 billion, with $57.0 billion expiring in three years or less compared with $34.3 billion and $31.5 billion, respectively, at
December 31, 2024. See Note 11 (Derivatives) for additional information regarding written derivative contracts.

MERCHANT SERVICES. We provide merchants with solutions for processing debit and credit card transactions through payment networks and serve as a card network sponsor for large payment companies. In April 2025, we acquired the remaining interest in our merchant services joint venture. In our role as a merchant acquiring bank, we have a potential obligation in connection with disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of June 30, 2025, our potential maximum exposure was approximately $412.2 billion, and related losses were insignificant.

GUARANTEES OF SUBSIDIARIES. The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $1.5 billion and $1.3 billion at June 30, 2025, and December 31, 2024, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

112	Wells Fargo & Company

OTHER COMMITMENTS. As of both June 30, 2025, and December 31, 2024, we had commitments to purchase equity securities of $6.6 billion, which predominantly included Federal Reserve Bank stock and tax credit investments accounted for using the equity method.

We have commitments to enter into resale and securities borrowing agreements as well as repurchase and securities lending agreements with certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments for resale and securities borrowing agreements was $20.2 billion and $27.3 billion as of June 30, 2025, and December 31, 2024, respectively. The amount of our unfunded contractual commitments for repurchase and securities lending agreements was $2.0 billion as of both June 30, 2025, and December 31, 2024.

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
Table 15.1: Offsetting – Securities Financing Activities

(in millions)	Jun 30, 2025	Dec 31, 2024
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$165,413	159,538
Gross amounts offset in consolidated balance sheet (1)	(60,598)	(54,208)
Net amounts in consolidated balance sheet (2)	104,815	105,330
Collateral received not recognized in consolidated balance sheet (3)	(104,003)	(104,313)
Net amount (4)	$812	1,017
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$222,201	149,427
Gross amounts offset in consolidated balance sheet (1)	(60,598)	(54,208)
Net amounts in consolidated balance sheet (5)	161,603	95,219
Collateral pledged but not netted in consolidated balance sheet (6)	(161,547)	(95,170)
Net amount (4)	$56	49
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset within our consolidated balance sheet.
(2)Included in federal funds sold and securities purchased under resale agreements on our consolidated balance sheet. Excludes $24.0 billion and $21.8 billion classified on our consolidated balance sheet in loans at June 30, 2025, and December 31, 2024, respectively, which relates to resale agreements involving collateral other than securities as part of our commercial lending business activities.
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
Table 15.2: Gross Obligations by Underlying Collateral Type

(in millions)	Jun 30, 2025	Dec 31, 2024
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$105,123	70,362
Securities of U.S. States and political subdivisions	187	648
Federal agency mortgage-backed securities	89,650	54,107
Non-agency mortgage-backed securities	2,524	2,397
Corporate debt securities	10,937	10,008
Asset-backed securities	2,613	2,334
Equity securities	1,254	1,584
Other	2,321	740
Total repurchases	214,609	142,180
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	525	214
Corporate debt securities	2,067	1,925
Equity securities	4,987	5,101
Other	13	7
Total securities lending	7,592	7,247
Total repurchases and securities lending	$222,201	149,427
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
Table 15.3: Contractual Maturities of Gross Obligations

(in millions)	Repurchase agreements	Securities lending agreements
June 30, 2025
Overnight/continuous	$122,592	4,191
Up to 30 days	50,112	—
30-90 days	27,300	—
>90 days	14,605	3,401
Total gross obligation	$214,609	7,592
December 31, 2024
Overnight/continuous	$79,560	4,096
Up to 30 days	40,318	—
30-90 days	8,909	300
>90 days	13,393	2,851
Total gross obligation	$142,180	7,247

Wells Fargo & Company	115

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
Table 16.1: Pledged Assets

(in millions)	Jun 30, 2025	Dec 31, 2024
Pledged to counterparties that had the right to sell or repledge:
Debt securities:
Trading	$95,870	86,142
Available-for-sale	1,731	3,078
Equity securities	12,120	9,774
All other assets	409	461
Total assets pledged to counterparties that had the right to sell or repledge	110,130	99,455
Pledged to counterparties that did not have the right to sell or repledge:
Debt securities:
Trading	7,350	5,121
Available-for-sale	122,652	97,025
Held-to-maturity	200,108	213,829
Loans	495,430	485,701
Equity securities	448	2,150
All other assets	832	853
Total assets pledged to counterparties that did not have the right to sell or repledge	826,820	804,679
Total pledged assets	$936,950	904,134
Collateral Accepted
We receive financial assets as collateral that we are permitted to sell or repledge. This collateral is obtained in connection with securities purchased under resale agreements and securities borrowing transactions, customer margin loans, and derivative contracts. We may use this collateral in connection with securities sold under repurchase agreements and securities lending transactions, derivative contracts, and short sales. At June 30, 2025, and December 31, 2024, the fair value of this collateral received that we have the right to sell or repledge was $311.2 billion and $288.7 billion, respectively, of which $216.1 billion and $142.2 billion, respectively, were sold or repledged.

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

Wells Fargo & Company	117

Note 17: Operating Segments (continued)
Table 17.1 presents our results by operating segment.
Table 17.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2025
Net interest income (2)	$7,199	1,983	1,815	891	(103)	(77)	11,708
Noninterest income	2,029	950	2,858	3,007	662	(392)	9,114
Total revenue	9,228	2,933	4,673	3,898	559	(469)	20,822
Provision for credit losses	945	(43)	103	12	(12)	—	1,005
Personnel expense	3,475	982	1,452	2,630	170	—	8,709
Nonpersonnel expense	2,324	537	799	615	395	—	4,670
Total noninterest expense	5,799	1,519	2,251	3,245	565	—	13,379
Income (loss) before income tax expense (benefit)	2,484	1,457	2,319	641	6	(469)	6,438
Income tax expense (benefit)	621	369	582	161	(348)	(469)	916
Net income before noncontrolling interests	1,863	1,088	1,737	480	354	—	5,522
Less: Net income from noncontrolling interests	—	2	—	—	26	—	28
Net income	$1,863	1,086	1,737	480	328	—	5,494
Quarter ended June 30, 2024
Net interest income (2)	$7,024	2,281	1,945	906	(144)	(89)	11,923
Noninterest income	1,982	841	2,893	2,952	392	(294)	8,766
Total revenue	9,006	3,122	4,838	3,858	248	(383)	20,689
Provision for credit losses	932	29	285	(14)	4	—	1,236
Personnel expense	3,383	985	1,445	2,526	236	—	8,575
Nonpersonnel expense	2,318	521	725	667	487	—	4,718
Total noninterest expense	5,701	1,506	2,170	3,193	723	—	13,293
Income (loss) before income tax expense (benefit)	2,373	1,587	2,383	679	(479)	(383)	6,160
Income tax expense (benefit)	596	402	598	195	(157)	(383)	1,251
Net income (loss) before noncontrolling interests	1,777	1,185	1,785	484	(322)	—	4,909
Less: Net income (loss) from noncontrolling interests	—	3	—	—	(4)	—	(1)
Net income (loss)	$1,777	1,182	1,785	484	(318)	—	4,910
Six months ended June 30, 2025
Net interest income (2)	$14,142	3,960	3,605	1,717	(67)	(154)	23,203
Noninterest income	3,999	1,898	6,132	6,055	449	(765)	17,768
Total revenue	18,141	5,858	9,737	7,772	382	(919)	40,971
Provision for credit losses	1,684	144	103	23	(17)	—	1,937
Personnel expense	7,169	2,121	3,160	5,447	286	—	18,183
Nonpersonnel expense	4,558	1,068	1,567	1,158	736	—	9,087
Total noninterest expense	11,727	3,189	4,727	6,605	1,022	—	27,270
Income (loss) before income tax expense (benefit)	4,730	2,525	4,907	1,144	(623)	(919)	11,764
Income tax expense (benefit)	1,178	641	1,229	272	(963)	(919)	1,438
Net income before noncontrolling interests	3,552	1,884	3,678	872	340	—	10,326
Less: Net income (loss) from noncontrolling interests	—	4	—	—	(66)	—	(62)
Net income	$3,552	1,880	3,678	872	406	—	10,388
Six months ended June 30, 2024
Net interest income (2)	$14,134	4,559	3,972	1,775	(112)	(178)	24,150
Noninterest income	3,963	1,715	5,848	5,825	683	(632)	17,402
Total revenue	18,097	6,274	9,820	7,600	571	(810)	41,552
Provision for credit losses	1,720	172	290	(11)	3	—	2,174
Personnel expense	7,087	2,167	3,114	5,204	495	—	18,067
Nonpersonnel expense	4,638	1,018	1,386	1,219	1,303	—	9,564
Total noninterest expense	11,725	3,185	4,500	6,423	1,798	—	27,631
Income (loss) before income tax expense (benefit)	4,652	2,917	5,030	1,188	(1,230)	(810)	11,747
Income tax expense (benefit)	1,169	743	1,264	323	(474)	(810)	2,215
Net income (loss) before noncontrolling interests	3,483	2,174	3,766	865	(756)	—	9,532
Less: Net income from noncontrolling interests	—	6	—	—	(3)	—	3
Net income (loss)	$3,483	2,168	3,766	865	(753)	—	9,529

118	Wells Fargo & Company

(continued from previous page)

	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2025
Loans (average)	$315,433	226,461	285,886	84,871	4,068	—	916,719
Assets (average)	350,562	248,974	641,499	91,326	601,010	—	1,933,371
Deposits (average)	781,384	177,994	202,420	123,611	46,242	—	1,331,651

Six months ended June 30, 2025
Loans (average)	$316,735	225,140	281,610	84,609	4,380	—	912,474
Assets (average)	351,628	247,796	626,352	91,151	609,627	—	1,926,554
Deposits (average)	780,000	180,413	203,163	123,495	48,398	—	1,335,469

Loans (period-end)	316,342	229,544	290,578	84,990	2,964	—	924,418
Assets (period-end)	352,951	254,467	658,029	91,266	624,556	—	1,981,269
Deposits (period-end)	780,978	179,848	208,048	122,912	48,917	—	1,340,703
Quarter ended June 30, 2024
Loans (average)	$325,939	224,423	275,787	83,166	7,662	—	916,977
Assets (average)	362,497	247,285	558,063	90,267	656,535	—	1,914,647
Deposits (average)	778,228	166,892	187,545	102,843	110,970	—	1,346,478

Six months ended June 30, 2024
Loans (average)	$327,834	224,172	279,515	82,824	8,181	—	922,526
Assets (average)	364,439	246,763	554,498	90,101	660,009	—	1,915,810
Deposits (average)	775,738	165,460	185,408	102,158	115,288	—	1,344,052

Loans (period-end)	325,360	226,473	275,330	83,338	7,406	—	917,907
Assets (period-end)	363,790	250,475	565,334	89,980	670,494	—	1,940,073
Deposits (period-end)	781,817	168,979	200,920	103,722	110,456	—	1,365,894
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

Wells Fargo & Company	119

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
Table 18.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2025
Net interest income (2)	$7,199	1,983	1,815	891	(103)	(77)	11,708
Noninterest income:
Deposit-related fees	653	324	266	6	—	—	1,249
Lending-related fees (2)	22	138	209	4	—	—	373
Investment advisory and other asset-based fees (3)	—	20	39	2,440	—	—	2,499
Commissions and brokerage services fees	—	—	99	511	—	—	610
Investment banking fees	(1)	28	700	—	(31)	—	696
Card fees:
Card interchange and network revenue (4)	972	49	13	1	1	—	1,036
Other card fees (2)	137	—	—	—	—	—	137
Total card fees	1,109	49	13	1	1	—	1,173
Mortgage banking (2)	169	—	64	(3)	—	—	230
Net gains from trading activities (2)	—	—	1,229	27	14	—	1,270
Net gains from debt securities (2)	—	—	—	—	—	—	—
Net gains from equity securities (2)	12	3	31	—	73	—	119
Lease income (2)	—	116	—	—	148	—	264
Other (2)(4)	65	272	208	21	457	(392)	631
Total noninterest income	2,029	950	2,858	3,007	662	(392)	9,114
Total revenue	$9,228	2,933	4,673	3,898	559	(469)	20,822
Quarter ended June 30, 2024
Net interest income (2)	$7,024	2,281	1,945	906	(144)	(89)	11,923
Noninterest income:
Deposit-related fees	690	290	263	6	—	—	1,249
Lending-related fees (2)	23	139	205	2	—	—	369
Investment advisory and other asset-based fees (3)	—	20	38	2,357	—	—	2,415
Commissions and brokerage services fees	—	—	93	521	—	—	614
Investment banking fees	(1)	24	634	—	(16)	—	641
Card fees:
Card interchange and network revenue (4)	912	51	13	1	—	—	977
Other card fees (2)	124	—	—	—	—	—	124
Total card fees	1,036	51	13	1	—	—	1,101
Mortgage banking (2)	135	—	111	(3)	—	—	243
Net gains (losses) from trading activities (2)	—	(1)	1,387	39	17	—	1,442
Net gains from debt securities (2)	—	—	—	—	—	—	—
Net gains (losses) from equity securities (2)	—	(6)	9	15	62	—	80
Lease income (2)	—	133	—	—	159	—	292
Other (2)(4)	99	191	140	14	170	(294)	320
Total noninterest income	1,982	841	2,893	2,952	392	(294)	8,766
Total revenue	$9,006	3,122	4,838	3,858	248	(383)	20,689

(continued on following page)

120	Wells Fargo & Company

(continued from previous page)

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Six months ended June 30, 2025
Net interest income (2)	$14,142	3,960	3,605	1,717	(67)	(154)	23,203
Noninterest income:
Deposit-related fees	1,304	659	541	13	1	—	2,518
Lending-related fees (2)	45	274	410	8	—	—	737
Investment advisory and other asset-based fees (3)	—	41	80	4,914	—	—	5,035
Commissions and brokerage services fees	—	—	203	1,045	—	—	1,248
Investment banking fees	(1)	57	1,465	—	(50)	—	1,471
Card fees:
Card interchange and network revenue (4)	1,826	98	27	2	2	—	1,955
Other card fees (2)	261	—	—	—	1	—	262
Total card fees	2,087	98	27	2	3	—	2,217
Mortgage banking (2)	391	—	178	(7)	—	—	562
Net gains from trading activities (2)	—	—	2,576	54	13	—	2,643
Net gains (losses) from debt securities (2)	—	2	—	—	(149)	—	(147)
Net gains (losses) from equity securities (2)	5	(2)	62	(12)	(277)	—	(224)
Lease income (2)	—	239	—	—	297	—	536
Other (2)(4)	168	530	590	38	611	(765)	1,172
Total noninterest income	3,999	1,898	6,132	6,055	449	(765)	17,768
Total revenue	$18,141	5,858	9,737	7,772	382	(919)	40,971
Six months ended June 30, 2024
Net interest income (2)	$14,134	4,559	3,972	1,775	(112)	(178)	24,150
Noninterest income:
Deposit-related fees	1,367	574	525	12	1	—	2,479
Lending-related fees (2)	47	277	408	4	—	—	736
Investment advisory and other asset-based fees (3)	—	43	79	4,624	—	—	4,746
Commissions and brokerage services fees	—	—	174	1,066	—	—	1,240
Investment banking fees	(3)	41	1,281	—	(51)	—	1,268
Card fees:
Card interchange and network revenue (4)	1,782	105	28	2	1	—	1,918
Other card fees (2)	244	—	—	—	—	—	244
Total card fees	2,026	105	28	2	1	—	2,162
Mortgage banking (2)	328	—	151	(6)	—	—	473
Net gains (losses) from trading activities (2)	—	(1)	2,792	83	22	—	2,896
Net losses from debt securities (2)	—	—	—	—	(25)	—	(25)
Net gains from equity securities (2)	—	14	14	15	55	—	98
Lease income (2)	—	282	122	—	309	—	713
Other (2)(4)	198	380	274	25	371	(632)	616
Total noninterest income	3,963	1,715	5,848	5,825	683	(632)	17,402
Total revenue	$18,097	6,274	9,820	7,600	571	(810)	41,552
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
(3)We earned trailing commissions of $222 million and $455 million for the second quarter and first half of 2025, respectively, and $232 million and $463 million for the second quarter and first half of 2024, respectively.
(4)The cost of credit card rewards and rebates of $737 million and $1.4 billion for the second quarter and first half of 2025, respectively, and $690 million and $1.3 billion for the second quarter and first half of 2024, respectively, are presented net against the related revenue. In April 2025, we completed our acquisition of the remaining interest in our merchant services joint venture and recognized a net gain of $253 million in other noninterest income in Corporate. Following the acquisition, the revenue from this business has been included in card fees. Prior to the acquisition, our share of the net earnings of the joint venture, which was accounted for as an equity method investment, was included in other noninterest income.

Wells Fargo & Company	121

Note 18: Revenue and Expenses (continued)
Expenses
OPERATING LOSSES. Operating losses consist of expenses related to:
•Legal actions such as litigation and regulatory matters. For additional information on legal actions, see Note 10 (Legal Actions);
•Customer remediation activities, which are associated with our efforts to identify areas or instances where customers may have experienced financial harm and provide remediation as appropriate. We have accrued for the probable and estimable costs related to our customer remediation activities. We had $145 million and $236 million of accrued liabilities for customer remediation activities as of June 30, 2025, and December 31, 2024, respectively. Amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators; and
•Other business activities such as deposit overdraft losses, fraud losses, and isolated instances of customer redress.
Table 18.2 provides the components of our operating losses included in our consolidated statement of income.
Table 18.2: Operating Losses

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Legal actions	$122	135	$103	152
Customer remediation	12	184	22	612
Other	177	174	329	362
Total operating losses	$311	493	$454	1,126
Operating losses may have significant variability given the inherent and unpredictable nature of legal actions and customer remediation activities. The timing and determination of the amount of any associated losses for these matters depends on a variety of factors, some of which are outside of our control.
OTHER EXPENSES. Regulatory Charges and Assessments expense, which is included in other noninterest expense, was $244 million and $547 million in the second quarter and first half of 2025, respectively, compared with $335 million and $886 million in the same periods a year ago, and predominantly consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense, including amounts for the FDIC special assessment. For additional information on the FDIC special assessment, see Note 21 (Revenue and Expenses) in our 2024 Form 10-K.

122	Wells Fargo & Company

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
Table 19.1: Net Periodic Benefit Cost

	2025			2024
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended June 30,
Service cost	$9	—	—	8	—	—
Interest cost	97	4	3	96	3	4
Expected return on plan assets	(123)	—	(7)	(118)	—	(7)
Amortization of net actuarial loss (gain)	34	—	(6)	34	2	(6)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Net periodic benefit cost	$17	4	(12)	20	5	(11)
Six months ended June 30,
Service cost	$17	—	—	15	—	—
Interest cost	195	8	6	193	8	7
Expected return on plan assets	(246)	—	(14)	(236)	—	(13)
Amortization of net actuarial loss (gain)	67	1	(12)	69	3	(12)
Amortization of prior service credit	—	—	(5)	—	—	(5)
Net periodic benefit cost	$33	9	(25)	41	11	(23)

Wells Fargo & Company	123

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 20.1: Earnings Per Common Share Calculations

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Wells Fargo net income	$5,494	4,910	$10,388	9,529
Less: Preferred stock dividends and other (1)	280	270	558	576
Wells Fargo net income applicable to common stock (numerator)	$5,214	4,640	$9,830	8,953
Earnings per common share
Average common shares outstanding (denominator)	3,232.7	3,448.3	3,256.4	3,504.2
Per share	$1.61	1.35	$3.02	2.56
Diluted earnings per common share
Average common shares outstanding	3,232.7	3,448.3	3,256.4	3,504.2
Add: Restricted share rights (2)	34.3	37.9	37.8	39.0
Diluted average common shares outstanding (denominator)	3,267.0	3,486.2	3,294.2	3,543.2
Per share	$1.60	1.33	$2.98	2.53
(1)Includes costs associated with any preferred stock redemption.
(2)Calculated using the treasury stock method.
Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 20.2: Outstanding Anti-Dilutive Securities

			Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Restricted share rights (2)	1.4	—	0.8	0.4
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Per common share	$0.40	0.35	$0.80	0.70

124	Wells Fargo & Company

Note 21: Other Comprehensive Income
Table 21.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects. Income tax effects are reclassified from accumulated OCI to net income in the same period as the related pre-tax amount.
Table 21.1: Summary of Other Comprehensive Income

	Quarter ended June 30,						Six months ended June 30,
	2025			2024			2025			2024
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$112	(28)	84	(300)	72	(228)	$2,368	(584)	1,784	(972)	237	(735)
Reclassification of net (gains) losses to net income	129	(32)	97	151	(36)	115	100	(25)	75	263	(63)	200
Net change	241	(60)	181	(149)	36	(113)	2,468	(609)	1,859	(709)	174	(535)
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (1)	5	(1)	4	7	(3)	4	12	(3)	9	11	(3)	8
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	279	(69)	210	(322)	80	(242)	723	(179)	544	(1,230)	304	(926)
Reclassification of net (gains) losses to net income	164	(40)	124	211	(51)	160	306	(75)	231	455	(112)	343
Net change	448	(110)	338	(104)	26	(78)	1,041	(257)	784	(764)	189	(575)
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of amounts to noninterest expense (2)	26	(7)	19	28	(7)	21	51	(12)	39	55	(13)	42
Net change	26	(7)	19	28	(7)	21	51	(12)	39	55	(13)	42
Debit valuation adjustments (DVA) and other:
Net unrealized gains (losses) arising during the period	(32)	8	(24)	(8)	1	(7)	(21)	5	(16)	(31)	7	(24)
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	(32)	8	(24)	(8)	1	(7)	(21)	5	(16)	(31)	7	(24)
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	119	(2)	117	2	—	2	146	(2)	144	(48)	(1)	(49)
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	119	(2)	117	2	—	2	146	(2)	144	(48)	(1)	(49)
Other comprehensive income (loss)	$802	(171)	631	(231)	56	(175)	$3,685	(875)	2,810	(1,497)	356	(1,141)
Less: Other comprehensive income (loss) from noncontrolling interests, net of tax			(1)			—			—			—
Wells Fargo other comprehensive income (loss), net of tax			$632			(175)			$2,810			(1,141)
(1)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income.
(2)These items are included in the computation of net periodic benefit cost. See Note 19 (Employee Benefits) for additional information.

Wells Fargo & Company	125

Note 21: Other Comprehensive Income (continued)
Table 21.2 provides the accumulated OCI balance activity on an after-tax basis.

Table 21.2: Accumulated OCI Balances

(in millions)	Debt securities (1)	Fair value hedges (2)	Cash flow hedges (3)	Defined benefit plans adjustments	Debit valuation adjustments (DVA) and other	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended June 30, 2025
Balance, beginning of period	$(7,178)	(41)	(630)	(1,653)	(38)	(458)	(9,998)
Net unrealized gains (losses) arising during the period	84	4	210	—	(24)	117	391
Amounts reclassified from accumulated other comprehensive income	97	—	124	19	—	—	240
Net change	181	4	334	19	(24)	117	631
Less: Other comprehensive income (loss) from noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, end of period	$(6,997)	(37)	(296)	(1,634)	(62)	(340)	(9,366)
Quarter ended June 30, 2024
Balance, beginning of period	$(8,986)	(57)	(1,289)	(1,812)	(32)	(370)	(12,546)
Net unrealized gains (losses) arising during the period	(228)	4	(242)	—	(7)	2	(471)
Amounts reclassified from accumulated other comprehensive income	115	—	160	21	—	—	296
Net change	(113)	4	(82)	21	(7)	2	(175)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(9,099)	(53)	(1,371)	(1,791)	(39)	(368)	(12,721)
Six months ended June 30, 2025
Balance, beginning of period	$(8,856)	(46)	(1,071)	(1,673)	(46)	(484)	(12,176)
Net unrealized gains (losses) arising during the period	1,784	9	544	—	(16)	144	2,465
Amounts reclassified from accumulated other comprehensive income	75	—	231	39	—	—	345
Net change	1,859	9	775	39	(16)	144	2,810
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(6,997)	(37)	(296)	(1,634)	(62)	(340)	(9,366)
Six months ended June 30, 2024
Balance, beginning of period	$(8,564)	(61)	(788)	(1,833)	(15)	(319)	(11,580)
Net unrealized gains (losses) arising during the period	(735)	8	(926)	—	(24)	(49)	(1,726)
Amounts reclassified from accumulated other comprehensive income	200	—	343	42	—	—	585
Net change	(535)	8	(583)	42	(24)	(49)	(1,141)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(9,099)	$(53)	$(1,371)	$(1,791)	$(39)	$(368)	$(12,721)
(1)At June 30, 2025 and 2024, accumulated other comprehensive loss includes unamortized after-tax unrealized losses of $2.9 billion and $3.3 billion, respectively, associated with the transfer of securities from AFS to HTM. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.
(2)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(3)Substantially all of the amounts for cash flow hedges are interest rate contracts.

126	Wells Fargo & Company

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
Table 22.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	Jun 30, 2025		Dec 31, 2024	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025		Dec 31, 2024	Jun 30, 2025	Dec 31, 2024
Regulatory capital:
Common Equity Tier 1	$136,434		134,588	136,434	134,588	149,749		145,651	149,749	145,651
Tier 1	152,662		152,866	152,662	152,866	149,749		145,651	149,749	145,651
Total	184,170		184,638	173,887	174,446	166,774		167,936	156,780	158,021
Assets:
Risk-weighted assets	1,225,863		1,216,146	1,070,421	1,085,017	1,130,142		1,113,190	915,438	916,135
Adjusted average assets (1)	1,904,726		1,891,333	1,904,726	1,891,333	1,676,062		1,669,946	1,676,062	1,669,946
Regulatory capital ratios:
Common Equity Tier 1 capital	11.13%	*	11.07	12.75	12.40	13.25	*	13.08	16.36	15.90
Tier 1 capital	12.45	*	12.57	14.26	14.09	13.25	*	13.08	16.36	15.90
Total capital	15.02	*	15.18	16.24	16.08	14.76	*	15.09	17.13	17.25
Required minimum capital ratios:
Common Equity Tier 1 capital	9.70		9.80	8.50	8.50	7.00		7.00	7.00	7.00
Tier 1 capital	11.20		11.30	10.00	10.00	8.50		8.50	8.50	8.50
Total capital	13.20		13.30	12.00	12.00	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	June 30, 2025			December 31, 2024		June 30, 2025			December 31, 2024
Regulatory leverage:
Total leverage exposure (2)	$2,289,800			2,267,641		2,047,569			2,033,458
Supplementary leverage ratio (2)	6.67%			6.74		7.31			7.16
Tier 1 leverage ratio (1)	8.01			8.08		8.93			8.72
Required minimum leverage:
Supplementary leverage ratio	5.00			5.00		6.00			6.00
Tier 1 leverage ratio	4.00			4.00		4.00			4.00
*Denotes the binding ratio under the Standardized and Advanced Approaches at June 30, 2025.
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
At June 30, 2025, the Common Equity Tier 1 (CET1), Tier 1 and Total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50% and a countercyclical buffer of 0.00%. In addition, these ratios included a stress capital buffer of 3.70% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The Company is required to maintain these risk-based capital ratios and to maintain a supplementary leverage ratio (SLR) that included a supplementary leverage buffer of 2.00% to avoid restrictions on capital distributions and discretionary bonus payments. The CET1, Tier 1 and Total capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced
Approaches. The G-SIB surcharge and countercyclical buffer are not applicable to the Bank. At June 30, 2025, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.
Capital Planning Requirements
The FRB’s capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain large bank holding companies (BHCs), including Wells Fargo. The FRB conducts an annual Comprehensive Capital Analysis and Review exercise and has also published guidance regarding its supervisory

Wells Fargo & Company	127

Note 22: Regulatory Capital Requirements and Other Restrictions (continued)
expectations for capital planning, including capital policies regarding the process relating to common stock dividend and repurchase decisions in the FRB’s SR Letter 15-18. The Parent’s ability to make certain capital distributions is subject to the requirements of the capital plan rule and is also subject to the Parent meeting or exceeding certain regulatory capital minimums.
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

Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 22.2 provides a summary of restrictions on cash and cash equivalents.
Table 22.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Jun 30, 2025	Dec 31, 2024
Reserve balance for non-U.S. central banks	$191	188
Segregated for benefit of brokerage customers under federal and other brokerage regulations	1,080	1,035

128	Wells Fargo & Company

Glossary of Acronyms

ACL	Allowance for credit losses	GSE	Government-sponsored enterprise
AFS	Available-for-sale	G-SIB	Global systemically important bank
AOCI	Accumulated other comprehensive income	HQLA	High-quality liquid assets
ARM	Adjustable-rate mortgage	HTM	Held-to-maturity
ASU	Accounting Standards Update	LCR	Liquidity coverage ratio
AVM	Automated valuation model	LHFS	Loans held for sale
BCBS	Basel Committee on Banking Supervision	LOCOM	Lower of cost or fair value
BHC	Bank holding company	LTV	Loan-to-value
CCAR	Comprehensive Capital Analysis and Review	MBS	Mortgage-backed securities
CD	Certificate of deposit	MSR	Mortgage servicing right
CECL	Current expected credit loss	NAV	Net asset value
CET1	Common Equity Tier 1	NPA	Nonperforming asset
CFPB	Consumer Financial Protection Bureau	NSFR	Net stable funding ratio
CLO	Collateralized loan obligation	OCC	Office of the Comptroller of the Currency
CRE	Commercial real estate	OCI	Other comprehensive income
CVA	Credit valuation adjustment	OTC	Over-the-counter
DPD	Days past due	ROA	Return on average assets
DVA	Debit valuation adjustment	ROE	Return on average equity
ESOP	Employee Stock Ownership Plan	ROTCE	Return on average tangible common equity
FASB	Financial Accounting Standards Board	RWAs	Risk-weighted assets
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	S&P	Standard & Poor’s Global Ratings
FHLB	Federal Home Loan Bank	SLR	Supplementary leverage ratio
FHLMC	Federal Home Loan Mortgage Corporation	SOFR	Secured Overnight Financing Rate
FICO	Fair Isaac Corporation (credit rating)	SPE	Special purpose entity
FNMA	Federal National Mortgage Association	TLAC	Total Loss Absorbing Capacity
FRB	Board of Governors of the Federal Reserve System	VA	Department of Veterans Affairs
FVA	Funding valuation adjustment	VaR	Value-at-Risk
GAAP	Generally accepted accounting principles	VIE	Variable interest entity
GNMA	Government National Mortgage Association	WIM	Wealth and Investment Management

Wells Fargo & Company	129

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2025.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Approximate dollar value of shares that may yet be repurchased under the authorization (in millions)
April	29,592,437	$66.60	$41,803
May	14,296,659	73.11	40,758
June	—	—	40,758
Total	43,889,096
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

Item 5.    Other Information

Trading Plans
During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

130	Wells Fargo & Company

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 31, 2025.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Form of Restricted Share Rights Award Agreement for Chief Executive Officer grant on July 29, 2025.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 31, 2025.
10(b)	Form of Non-Qualified Stock Option Award Agreement for Chief Executive Officer grant on July 29, 2025.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 31, 2025.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

Wells Fargo & Company	131

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS FARGO & COMPANY
(Registrant)

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: August 5, 2025

132	Wells Fargo & Company