Form 10-Q
period 2025-09-30
WELLS FARGO & COMPANY/MN
filed 2025-10-31
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	No.	41-0449260
(State of incorporation)	(I.R.S. Employer Identification No.)

333 Market Street, San Francisco, California 94105
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 22, 2025
Common stock, $1-2/3 par value	3,139,084,542

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data
	Quarter ended			Sep 30, 2025 % Change from		Nine months ended
($ in millions, except ratios and per share amounts)	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024	Jun 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024	% Change
Selected Income Statement Data
Total revenue	$21,436	20,822	20,366	3%	5	$62,407	61,918	1%
Noninterest expense	13,846	13,379	13,067	3	6	41,116	40,698	1
Pre-tax pre-provision profit (PTPP) (1)	7,590	7,443	7,299	2	4	21,291	21,220	—
Provision for credit losses (2)	681	1,005	1,065	(32)	(36)	2,618	3,239	(19)
Wells Fargo net income	5,589	5,494	5,114	2	9	15,977	14,643	9
Wells Fargo net income applicable to common stock	5,341	5,214	4,852	2	10	15,171	13,805	10
Common Share Data
Diluted earnings per common share	1.66	1.60	1.42	4	17	4.64	3.94	18
Dividends declared per common share	0.45	0.40	0.40	13	13	1.25	1.10	14
Common shares outstanding	3,148.9	3,220.4	3,345.5	(2)	(6)
Average common shares outstanding	3,182.2	3,232.7	3,384.8	(2)	(6)	3,231.4	3,464.1	(7)
Diluted average common shares outstanding	3,223.5	3,267.0	3,425.1	(1)	(6)	3,270.3	3,503.5	(7)
Book value per common share (3)	$52.30	51.13	49.26	2	6
Tangible book value per common share (3)(4)	44.18	43.18	41.76	2	6
Selected Equity Data (period-end)
Total equity	183,012	182,954	185,011	—	(1)
Common stockholders’ equity	164,687	164,644	164,801	—	—
Tangible common equity (4)	139,119	139,057	139,711	—	—
Performance Ratios
Return on average assets (ROA) (5)	1.10%	1.14	1.06			1.09%	1.02
Return on average equity (ROE) (6)	12.8	12.8	11.7			12.4	11.2
Return on average tangible common equity (ROTCE) (4)	15.2	15.2	13.9			14.7	13.3
Efficiency ratio (7)	65	64	64			66	66
Net interest margin on a taxable-equivalent basis	2.61	2.68	2.67			2.65	2.74
Selected Balance Sheet Data (average)
Loans	$928,677	916,719	910,255	1	2	$917,935	918,406	—
Assets	2,010,200	1,933,371	1,916,612	4	5	1,954,742	1,916,079	2
Deposits	1,339,939	1,331,651	1,341,680	1	—	1,336,975	1,343,256	—
Selected Balance Sheet Data (period-end)
Debt securities	578,143	533,916	529,832	8	9
Loans	943,102	924,418	909,711	2	4
Allowance for credit losses for loans	14,311	14,568	14,739	(2)	(3)
Equity securities	70,113	67,476	59,771	4	17
Assets	2,062,926	1,981,269	1,922,125	4	7
Deposits	1,367,361	1,340,703	1,349,646	2	1

Headcount (#) (period-end)	210,821	212,804	220,167	(1)	(4)
Capital and Other Metrics
Risk-based capital ratios and components (8):
Standardized Approach:
Common Equity Tier 1 (CET1)	10.99%	11.13	11.34
Tier 1 capital	12.30	12.45	12.84
Total capital	14.79	15.02	15.45
Risk-weighted assets (RWAs) (in billions)	$1,242.4	1,225.9	1,219.9	1	2
Advanced Approach:
Common Equity Tier 1 (CET1)	12.74%	12.75	12.70
Tier 1 capital	14.25	14.26	14.38
Total capital	16.18	16.24	16.36
Risk-weighted assets (RWAs) (in billions)	$1,072.2	1,070.4	1,089.3	—	(2)
Tier 1 leverage ratio	7.71%	8.01	8.29
Supplementary Leverage Ratio (SLR)	6.42	6.67	6.92
Total Loss Absorbing Capacity (TLAC) Ratio (9)	24.62	24.42	25.29
Liquidity Coverage Ratio (LCR) (10)	121	121	127
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

Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $2.1 trillion in assets. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and
Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 33 on Fortune’s 2025 rankings of America’s largest corporations. We ranked fourth in assets and third in the market value of our common stock among all U.S. banks at September 30, 2025.

Financial Performance

Consolidated Financial Highlights
	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Selected income statement data
Net interest income	$11,950	11,690	260	2%	$35,153	35,840	(687)	(2)%
Noninterest income	9,486	8,676	810	9	27,254	26,078	1,176	5
Total revenue	21,436	20,366	1,070	5	62,407	61,918	489	1
Net charge-offs	954	1,111	(157)	(14)	2,960	3,571	(611)	(17)
Change in the allowance for credit losses	(273)	(46)	(227)	NM	(342)	(332)	(10)	(3)
Provision for credit losses (1)	681	1,065	(384)	(36)	2,618	3,239	(621)	(19)
Noninterest expense	13,846	13,067	779	6	41,116	40,698	418	1
Income tax expense	1,300	1,064	236	22	2,738	3,279	(541)	(16)
Wells Fargo net income	5,589	5,114	475	9	15,977	14,643	1,334	9
Wells Fargo net income applicable to common stock	5,341	4,852	489	10	15,171	13,805	1,366	10
NM – Not meaningful
(1)Includes provision for credit losses for loans, debt securities, and other financial assets.

In third quarter 2025, we generated $5.6 billion of net income and diluted earnings per common share (EPS) of $1.66, compared with $5.1 billion of net income and diluted EPS of $1.42 in the same period a year ago. Financial performance for third quarter 2025, compared with third quarter 2024, included the following:
•total revenue increased due to higher noninterest income and higher net interest income;
•noninterest expense increased due to higher severance expense, revenue-related compensation expense, technology, telecommunications and equipment expense, and advertising and promotion expense;
•average loans increased due to growth in our commercial and industrial portfolio, partially offset by decreases in our commercial real estate and residential mortgage portfolios; and
•average deposits decreased driven by a decline in our interest-bearing deposits, partially offset by an increase in our noninterest-bearing deposits.

In the first nine months of 2025, we generated $16.0 billion of net income and diluted EPS of $4.64, compared with $14.6 billion of net income and diluted EPS of $3.94 in the same period a year ago. Financial performance for the first nine months of 2025, compared with the first nine months of 2024, included the following:
•total revenue increased due to higher noninterest income, partially offset by lower net interest income;
•noninterest expense increased due to higher personnel expense and technology, telecommunications and equipment expense, partially offset by lower operating losses;
•average loans decreased due to declines in our commercial real estate and residential mortgage portfolios, partially offset by growth in our commercial and industrial portfolio; and
•average deposits decreased driven by a decline in our interest-bearing deposits, partially offset by an increase in our noninterest-bearing deposits.

Wells Fargo & Company	3

Overview (continued)

Capital and Liquidity
We maintained a strong capital and liquidity position in the first nine months of 2025, which included the following:
•our Common Equity Tier 1 (CET1) ratio was 11% under the Standardized Approach (our binding framework), which continued to exceed the regulatory minimum and buffers of 9.70%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 24.62%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 121%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.
Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $14.3 billion at September 30, 2025, decreased $325 million from December 31, 2024.
•Our provision for credit losses for loans was $2.6 billion in the first nine months of 2025, compared with $3.2 billion in the same period a year ago, reflecting a decrease in net loan charge-offs due to lower losses in our commercial real estate portfolio driven by the office property type and lower losses in our auto and other consumer portfolios.
•The allowance coverage for total loans was 1.52% at September 30, 2025, compared with 1.60% at December 31, 2024, reflecting a decrease in the allowance for our commercial real estate portfolio driven by improved performance and lower loan balances.
•Commercial portfolio net loan charge-offs were $250 million, or 18 basis points of average commercial loans, in third quarter 2025, compared with net loan charge-offs of $323 million, or 24 basis points, in the same period a year ago, due to lower losses in our commercial real estate portfolio driven by the office property type.
•Consumer portfolio net loan charge-offs were $692 million, or 73 basis points of average consumer loans, in third quarter 2025, compared with net loan charge-offs of $788 million, or 83 basis points, in the same period a year ago, due to lower losses in our auto, credit card, and other consumer portfolios.
•Nonperforming assets (NPAs) of $7.8 billion at September 30, 2025, decreased $104 million from December 31, 2024, driven by a decrease in commercial real estate nonaccrual loans, partially offset by an increase in commercial and industrial nonaccrual loans. NPAs represented 0.83% of total loans at September 30, 2025.

4	Wells Fargo & Company

Earnings Performance
Wells Fargo net income for third quarter 2025 was $5.6 billion ($1.66 diluted EPS), compared with $5.1 billion ($1.42 diluted EPS) in the same period a year ago. Net income increased in third quarter 2025, compared with the same period a year ago, predominantly due to a $810 million increase in noninterest income, a $384 million decrease in provision for credit losses, and a $260 million increase in net interest income, partially offset by a $779 million increase in noninterest expense and a $236 million increase in income tax expense.

Net income for the first nine months of 2025 was $16.0 billion ($4.64 diluted EPS), compared with $14.6 billion ($3.94 diluted EPS) in the same period a year ago. Net income increased in the first nine months of 2025, compared with the same period a year ago, predominantly due to a $1.2 billion increase in noninterest income, a $621 million decrease in provision for credit losses, and a $541 million decrease in income tax expense, partially offset by a $687 million decrease in net interest income and a $418 million increase in noninterest expense.
Net Interest Income
Net interest income increased in third quarter 2025, compared with the same period a year ago, driven by fixed rate asset repricing, improved results in our Corporate and Investment Banking (CIB) Markets business, and higher debt securities and loan balances, partially offset by deposit mix changes.

Net interest income decreased in the first nine months of 2025, compared with the same period a year ago, driven by the impact of lower interest rates on floating rate assets and deposit mix, partially offset by lower deposit costs, fixed rate asset repricing, and improved results in our CIB Markets business.

Net interest margin decreased in both the third quarter and first nine months of 2025, compared with the same periods a year ago, driven by growth in our CIB Markets business.

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

Wells Fargo & Company	5

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended September 30,
	2025			2024
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$158,704	1,603	4.01%	$182,219	2,268	4.95%
Federal funds sold and securities purchased under resale agreements	120,900	1,285	4.22	81,549	1,073	5.24
Debt securities:
Trading debt securities	143,335	1,532	4.27	125,083	1,330	4.25
Available-for-sale debt securities	200,309	2,336	4.66	160,729	1,744	4.33
Held-to-maturity debt securities	221,447	1,286	2.32	250,010	1,610	2.57
Total debt securities	565,091	5,154	3.64	535,822	4,684	3.49
Loans held for sale (2)	10,063	174	6.88	7,032	129	7.33
Loans:
Commercial and industrial – U.S.	337,878	5,354	6.29	308,391	5,544	7.15
Commercial and industrial – Non-U.S.	67,875	1,051	6.14	62,520	1,136	7.23
Commercial real estate	131,623	2,041	6.15	143,187	2,482	6.90
Lease financing	14,986	219	5.85	16,529	235	5.68
Total commercial loans	552,362	8,665	6.23	530,627	9,397	7.05
Residential mortgage	244,562	2,279	3.72	253,667	2,333	3.67
Credit card	56,420	1,806	12.70	54,580	1,747	12.73
Auto	44,292	624	5.59	43,430	570	5.22
Other consumer	31,041	579	7.40	27,951	601	8.56
Total consumer loans	376,315	5,288	5.59	379,628	5,251	5.51
Total loans (2)	928,677	13,953	5.97	910,255	14,648	6.41
Equity securities	36,863	164	1.77	27,480	157	2.26
Other interest-earning assets	12,212	161	5.23	9,711	124	5.12
Total interest-earning assets	$1,832,510	22,494	4.88%	$1,754,068	23,083	5.24%
Cash and due from banks	28,173	—		27,669	—
Goodwill	25,070	—		25,172	—
Other noninterest-earning assets	124,447	—		109,703	—
Total noninterest-earning assets	$177,690	—		162,544	—
Total assets	$2,010,200	22,494		1,916,612	23,083
Liabilities
Deposits:
Demand deposits	$490,344	2,709	2.19%	$444,440	2,837	2.54%
Savings deposits	345,651	985	1.13	353,654	1,220	1.37
Time deposits	142,399	1,463	4.08	168,920	2,194	5.17
Deposits in non-U.S. offices	5,803	31	2.16	19,192	194	4.04
Total interest-bearing deposits	984,197	5,188	2.09	986,206	6,445	2.60
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	182,636	2,020	4.39	97,920	1,316	5.35
Other short-term borrowings	29,323	319	4.31	11,982	120	3.97
Total short-term borrowings	211,959	2,339	4.38	109,902	1,436	5.20
Long-term debt	175,944	2,593	5.89	183,586	3,163	6.89
Other interest-bearing liabilities	42,081	349	3.30	34,735	265	3.05
Total interest-bearing liabilities	$1,414,181	10,469	2.94%	$1,314,429	11,309	3.43%
Noninterest-bearing deposits	355,742	—		355,474	—
Other noninterest-bearing liabilities	56,849	—		62,341	—
Total noninterest-bearing liabilities	$412,591	—		417,815	—
Total liabilities	$1,826,772	10,469		1,732,244	11,309
Total equity	183,428	—		184,368	—
Total liabilities and equity	$2,010,200	10,469		1,916,612	11,309

Interest rate spread on a taxable-equivalent basis (3)			1.94%			1.81%
Net interest income and net interest margin on a taxable-equivalent basis (3)		$12,025	2.61%		$11,774	2.67%
(continued on following page)

6	Wells Fargo & Company

Table 1: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Nine months ended September 30,
			2025			2024
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$148,927	4,429	3.98%	$195,359	7,308	5.00%
Federal funds sold and securities purchased under resale agreements	109,426	3,454	4.22	74,372	2,929	5.26
Debt securities:
Trading debt securities	137,721	4,344	4.21	119,303	3,721	4.16
Available-for-sale debt securities	187,841	6,461	4.59	150,284	4,717	4.19
Held-to-maturity debt securities	227,595	4,029	2.36	257,770	5,099	2.64
Total debt securities	553,157	14,834	3.58	527,357	13,537	3.42
Loans held for sale (2)	8,649	428	6.61	6,654	376	7.54
Loans:
Commercial and industrial – U.S.	328,757	15,541	6.32	306,867	16,482	7.17
Commercial and industrial – Non-U.S.	65,017	3,001	6.17	65,799	3,580	7.27
Commercial real estate	133,505	6,163	6.17	146,661	7,600	6.92
Lease financing	15,734	683	5.79	16,471	679	5.50
Total commercial loans	543,013	25,388	6.25	535,798	28,341	7.06
Residential mortgage	246,590	6,843	3.70	256,294	7,009	3.65
Credit card	55,593	5,279	12.70	52,982	5,104	12.87
Auto	42,716	1,747	5.47	45,229	1,725	5.10
Other consumer	30,023	1,682	7.49	28,103	1,805	8.58
Total consumer loans	374,922	15,551	5.54	382,608	15,643	5.46
Total loans (2)	917,935	40,939	5.96	918,406	43,984	6.40
Equity securities	32,172	461	1.91	25,063	502	2.67
Other interest-earning assets	12,357	396	4.28	8,930	348	5.22
Total interest-earning assets	$1,782,623	64,941	4.87%	$1,756,141	68,984	5.24%
Cash and due from banks	28,368	—		27,860	—
Goodwill	25,092	—		25,173	—
Other noninterest-earning assets	118,659	—		106,905	—
Total noninterest-earning assets	$172,119	—		159,938	—
Total assets	$1,954,742	64,941		1,916,079	68,984
Liabilities
Deposits:
Demand deposits	$481,631	7,980	2.22%	$444,847	7,539	2.26%
Savings deposits	353,759	3,234	1.22	352,729	3,250	1.23
Time deposits	132,058	4,074	4.12	179,604	7,043	5.24
Deposits in non-U.S. offices	8,529	170	2.67	19,411	573	3.95
Total interest-bearing deposits	975,977	15,458	2.12	996,591	18,405	2.47
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	143,088	4,701	4.39	89,500	3,597	5.37
Other short-term borrowings	19,809	612	4.13	14,380	433	4.02
Total short-term borrowings	162,897	5,313	4.36	103,880	4,030	5.18
Long-term debt	174,772	7,784	5.94	187,619	9,676	6.88
Other interest-bearing liabilities	40,711	1,004	3.30	34,059	771	3.02
Total interest-bearing liabilities	$1,354,357	29,559	2.92%	$1,322,149	32,882	3.32%
Noninterest-bearing deposits	360,998	—		346,665	—
Other noninterest-bearing liabilities	56,036	—		63,068	—
Total noninterest-bearing liabilities	$417,034	—		409,733	—
Total liabilities	$1,771,391	29,559		1,731,882	32,882
Total equity	183,351	—		184,197	—
Total liabilities and equity	$1,954,742	29,559		1,916,079	32,882

Interest rate spread on a taxable-equivalent basis (3)			1.95%			1.92%
Net interest margin and net interest income on a taxable-equivalent basis (3)		$35,382	2.65%		$36,102	2.74%
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
(3)Includes taxable-equivalent adjustments of $75 million and $84 million for the quarters ended September 30, 2025 and 2024, respectively, and $229 million and $262 million for the first nine months of 2025 and 2024, respectively, predominantly related to tax-exempt income on certain loans and securities.

Wells Fargo & Company	7

Earnings Performance (continued)
Noninterest Income

Table 2: Noninterest Income

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Deposit-related fees	$1,290	1,299	(9)	(1)%	$3,808	3,778	30	1%
Lending-related fees	384	376	8	2	1,121	1,112	9	1
Investment advisory and other asset-based fees	2,660	2,463	197	8	7,695	7,209	486	7
Commissions and brokerage services fees	651	646	5	1	1,899	1,886	13	1
Investment banking fees	840	672	168	25	2,311	1,940	371	19
Card fees	1,223	1,096	127	12	3,440	3,258	182	6
Mortgage banking	268	280	(12)	(4)	830	753	77	10
Net gains from trading activities	1,466	1,438	28	2	4,109	4,334	(225)	(5)
Net losses from debt securities	—	(447)	447	100	(147)	(472)	325	69
Net gains (losses) from equity securities	149	257	(108)	(42)	(75)	355	(430)	NM
Lease income	266	277	(11)	(4)	802	990	(188)	(19)
Other	289	319	(30)	(9)	1,461	935	526	56
Total	$9,486	8,676	810	9	$27,254	26,078	1,176	5
NM – Not meaningful
Third quarter 2025 vs. third quarter 2024

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

Investment banking fees increased due to higher debt underwriting, advisory, and equity underwriting fees.

Card fees increased driven by higher revenue following our merchant services joint venture acquisition in April 2025, as well as increased consumer credit card activity. Following the acquisition, the revenue from the merchant services business has been included in card fees. Prior to the acquisition, our share of the net earnings of the joint venture was included in other noninterest income.

Mortgage banking decreased driven by lower servicing fees related to portfolio run-off and sales, including the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025, partially offset by mortgage servicing rights (MSR) valuation adjustments.

Net losses from debt securities decreased driven by higher net losses related to a repositioning of our investment securities portfolio in third quarter 2024.

Net gains (losses) from equity securities decreased driven by lower realized gains on equity securities from our venture capital investments, partially offset by higher unrealized gains from our venture capital investments and lower impairment losses on equity securities.
First nine months of 2025 vs. first nine months of 2024

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

Card fees increased driven by higher revenue following our merchant services joint venture acquisition, as well as increased consumer credit card activity.

Mortgage banking increased driven by lower servicing fees related to portfolio run-off and sales, including the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025, which were more than offset by MSR valuation adjustments.

Net gains from trading activities decreased driven by:
•lower revenue from mortgage trading; and
•lower revenue in equities as second quarter 2024 included a gain related to an exchange of shares of Visa Inc. Class B common stock;
partially offset by:
•higher revenue in foreign exchange and commodities products.

Net losses from debt securities decreased driven by higher net losses related to a repositioning of our investment securities portfolio in third quarter 2024.

Net gains (losses) from equity securities decreased driven by lower realized and unrealized gains from our venture capital investments, partially offset by lower impairment losses on equity securities.

8	Wells Fargo & Company

Lease income decreased driven by a gain associated with the resolution of a legacy lease transaction in the first nine months of 2024.
Other income increased driven by:
•a $263 million gain on the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025; and
•a $253 million gain associated with our merchant services joint venture acquisition in second quarter 2025.
Noninterest Expense

Table 3: Noninterest Expense

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Personnel	$9,021	8,591	430	5%	$27,204	26,658	546	2%
Technology, telecommunications and equipment	1,319	1,142	177	15	3,829	3,301	528	16
Occupancy	784	786	(2)	—	2,311	2,263	48	2
Operating losses	285	293	(8)	(3)	739	1,419	(680)	(48)
Professional and outside services	1,177	1,130	47	4	3,304	3,370	(66)	(2)
Leases (1)	144	152	(8)	(5)	455	475	(20)	(4)
Advertising and promotion	295	205	90	44	742	626	116	19
Other	821	768	53	7	2,532	2,586	(54)	(2)
Total	$13,846	13,067	779	6	$41,116	40,698	418	1
(1)Represents expenses for assets we lease to customers.
Third quarter 2025 vs. third quarter 2024

Personnel expense increased due to:
•higher severance expense; and
•higher revenue-related compensation expense;
partially offset by:
•the impact of efficiency initiatives.

Technology, telecommunications and equipment expense increased due to higher expense for the amortization of internally developed software, higher software maintenance and licenses expense, and hardware depreciation.

Advertising and promotion expense increased reflecting higher marketing campaign volume.
First nine months of 2025 vs. first nine months of 2024

Personnel expense increased due to:
•higher revenue-related compensation expense;
•higher severance expense; and
•expense for a special award to employees;
partially offset by:
•the impact of efficiency initiatives.

Technology, telecommunications and equipment expense increased due to higher expense for the amortization of internally developed software, higher software maintenance and licenses expense, and hardware depreciation.

Operating losses decreased driven by lower expense for customer remediation activities.

For additional information on operating losses, see Note 18 (Revenue and Expenses) to Financial Statements in this Report.

Advertising and promotion expense increased reflecting higher marketing campaign volume.
Other expense decreased reflecting lower Federal Deposit Insurance Corporation (FDIC) assessment expense driven by a higher FDIC special assessment in the first nine months of 2024.

For additional information on the FDIC’s special assessment, see Note 18 (Revenue and Expenses) to Financial Statements in this Report.

Wells Fargo & Company	9

Earnings Performance (continued)
Income Tax Expense

Table 4: Income Tax Expense

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income before income tax expense	$6,909	6,234	675	11%	$18,673	17,981	692	4%
Income tax expense	1,300	1,064	236	22	2,738	3,279	(541)	(16)
Effective income tax rate (1)	18.9%	17.2			14.6%	18.3
(1)Represents (i) Income tax expense (benefit) divided by (ii) Income (loss) before income tax expense (benefit) less Net income (loss) from noncontrolling interests.
The increase in the effective income tax rate for third quarter 2025, compared with the same period a year ago, was driven by higher amortization, net of tax benefits, from tax credit investments. The decrease in the effective income tax rate for the first nine months of 2025, compared with the same period a year ago, was driven by higher discrete tax benefits related to the resolution of prior period tax matters and the impact of the Company’s higher stock price on the annual vesting of stock-based employee compensation.

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
Table 6: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended September 30, 2025
Net interest income	$7,505	1,949	1,870	974	(273)	(75)	11,950
Noninterest income	2,145	1,092	3,009	3,222	449	(431)	9,486
Total revenue	9,650	3,041	4,879	4,196	176	(506)	21,436
Provision for credit losses	767	39	(107)	(14)	(4)	—	681
Noninterest expense	5,968	1,445	2,362	3,421	650	—	13,846
Income (loss) before income tax expense (benefit)	2,915	1,557	2,624	789	(470)	(506)	6,909
Income tax expense (benefit)	730	393	658	198	(173)	(506)	1,300
Net income (loss) before noncontrolling interests	2,185	1,164	1,966	591	(297)	—	5,609
Less: Net income from noncontrolling interests	—	2	—	—	18	—	20
Net income (loss)	$2,185	1,162	1,966	591	(315)	—	5,589
Quarter ended September 30, 2024
Net interest income	$7,149	2,289	1,909	842	(415)	(84)	11,690
Noninterest income	1,975	1,044	3,002	3,036	78	(459)	8,676
Total revenue	9,124	3,333	4,911	3,878	(337)	(543)	20,366
Provision for credit losses	930	85	26	16	8	—	1,065
Noninterest expense	5,624	1,480	2,229	3,154	580	—	13,067
Income (loss) before income tax expense (benefit)	2,570	1,768	2,656	708	(925)	(543)	6,234
Income tax expense (benefit)	646	448	664	179	(330)	(543)	1,064
Net income (loss) before noncontrolling interests	1,924	1,320	1,992	529	(595)	—	5,170
Less: Net income from noncontrolling interests	—	2	—	—	54	—	56
Net income (loss)	$1,924	1,318	1,992	529	(649)	—	5,114
Nine months ended September 30, 2025
Net interest income	$21,647	5,909	5,475	2,691	(340)	(229)	35,153
Noninterest income	6,144	2,990	9,141	9,277	898	(1,196)	27,254
Total revenue	27,791	8,899	14,616	11,968	558	(1,425)	62,407
Provision for credit losses	2,451	183	(4)	9	(21)	—	2,618
Noninterest expense	17,695	4,634	7,089	10,026	1,672	—	41,116
Income (loss) before income tax expense (benefit)	7,645	4,082	7,531	1,933	(1,093)	(1,425)	18,673
Income tax expense (benefit)	1,908	1,034	1,887	470	(1,136)	(1,425)	2,738
Net income before noncontrolling interests	5,737	3,048	5,644	1,463	43	—	15,935
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(48)	—	(42)
Net income	$5,737	3,042	5,644	1,463	91	—	15,977
Nine months ended September 30, 2024
Net interest income	$21,283	6,848	5,881	2,617	(527)	(262)	35,840
Noninterest income	5,938	2,759	8,850	8,861	761	(1,091)	26,078
Total revenue	27,221	9,607	14,731	11,478	234	(1,353)	61,918
Provision for credit losses	2,650	257	316	5	11	—	3,239
Noninterest expense	17,349	4,665	6,729	9,577	2,378	—	40,698
Income (loss) before income tax expense (benefit)	7,222	4,685	7,686	1,896	(2,155)	(1,353)	17,981
Income tax expense (benefit)	1,815	1,191	1,928	502	(804)	(1,353)	3,279
Net income (loss) before noncontrolling interests	5,407	3,494	5,758	1,394	(1,351)	—	14,702
Less: Net income from noncontrolling interests	—	8	—	—	51	—	59
Net income (loss)	$5,407	3,486	5,758	1,394	(1,402)	—	14,643
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

Consumer Banking and Lending offers diversified financial products and services for consumers and small businesses with annual sales generally up to $25 million. These financial products and services include checking and savings accounts, credit and debit cards, as well as home, auto, personal, and small business lending.

Table 6a and Table 6b provide additional information for Consumer Banking and Lending.
Table 6a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income Statement
Net interest income	$7,505	7,149	356	5%	$21,647	21,283	364	2%
Noninterest income:
Deposit-related fees	698	710	(12)	(2)	2,002	2,077	(75)	(4)
Card fees (1)	1,162	1,031	131	13	3,249	3,057	192	6
Mortgage banking	199	137	62	45	590	465	125	27
Other	86	97	(11)	(11)	303	339	(36)	(11)
Total noninterest income	2,145	1,975	170	9	6,144	5,938	206	3
Total revenue	9,650	9,124	526	6	27,791	27,221	570	2
Net charge-offs	766	871	(105)	(12)	2,461	2,659	(198)	(7)
Change in the allowance for credit losses	1	59	(58)	(98)	(10)	(9)	(1)	(11)
Provision for credit losses	767	930	(163)	(18)	2,451	2,650	(199)	(8)
Noninterest expense	5,968	5,624	344	6	17,695	17,349	346	2
Income before income tax expense	2,915	2,570	345	13	7,645	7,222	423	6
Income tax expense	730	646	84	13	1,908	1,815	93	5
Net income	$2,185	1,924	261	14	$5,737	5,407	330	6
Revenue by Line of Business
Consumer, Small and Business Banking	$6,567	6,222	345	6	$18,836	18,443	393	2
Consumer Lending:
Home Lending	870	842	28	3	2,557	2,529	28	1
Credit Card	1,663	1,471	192	13	4,775	4,419	356	8
Auto	256	273	(17)	(6)	734	855	(121)	(14)
Personal Lending	294	316	(22)	(7)	889	975	(86)	(9)
Total revenue	$9,650	9,124	526	6	$27,791	27,221	570	2

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (2)	18.5%	16.3			16.3%	15.3
Efficiency ratio (3)	62	62			64	64
Retail bank branches (#, period-end)	4,108	4,196		(2)
Digital active customers (# in millions, period-end) (4)	37.0	35.8		3
Mobile active customers (# in millions, period-end) (4)	32.5	31.2		4

Consumer, Small and Business Banking:
Deposit spread (5)	2.63%	2.52			2.56%	2.51
Debit card purchase volume ($ in billions) (6)	$133.6	126.8	6.8	5	$393.2	376.5	16.7	4
Debit card purchase transactions (# in millions) (6)	2,674	2,585		3	7,815	7,608		3
(continued on following page)

Wells Fargo & Company	13

Earnings Performance (continued)
(continued from previous page)

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Home Lending:
Mortgage banking:
Net servicing income	$152	114	38	33%	$469	294	175	60%
Net gains on mortgage loan originations/sales	47	23	24	104	121	171	(50)	(29)
Total mortgage banking	$199	137	62	45	$590	465	125	27

Mortgage loan originations ($ in billions)	$7.0	5.5	1.5	27	$18.8	14.3	4.5	31
% of originations held for sale (HFS)	31.0%	41.0			33.9%	40.7
Third-party mortgage loans serviced ($ in billions, period-end) (7)	$433.8	499.1	(65.3)	(13)
Mortgage servicing rights (MSR) carrying value (period-end)	6,167	6,544	(377)	(6)
Home lending loans 30+ days delinquency rate (period-end) (8)(9)(10)	0.32	0.30

Credit Card:
Credit card purchase volume ($ in billions)	$47.4	43.4	4.0	9	$136.3	125.4	10.9	9
Credit card new accounts (# in thousands)	914	615		49	2,111	1,943		9
Credit card loans 30+ days delinquency rate (period-end) (9)(10)	2.69%	2.87
Credit card loans 90+ days delinquency rate (period-end) (9)(10)	1.34	1.43

Auto:
Auto loan originations ($ in billions)	$8.8	4.1	4.7	115	$20.3	11.9	8.4	71
Auto loans 30+ days delinquency rate (period-end) (9)(10)	1.54%	2.28
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
Third quarter 2025 vs. third quarter 2024

Revenue increased driven by:
•higher net interest income due to lower deposit pricing and higher deposit balances;
•higher card fees driven by higher revenue following our merchant services joint venture acquisition, as well as increased consumer credit card activity; and
•the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025.

Provision for credit losses reflected a lower change in allowance for credit card loans and lower net charge-offs, partially offset by a higher change in allowance for auto loans driven by higher loan balances.

Noninterest expense increased driven by:
•higher operating costs;
•higher advertising expense; and
•the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025;
partially offset by:
•the impact of efficiency initiatives.
First nine months of 2025 vs. first nine months of 2024

Revenue increased driven by:
•higher net interest income due to lower deposit pricing and higher deposit balances;
•higher card fees driven by higher revenue following our merchant services joint venture acquisition, as well as increased consumer credit card activity; and
•higher mortgage banking income driven by lower servicing fees related to portfolio run-off and sales, which were more than offset by MSR valuation adjustments.
Provision for credit losses reflected lower net charge-offs.

Noninterest expense increased driven by:
•higher branch personnel expense;
•higher advertising expense; and
•the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025;
partially offset by:
•lower operating losses; and
•the impact of efficiency initiatives.

14	Wells Fargo & Company

Table 6b: Consumer Banking and Lending – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer, Small and Business Banking (1)	$13,700	6,230	7,470	120%	$8,577	6,355	2,222	35%
Consumer Lending:
Home Lending	201,803	209,825	(8,022)	(4)	203,608	212,043	(8,435)	(4)
Credit Card	51,121	49,141	1,980	4	50,396	47,677	2,719	6
Auto	44,775	43,949	826	2	43,221	45,733	(2,512)	(5)
Personal Lending	13,880	14,470	(590)	(4)	13,812	14,609	(797)	(5)
Total loans	$325,279	323,615	1,664	1	$319,614	326,417	(6,803)	(2)
Total deposits (1)	781,329	773,554	7,775	1	780,448	775,005	5,443	1
Allocated capital	45,500	45,500	—	—	45,500	45,500	—	—

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer, Small and Business Banking (1)	$13,789	6,372	7,417	116
Consumer Lending:
Home Lending	201,345	209,083	(7,738)	(4)
Credit Card	51,572	49,521	2,051	4
Auto	46,524	43,356	3,168	7
Personal Lending	13,984	14,413	(429)	(3)
Total loans	$327,214	322,745	4,469	1
Total deposits (1)	782,292	775,745	6,547	1
(1)In third quarter 2025, we prospectively transferred approximately $8 billion of loans and approximately $6 billion of deposits related to certain business customers from the Commercial Banking operating segment to Consumer, Small and Business Banking in the Consumer Banking and Lending operating segment.
Third quarter 2025 vs. third quarter 2024
Total loans (average and period-end) increased due to:
•the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025;
partially offset by:
•a decline in loan balances in our Home Lending business reflecting paydowns of legacy residential mortgage loans.
Total deposits (average and period-end) increased driven by the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025.

First nine months of 2025 vs. first nine months of 2024
Total loans (average) decreased due to:
•a decline in loan balances in our Home Lending business, reflecting paydowns of legacy residential mortgage loans; and
•a decline in loan balances in our Auto business;
partially offset by:
•the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025; and
•an increase in loan balances in our Credit Card business due to higher purchase volume and the impact of new account growth.
Total deposits (average) increased driven by the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025.

Wells Fargo & Company	15

Earnings Performance (continued)
Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management.
Table 6c and Table 6d provide additional information for Commercial Banking.
Table 6c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income Statement
Net interest income	$1,949	2,289	(340)	(15)%	$5,909	6,848	(939)	(14)%
Noninterest income:
Deposit-related fees	311	303	8	3	970	877	93	11
Lending-related fees	144	138	6	4	418	415	3	1
Lease income	119	126	(7)	(6)	358	408	(50)	(12)
Other	518	477	41	9	1,244	1,059	185	17
Total noninterest income	1,092	1,044	48	5	2,990	2,759	231	8
Total revenue	3,041	3,333	(292)	(9)	8,899	9,607	(708)	(7)
Net charge-offs	83	50	33	66	222	222	—	—
Change in the allowance for credit losses	(44)	35	(79)	NM	(39)	35	(74)	NM
Provision for credit losses	39	85	(46)	(54)	183	257	(74)	(29)
Noninterest expense	1,445	1,480	(35)	(2)	4,634	4,665	(31)	(1)
Income before income tax expense	1,557	1,768	(211)	(12)	4,082	4,685	(603)	(13)
Income tax expense	393	448	(55)	(12)	1,034	1,191	(157)	(13)
Less: Net income from noncontrolling interests	2	2	—	—	6	8	(2)	(25)
Net income	$1,162	1,318	(156)	(12)	$3,042	3,486	(444)	(13)

Revenue by Product
Lending and leasing	$1,251	1,293	(42)	(3)	$3,780	3,910	(130)	(3)
Treasury management and payments	1,206	1,434	(228)	(16)	3,716	4,267	(551)	(13)
Other	584	606	(22)	(4)	1,403	1,430	(27)	(2)
Total revenue	$3,041	3,333	(292)	(9)	$8,899	9,607	(708)	(7)

Selected Metrics
Return on allocated capital	16.8%	19.2			14.7%	16.9
Efficiency ratio	48	44			52	49
NM – Not meaningful
Third quarter 2025 vs. third quarter 2024
Revenue decreased driven by:
•lower net interest income reflecting the impact of lower interest rates and lower deposit and loan balances including the impact of the transfer of certain business customers to the Consumer Banking and Lending operating segment in third quarter 2025, partially offset by lower deposit pricing;
partially offset by:
•higher other noninterest income related to tax credit and equity investments.

Noninterest expense decreased slightly due to the impact of the transfer of certain business customers to the Consumer Banking and Lending operating segment in third quarter 2025, as well as the impact of efficiency initiatives.
First nine months of 2025 vs. first nine months of 2024
Revenue decreased driven by:
•lower net interest income reflecting the impact of lower interest rates, partially offset by lower deposit pricing and higher deposit balances;
partially offset by:
•higher other noninterest income related to tax credit investments; and
•higher deposit-related fees reflecting higher treasury management fees on commercial accounts driven by lower earnings credits from a decrease in interest rates.

Provision for credit losses reflected a decrease in allowance for credit losses.

Noninterest expense decreased slightly driven by the impact of efficiency initiatives, partially offset by higher operating costs.

16	Wells Fargo & Company

Table 6d: Commercial Banking – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$166,946	161,967	4,979	3%	$166,075	163,085	2,990	2%
Commercial real estate	37,605	44,756	(7,151)	(16)	42,166	45,013	(2,847)	(6)
Lease financing and other	14,805	15,393	(588)	(4)	14,950	15,384	(434)	(3)
Total loans (1)	$219,356	222,116	(2,760)	(1)	$223,191	223,482	(291)	—
Total deposits (1)	171,976	173,158	(1,182)	(1)	177,570	168,044	9,526	6
Allocated capital	26,000	26,000	—	—	26,000	26,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$170,031	163,878	6,153	4
Commercial real estate	38,030	44,715	(6,685)	(15)
Lease financing and other	15,174	15,406	(232)	(2)
Total loans (1)	$223,235	223,999	(764)	—
Total deposits (1)	176,954	178,406	(1,452)	(1)
(1)In third quarter 2025, we prospectively transferred approximately $8 billion of loans and approximately $6 billion of deposits related to certain business customers from the Commercial Banking operating segment to Consumer, Small and Business Banking in the Consumer Banking and Lending operating segment.
First nine months of 2025 vs. first nine months of 2024
Total deposits (average) increased driven by additions of deposits from new and existing customers.

Wells Fargo & Company	17

Earnings Performance (continued)
Corporate and Investment Banking delivers a suite of capital markets, banking, and financial products and services to corporate, commercial real estate, government and institutional clients globally. Products and services include corporate banking, investment banking, treasury management, commercial real estate lending and servicing, equity and fixed income solutions as well as sales, trading, and research capabilities.

Table 6e and Table 6f provide additional information for Corporate and Investment Banking.
Table 6e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income Statement
Net interest income	$1,870	1,909	(39)	(2)%	$5,475	5,881	(406)	(7)%
Noninterest income:
Deposit-related fees	273	279	(6)	(2)	814	804	10	1
Lending-related fees	214	213	1	—	624	621	3	—
Investment banking fees	826	668	158	24	2,291	1,949	342	18
Net gains from trading activities	1,425	1,366	59	4	4,001	4,158	(157)	(4)
Other	271	476	(205)	(43)	1,411	1,318	93	7
Total noninterest income	3,009	3,002	7	—	9,141	8,850	291	3
Total revenue	4,879	4,911	(32)	(1)	14,616	14,731	(115)	(1)
Net charge-offs	96	196	(100)	(51)	268	695	(427)	(61)
Change in the allowance for credit losses	(203)	(170)	(33)	(19)	(272)	(379)	107	28
Provision for credit losses	(107)	26	(133)	NM	(4)	316	(320)	NM
Noninterest expense	2,362	2,229	133	6	7,089	6,729	360	5
Income before income tax expense	2,624	2,656	(32)	(1)	7,531	7,686	(155)	(2)
Income tax expense	658	664	(6)	(1)	1,887	1,928	(41)	(2)
Net income	$1,966	1,992	(26)	(1)	$5,644	5,758	(114)	(2)

Revenue by Line of Business
Banking:
Lending	$647	698	(51)	(7)	$1,866	2,067	(201)	(10)
Treasury Management and Payments	630	695	(65)	(9)	1,859	2,068	(209)	(10)
Investment Banking	554	419	135	32	1,551	1,323	228	17
Total Banking	1,831	1,812	19	1	5,276	5,458	(182)	(3)
Commercial Real Estate	1,186	1,364	(178)	(13)	3,847	3,870	(23)	(1)
Markets:
Fixed Income, Currencies, and Commodities (FICC)	1,355	1,327	28	2	4,128	3,914	214	5
Equities	450	396	54	14	1,285	1,404	(119)	(8)
Credit Adjustment (CVA/DVA/FVA) and Other	48	31	17	55	46	57	(11)	(19)
Total Markets	1,853	1,754	99	6	5,459	5,375	84	2
Other	9	(19)	28	147	34	28	6	21
Total revenue	$4,879	4,911	(32)	(1)	$14,616	14,731	(115)	(1)

Selected Metrics
Return on allocated capital	16.8%	17.1			16.2%	16.5
Efficiency ratio	48	45			49	46
NM – Not meaningful
Third quarter 2025 vs. third quarter 2024
Revenue decreased slightly driven by:
•lower mortgage banking income resulting from the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025;
partially offset by:
•higher investment banking fees due to higher debt underwriting, advisory, and equity underwriting fees.
Provision for credit losses reflected lower net charge-offs on commercial real estate loans.

Noninterest expense increased driven by higher operating costs and higher professional and outside services expense, partially offset by the impact of efficiency initiatives.

First nine months of 2025 vs. first nine months of 2024

Revenue decreased driven by:
•lower net interest income driven by lower interest rates, partially offset by lower deposit pricing and higher deposit balances;
•lower gains from trading activities driven by lower revenue in equities as second quarter 2024 included a gain related to an exchange of shares of Visa Inc. Class B common stock; and

18	Wells Fargo & Company

•lower lease income driven by a gain associated with the resolution of a legacy lease transaction in the first nine months of 2024;
partially offset by:
•higher investment banking fees due to higher debt underwriting and advisory fees; and
•a $263 million gain on the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025.
Provision for credit losses reflected lower net charge-offs on commercial real estate loans.

Noninterest expense increased driven by higher operating costs, partially offset by the impact of efficiency initiatives.
Table 6f: Corporate and Investment Banking – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$214,774	183,255	31,519	17%	$203,381	183,159	20,222	11%
Commercial real estate	81,121	91,963	(10,842)	(12)	83,043	94,913	(11,870)	(13)
Total loans	$295,895	275,218	20,677	8	$286,424	278,072	8,352	3
Loans by Line of Business:
Banking	$92,787	86,548	6,239	7	$89,459	87,854	1,605	2
Commercial Real Estate	117,115	124,056	(6,941)	(6)	117,449	127,943	(10,494)	(8)
Markets	85,993	64,614	21,379	33	79,516	62,275	17,241	28
Total loans	$295,895	275,218	20,677	8	$286,424	278,072	8,352	3
Trading-related assets:
Trading account securities	$167,890	140,501	27,389	19	$156,285	132,678	23,607	18
Reverse repurchase agreements/securities borrowed	115,868	74,041	41,827	56	105,046	67,289	37,757	56
Derivative assets	22,682	19,668	3,014	15	21,936	18,422	3,514	19
Total trading-related assets	$306,440	234,210	72,230	31	$283,267	218,389	64,878	30
Total assets	679,877	574,697	105,180	18	644,390	561,280	83,110	15
Total deposits	204,056	194,315	9,741	5	203,464	188,399	15,065	8
Allocated capital	44,000	44,000	—	—	44,000	44,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$224,462	183,341	41,121	22
Commercial real estate	79,518	90,382	(10,864)	(12)
Total loans	$303,980	273,723	30,257	11
Loans by Line of Business:
Banking	$95,215	88,221	6,994	8
Commercial Real Estate	116,314	121,238	(4,924)	(4)
Markets	92,451	64,264	28,187	44
Total loans	$303,980	273,723	30,257	11
Trading-related assets:
Trading account securities	$193,037	144,148	48,889	34
Reverse repurchase agreements/securities borrowed	130,196	83,562	46,634	56
Derivative assets	22,574	17,906	4,668	26
Total trading-related assets	$345,807	245,616	100,191	41
Total assets	715,683	583,144	132,539	23
Total deposits	211,051	199,700	11,351	6
Third quarter and first nine months of 2025 vs. third quarter and first nine months of 2024
Total loans (average and period-end) increased driven by commercial and industrial loan originations and draws on existing loan accounts exceeding loan payoffs.

Total trading-related assets (average and period-end) increased reflecting:
•an increased volume of reverse repurchase agreements; and
•higher trading account securities driven by growth across all asset classes.
Total deposits (average and period-end) increased driven by additions of deposits from new and existing customers.

Wells Fargo & Company	19

Earnings Performance (continued)
Wealth and Investment Management provides personalized wealth management, brokerage, financial planning, lending, private banking, trust and fiduciary products and services to affluent, high-net worth and ultra-high-net worth clients. We operate through financial advisors in our brokerage and wealth offices, consumer bank branches, independent offices, and digitally through WellsTrade® and Intuitive Investor®.

Table 6g and Table 6h provide additional information for Wealth and Investment Management (WIM).
Table 6g: Wealth and Investment Management

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income Statement
Net interest income	$974	842	132	16%	$2,691	2,617	74	3%
Noninterest income:
Investment advisory and other asset-based fees	2,601	2,406	195	8	7,515	7,030	485	7
Commissions and brokerage services fees	557	548	9	2	1,602	1,614	(12)	(1)
Other	64	82	(18)	(22)	160	217	(57)	(26)
Total noninterest income	3,222	3,036	186	6	9,277	8,861	416	5
Total revenue	4,196	3,878	318	8	11,968	11,478	490	4
Net charge-offs	(1)	(5)	4	80	(1)	(1)	—	—
Change in the allowance for credit losses	(13)	21	(34)	NM	10	6	4	67
Provision for credit losses	(14)	16	(30)	NM	9	5	4	80
Noninterest expense	3,421	3,154	267	8	10,026	9,577	449	5
Income before income tax expense	789	708	81	11	1,933	1,896	37	2
Income tax expense	198	179	19	11	470	502	(32)	(6)
Net income	$591	529	62	12	$1,463	1,394	69	5

Selected Metrics
Return on allocated capital	35.1%	31.5			29.2%	27.7
Efficiency ratio	82	81			84	83
Client assets ($ in billions, period-end):
Advisory assets	$1,104	993	111	11
Other brokerage assets and deposits	1,369	1,301	68	5
Total client assets	$2,473	2,294	179	8

Selected Balance Sheet Data (average)
Total loans	$86,150	82,797	3,353	4	$85,128	82,815	2,313	3
Total deposits	127,377	107,991	19,386	18	124,803	104,117	20,686	20
Allocated capital	6,500	6,500	—	—	6,500	6,500	—	—

Selected Balance Sheet Data (period-end)
Total loans	$87,752	83,023	4,729	6
Total deposits	132,657	112,472	20,185	18
NM – Not meaningful
Third quarter and first nine months of 2025 vs. third quarter and first nine months of 2024
Revenue increased driven by:
•higher investment advisory and other asset-based fees driven by higher asset-based fees reflecting higher market valuations; and
•higher net interest income driven by lower deposit pricing and higher deposit and loan balances.
Noninterest expense increased reflecting higher personnel expense driven by higher revenue-related compensation expense, partially offset by the impact of efficiency initiatives.

Total deposits (average and period-end) increased driven by higher brokerage deposit balances.
Total loans (average and period-end) increased driven by higher securities-based lending.

20	Wells Fargo & Company

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

Table 6h presents advisory assets activity by WIM line of business. Management believes that advisory assets is a useful metric because it allows management, investors, and others to assess how changes in asset amounts may impact the generation of certain asset-based fees. For the third quarter of both 2025 and 2024, the average fee rate by account type ranged from 50 to 120 basis points.
Table 6h: WIM Advisory Assets

	Quarter ended				Nine months ended
(in billions)	Balance, beginning of period	Inflows (outflows), net (1)	Market impact (2)	Balance, end of period	Balance, beginning of period	Inflows (outflows), net (1)	Market impact (2)	Balance, end of period
September 30, 2025
Client-directed (3)	$208.5	0.5	10.7	219.7	$205.7	(3.2)	17.2	219.7
Financial advisor-directed (4)	329.1	2.6	20.4	352.1	309.2	2.6	40.3	352.1
Separate accounts (5)	243.3	4.4	13.4	261.1	225.7	7.4	28.0	261.1
Mutual fund advisory (6)	88.0	(0.9)	4.1	91.2	85.7	(3.9)	9.4	91.2
Total Wells Fargo Advisors	$868.9	6.6	48.6	924.1	$826.3	2.9	94.9	924.1
The Private Bank (7)	172.8	(1.5)	9.0	180.3	171.4	(5.9)	14.8	180.3
Total WIM advisory assets	$1,041.7	5.1	57.6	1,104.4	$997.7	(3.0)	109.7	1,104.4
September 30, 2024
Client-directed (3)	$196.4	(1.5)	9.1	204.0	$185.3	(3.9)	22.6	204.0
Financial advisor-directed (4)	291.1	(0.2)	17.8	308.7	264.6	2.3	41.8	308.7
Separate accounts (5)	210.4	1.2	14.0	225.6	198.4	1.0	26.2	225.6
Mutual fund advisory (6)	85.7	(1.6)	4.6	88.7	83.3	(3.8)	9.2	88.7
Total Wells Fargo Advisors	$783.6	(2.1)	45.5	827.0	$731.6	(4.4)	99.8	827.0
The Private Bank (7)	161.5	(1.3)	6.1	166.3	159.5	(7.3)	14.1	166.3
Total WIM advisory assets	$945.1	(3.4)	51.6	993.3	$891.1	(11.7)	113.9	993.3
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

Wells Fargo & Company	21

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

Table 6i and Table 6j provide additional information for Corporate.
Table 6i: Corporate – Income Statement

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income Statement
Net interest income	$(273)	(415)	142	34%	$(340)	(527)	187	35%
Noninterest income	449	78	371	476	898	761	137	18
Total revenue	176	(337)	513	152	558	234	324	138
Net charge-offs	10	(1)	11	NM	10	(4)	14	350
Change in the allowance for credit losses	(14)	9	(23)	NM	(31)	15	(46)	NM
Provision for credit losses	(4)	8	(12)	NM	(21)	11	(32)	NM
Noninterest expense	650	580	70	12	1,672	2,378	(706)	(30)
Loss before income tax benefit	(470)	(925)	455	49	(1,093)	(2,155)	1,062	49
Income tax benefit	(173)	(330)	157	48	(1,136)	(804)	(332)	(41)
Less: Net income (loss) from noncontrolling interests (1)	18	54	(36)	(67)	(48)	51	(99)	NM
Net income (loss)	$(315)	(649)	334	51	$91	(1,402)	1,493	106
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests associated with our venture capital investments.
Third quarter 2025 vs. third quarter 2024
Revenue increased reflecting lower net losses from debt securities driven by the impact of a repositioning of our investment securities portfolio in third quarter 2024.

Noninterest expense increased due to higher personnel expense reflecting higher severance expense, partially offset by lower operating losses.

First nine months of 2025 vs. first nine months of 2024
Revenue increased reflecting:
•lower net losses from debt securities driven by the impact of a repositioning of our investment securities portfolio in third quarter 2024; and
•a $253 million gain associated with our merchant services joint venture acquisition;
partially offset by:
•lower net gains from equity securities reflecting lower realized and unrealized gains from our venture capital investments, partially offset by lower impairment losses on equity securities.

Noninterest expense decreased reflecting:
•lower FDIC assessment expense driven by a higher FDIC special assessment in the first nine months of 2024; and
•lower operating losses due to lower expense for customer remediation activities.

22	Wells Fargo & Company

Table 6j: Corporate – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Selected Balance Sheet Data (average)
Available-for-sale debt securities	$188,103	147,093	41,010	28%	$174,235	133,951	40,284	30%
Held-to-maturity debt securities	214,409	242,621	(28,212)	(12)	220,451	250,242	(29,791)	(12)
Equity securities	16,450	15,216	1,234	8	15,784	15,580	204	1
Total assets	636,359	648,930	(12,571)	(2)	618,635	656,289	(37,654)	(6)
Total deposits	55,201	92,662	(37,461)	(40)	50,690	107,691	(57,001)	(53)

Selected Balance Sheet Data (period-end)
Available-for-sale debt securities	$198,665	157,042	41,623	27
Held-to-maturity debt securities	211,069	240,174	(29,105)	(12)
Equity securities	16,273	14,861	1,412	10
Total assets	642,044	642,618	(574)	—
Total deposits	64,407	83,323	(18,916)	(23)

Third quarter and first nine months of 2025 vs. third quarter and first nine months of 2024
Total assets (average and period-end) decreased reflecting a decrease in interest-earning deposits with banks that are managed by corporate treasury.

Total deposits (average and period-end) decreased driven by maturities of certificates of deposit (CDs) issued by corporate treasury.

Wells Fargo & Company	23

Balance Sheet Analysis
At September 30, 2025, our assets totaled $2.1 trillion, up $133.1 billion from December 31, 2024.

The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 7: Available-for-Sale and Held-to-Maturity Debt Securities

	September 30, 2025				December 31, 2024
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$210,033	(3,351)	206,682	7.3	$170,607	(7,629)	162,978	7.2
Held-to-maturity (3)	214,232	(33,723)	180,509	10.2	234,948	(41,169)	193,779	8.3
Total	$424,265	(37,074)	387,191	n/a	$405,555	(48,798)	356,757	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $23 million and $34 million related to available-for-sale debt securities and $94 million and $95 million related to held-to-maturity debt securities at September 30, 2025, and December 31, 2024, respectively.
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
The total net unrealized losses on AFS and HTM debt securities decreased from December 31, 2024, due to changes in interest rates.

At September 30, 2025, 99% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades.

24	Wells Fargo & Company

Loan Portfolios
Table 8 provides a summary of total outstanding loans by portfolio segment. Commercial loans increased from December 31, 2024, driven by an increase in commercial and industrial loans as a result of increased originations and loan draws, partially offset by paydowns. Consumer loans increased from December 31, 2024, driven by increases in the auto and other consumer portfolios, partially offset by a decrease in the residential mortgage portfolio.
Table 8: Loan Portfolios

($ in millions)	Sep 30, 2025	Dec 31, 2024	$ Change	% Change
Commercial	$563,465	534,159	29,306	5%
Consumer	379,637	378,586	1,051	—
Total loans	$943,102	912,745	30,357	3
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

Deposits
Deposits decreased from December 31, 2024, reflecting lower commercial deposits, partially offset by higher time deposits due to issuances of CDs by corporate treasury.

Table 9 provides additional information regarding deposit balances. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 1 earlier in this Report. Our average deposit cost in third quarter 2025 decreased to 1.54%, compared with 1.73% in fourth quarter 2024.
Table 9: Deposits

($ in millions)	Sep 30, 2025	% of total deposits	Dec 31, 2024	% of total deposits	$ Change	% Change
Noninterest-bearing demand deposits	$366,814	27%	$383,616	28%	$(16,802)	(4)%
Interest-bearing demand deposits	500,442	37	473,738	35	26,704	6
Savings deposits	341,192	25	359,731	26	(18,539)	(5)
Time deposits	153,013	11	137,128	10	15,885	12
Interest-bearing deposits in non-U.S. offices	5,900	—	17,591	1	(11,691)	(66)
Total deposits	$1,367,361	100%	$1,371,804	100%	$(4,443)	—

Wells Fargo & Company	25

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

The Board of Director’s (Board) Risk Committee has primary oversight responsibility for credit risk. At the management level, Corporate Credit Risk, which is part of Independent Risk Management, has oversight responsibility for credit risk. Corporate Credit Risk reports to the Chief Risk Officer and supports periodic reports related to credit risk provided to the Board’s Risk Committee.

Loan Portfolio. Our loan portfolios represent the largest component of assets on our consolidated balance sheet for which we have credit risk. Table 10 presents our total loans outstanding by portfolio segment and class of financing receivable.

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Sep 30, 2025	Dec 31, 2024
Commercial and industrial	$417,904	381,241
Commercial real estate	130,250	136,505
Lease financing	15,311	16,413
Total commercial	563,465	534,159
Residential mortgage	243,910	250,269
Credit card	56,996	56,542
Auto	46,041	42,367
Other consumer	32,690	29,408
Total consumer	379,637	378,586
Total loans	$943,102	912,745
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
Credit Quality Overview.  Table 11 provides credit quality trends.
Table 11: Credit Quality Overview

($ in millions)	Sep 30, 2025	Dec 31, 2024
Nonaccrual loans
Commercial loans	$4,459	4,618
Consumer loans	3,155	3,112
Total nonaccrual loans	$7,614	7,730
Nonaccrual loans as a % of total loans	0.81%	0.85

Allowance for credit losses (ACL) for loans	$14,311	14,636
ACL for loans as a % of total loans	1.52%	1.60%

	Quarter ended September 30,
	2025	2024
Net loan charge-offs as a % of (1):
Average commercial loans	0.18%	0.24
Average consumer loans	0.73	0.83

	Nine months ended September 30,
	2025	2024
Average commercial loans	0.17%	0.28
Average consumer loans	0.80	0.85
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

Wells Fargo & Company	27

Risk Management – Credit Risk Management (continued)

We had $15.8 billion of the commercial and industrial loans and lease financing portfolio classified as criticized in accordance with regulatory guidance at September 30, 2025, compared with $16.5 billion at December 31, 2024. The decrease was primarily driven by the food and beverage manufacturing and retail industries.
The portfolio increased at September 30, 2025, compared with December 31, 2024, as a result of increased originations and loan draws, partially offset by paydowns. Table 12 provides our commercial and industrial loans and lease financing by industry. The industry categories are based on the North American Industry Classification System.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry

	September 30, 2025				December 31, 2024
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)(2)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)(2)
Financials except banks	$165	183,637	19%	$293,425	24	156,831	17%	$255,576
Technology, telecom and media	117	25,353	3	65,988	106	23,590	3	61,813
Real estate and construction	70	29,329	3	60,547	92	24,839	3	52,741
Equipment, machinery and parts manufacturing	66	24,949	3	51,903	35	25,135	3	51,150
Retail	85	20,454	2	43,224	91	17,709	2	43,374
Materials and commodities	104	14,217	2	34,747	100	13,624	1	37,365
Food and beverage manufacturing	8	17,273	2	33,241	9	16,665	2	35,079
Health care and pharmaceuticals	35	13,811	1	31,365	27	13,620	1	30,726
Auto related	6	16,061	2	30,748	8	16,507	2	30,537
Oil, gas and pipelines	5	9,709	1	30,047	3	10,503	1	30,486
Utilities	18	8,132	*	27,919	—	6,641	*	24,735
Commercial services	76	10,848	1	27,673	78	11,152	1	26,968
Diversified or miscellaneous	77	11,757	1	27,608	9	9,115	*	22,847
Entertainment and recreation	23	12,253	1	18,388	53	12,672	1	19,691
Insurance and fiduciaries	1	4,863	*	16,915	2	4,368	*	15,753
Transportation services	183	7,974	*	15,646	154	9,560	1	16,477
Other (3)	86	22,595	2	41,561	56	25,123	3	44,324
Total	$1,125	433,215	46%	$850,945	847	397,654	44%	$799,642
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit and discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)We use credit derivatives, which had notional amounts of $8.4 billion and $1.7 billion at September 30, 2025, and December 31, 2024, respectively, to hedge certain loan exposures. These amounts are not shown as reductions to total commitments. For additional information on credit derivatives, see Note 11 (Derivatives) to Financial Statements in this Report.
(3)No other single industry had total loans in excess of $6.8 billion and $7.8 billion at September 30, 2025, and December 31, 2024, respectively.
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
Table 12a: Financials Except Banks Industry Category

	September 30, 2025				December 31, 2024
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)
Asset managers and funds (2)	$1	71,882	8%	$124,442	1	59,847	6%	$106,926
Commercial finance (3)	20	56,374	6	93,431	2	51,786	6	84,652
Consumer finance (4)	133	24,280	2	41,054	5	20,840	2	34,669
Real estate finance (5)	11	31,101	3	34,498	16	24,358	3	29,329
Total	$165	183,637	19%	$293,425	24	156,831	17%	$255,576
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
(3)Includes asset-based lending and leasing, including loans to special purpose entities, loans to commercial leasing entities, structured lending facilities to commercial loan managers, and also includes collateralized loan obligations (CLOs) in loan form, all of which were rated AA or above, of $945 million and $3.7 billion at September 30, 2025, and December 31, 2024, respectively.
(4)Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
(5)Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.

28	Wells Fargo & Company

Our commercial and industrial loans and lease financing portfolio included non-U.S. loans of $70.8 billion and $62.6 billion at September 30, 2025, and December 31, 2024, respectively. Significant industry concentrations of non-U.S. loans at September 30, 2025, and December 31, 2024, respectively, included:
•$45.5 billion and $36.3 billion in the financials except banks industry;
•$6.2 billion and $7.4 billion in the banks industry; and
•$2.0 billion and $2.3 billion in the oil, gas and pipelines industry.

COMMERCIAL REAL ESTATE (CRE).  Our CRE loan portfolio is composed of CRE mortgage and CRE construction loans. The total CRE loan portfolio decreased $6.3 billion from December 31, 2024, as paydowns exceeded originations and advances. Unfunded credit commitments at September 30, 2025, and December 31, 2024, were $6.8 billion and $5.4 billion, respectively, for CRE mortgage loans and $8.3 billion and $7.1 billion, respectively, for CRE construction loans.
The portfolio is diversified both geographically and by property type. At September 30, 2025, the five states with the largest geographic concentrations of CRE loans, as shown in Table 13, represented a combined 51% of the total CRE portfolio. The largest property type concentrations were apartments at 29% and both industrial/warehouse and office at 18% of the portfolio at September 30, 2025, with loans in California and New York representing approximately 40% of the office property type at both September 30, 2025, and December 31, 2024. We continue to closely monitor the credit quality of the office property type given weakened demand for office space.
We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings. We had $14.3 billion of CRE mortgage loans classified as criticized in accordance with regulatory guidance at September 30, 2025, compared with $17.8 billion at December 31, 2024. We had $1.6 billion of CRE construction loans classified as criticized in accordance with regulatory guidance at September 30, 2025, compared with $1.5 billion at December 31, 2024. The decrease in criticized CRE mortgage loans was primarily driven by the apartments, office, and hotel/motel property types.

Table 13 provides our CRE loans by state and property type.
Table 13: CRE Loans by State and Property Type

					September 30, 2025				December 31, 2024
	Real estate mortgage		Real estate construction		Total commercial real estate				Total commercial real estate
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Loans as % of total loans	Total commitments (1)	Loans outstanding balance	Total commitments (1)
By state:
California	$777	23,178	—	2,743	777	25,921	3%	$28,662	27,999	30,802
New York	452	12,153	—	2,339	452	14,492	2	15,052	15,481	16,225
Texas	309	9,142	—	1,319	309	10,461	1	13,428	10,967	11,808
Florida	47	8,407	—	2,364	47	10,771	1	11,632	11,078	12,081
North Carolina	4	4,013	—	972	4	4,985	*	5,325	4,784	5,223
Other (2)	1,725	56,022	20	7,598	1,745	63,620	7	71,255	66,196	72,871
Total	$3,314	112,915	20	17,335	3,334	130,250	14%	$145,354	136,505	149,010
By property type:
Apartments	$268	27,622	19	10,055	287	37,677	4%	$41,732	39,758	44,783
Industrial/warehouse	46	21,897	—	1,957	46	23,854	3	30,020	24,038	26,178
Office	2,450	21,556	—	2,114	2,450	23,670	3	24,613	27,380	28,768
Hotel/motel	289	11,213	—	669	289	11,882	1	12,262	11,506	12,015
Retail (excl shopping center)	95	10,624	1	90	96	10,714	1	11,687	11,345	11,951
Shopping center	55	7,926	—	166	55	8,092	*	8,514	8,113	8,571
Institutional	12	5,133	—	758	12	5,891	*	6,151	5,186	5,524
Other	99	6,944	—	1,526	99	8,470	*	10,375	9,179	11,220
Total	$3,314	112,915	20	17,335	3,334	130,250	14%	$145,354	136,505	149,010
*    Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 14 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes 45 states and non-U.S. loans. No state in Other had loans in excess of $4.8 billion and $5.9 billion at September 30, 2025, and December 31, 2024, respectively. Non-U.S. loans were $4.9 billion and $5.1 billion at September 30, 2025, and December 31, 2024, respectively.

Wells Fargo & Company	29

Risk Management – Credit Risk Management (continued)

NON-U.S. LOANS. Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At September 30, 2025, non-U.S. loans totaled $75.9 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $67.9 billion, or approximately 7% of our total consolidated loans outstanding, at December 31, 2024. Non-U.S. loans were approximately 4% of our total consolidated assets at both September 30, 2025, and December 31, 2024.

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
Our largest single country exposure outside the U.S. at September 30, 2025, was the United Kingdom, which totaled $31.6 billion, or approximately 2% of our total assets, of which $3.6 billion were sovereign exposures and included deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

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
Table 14: Top 20 Country Exposures (1)

	September 30, 2025					December 31, 2024
(in millions)	Deposits with banks (2)	Lending	Securities	Derivatives and other	Total (3)	Total (4)
United Kingdom	$3,850	24,797	22	2,931	31,600	28,079
Canada	1,899	13,294	2,555	1,277	19,025	16,971
Luxembourg	113	8,799	55	450	9,417	8,456
Japan	8,206	712	485	14	9,417	16,027
Cayman Islands	—	7,345	—	386	7,731	8,011
Ireland	16	5,319	165	392	5,892	5,597
Guernsey	—	4,466	1	31	4,498	2,855
France	43	3,948	201	224	4,416	4,183
Germany	371	3,399	179	125	4,074	3,337
Netherlands	—	3,052	445	210	3,707	2,465
Bermuda	—	3,397	31	68	3,496	3,730
Switzerland	327	1,545	56	619	2,547	1,842
South Korea	4	1,748	77	10	1,839	1,502
Australia	113	591	837	110	1,651	1,191
Jersey	—	1,380	55	101	1,536	925
Spain	1	1,080	53	352	1,486	868
Chile	—	1,031	318	1	1,350	1,372
Hong Kong	59	353	768	6	1,186	1,226
Belgium	603	624	(70)	1	1,158	738
India	2	753	161	1	917	1,030
Total	$15,607	87,633	6,394	7,309	116,943	110,405
(1)Top 20 country exposures reflected 90% of our total non-U.S. exposure at both September 30, 2025, and December 31, 2024.
(2)Primarily deposited with central banks.
(3)Top 20 country exposures to central banks and financial institutions was $66.2 billion.
(4)The 2024 exposures correspond to the ranking of the top 20 country exposures at September 30, 2025, and do not necessarily reflect our top 20 country exposures at December 31, 2024.

30	Wells Fargo & Company

RESIDENTIAL MORTGAGE LOANS. Our residential mortgage loan portfolio is composed of 1–4 family first and junior lien mortgage loans. Junior lien mortgage loans consist of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. Residential mortgage – first lien loans represented 97% of the total residential mortgage loan portfolio at September 30, 2025, compared with 96% at December 31, 2024.

The residential mortgage loan portfolio includes loans with adjustable-rate features. We monitor the risk of default as a result of interest rate increases on adjustable-rate mortgage (ARM) loans, which may be mitigated by product features that limit the amount of the increase in the contractual interest rate. The default risk of these loans is considered in our ACL for loans. ARM loans were $69.3 billion, or 7% of total loans, at September 30, 2025, compared with $66.3 billion, or 7% of total loans, at December 31, 2024, with an initial reset date in 2027 or later for the majority of this portfolio at September 30, 2025. We do not offer option ARM products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.

The outstanding balance of residential mortgage lines of credit (both first and junior lien) was $10.8 billion at September 30, 2025, compared with $12.4 billion at December 31, 2024. The unfunded credit commitments for these lines of credit totaled $17.1 billion at September 30, 2025, compared with $22.5 billion at December 31, 2024. For additional information on our residential mortgage loan portfolio, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2024 Form 10-K.

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

Our residential mortgage loan portfolio decreased $6.4 billion from December 31, 2024, due to loan paydowns, partially offset by originations. Table 15 shows the outstanding balances of our first and junior lien mortgage loan portfolios.
Table 15: Residential Mortgage Loans

	September 30, 2025		December 31, 2024
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
California (1)	$107,862	11%	$108,000	12%
New York	30,296	3	30,777	3
Washington	10,641	1	10,621	1
New Jersey	9,551	1	9,841	1
Florida	8,984	1	9,368	1
Other (2)	62,233	7	65,336	7
Government insured/guaranteed loans (3)	6,293	1	7,097	1
Total first lien mortgage portfolio	$235,860	25%	$241,040	26%
Total junior lien mortgage portfolio (4)	8,050	1	9,229	1
Total residential mortgage loan portfolio	$243,910	26%	$250,269	27%
(1)Our first lien mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 4% of total loans.
(2)Consists of 45 states; no state in Other had loans in excess of $6.5 billion and $6.9 billion at September 30, 2025, and December 31, 2024, respectively.
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
(4)Includes loans of $2.5 billion and $2.7 billion in California and no other state had loans in excess of $770 million and $1.0 billion at September 30, 2025, and December 31, 2024, respectively.

Wells Fargo & Company	31

Risk Management – Credit Risk Management (continued)

CREDIT CARD, AUTO, AND OTHER CONSUMER LOANS. Table 16 shows the outstanding balance of our credit card, auto, and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 16: Credit Card, Auto, and Other Consumer Loans

	September 30, 2025		December 31, 2024
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$56,996	6%	$56,542	6%
Auto	46,041	5	42,367	5
Other consumer (1)	32,690	3	29,408	3
Total	$135,727	14%	$128,317	14%
(1)Includes $25.1 billion and $21.4 billion at September 30, 2025, and December 31, 2024, respectively, of securities-based loans originated by the WIM operating segment.
Credit Card.  The increase in the outstanding balance at September 30, 2025, compared with December 31, 2024, was due to higher purchase volume and the impact of new account growth.

Auto.  The increase in the outstanding balance at September 30, 2025, compared with December 31, 2024, was due to loan originations exceeding paydowns.
Other Consumer.  The increase in the outstanding balance at September 30, 2025, compared with December 31, 2024, was due to an increase in securities-based lending in our WIM operating segment.
NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS). For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2024 Form 10-K. Table 17 summarizes nonperforming assets.
Table 17: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Sep 30, 2025	Dec 31, 2024
Nonaccrual loans:
Commercial and industrial	$1,050	763
Commercial real estate	3,334	3,771
Lease financing	75	84
Total commercial	4,459	4,618
Residential mortgage (1)	3,057	2,991
Auto	71	89
Other consumer	27	32
Total consumer	3,155	3,112
Total nonaccrual loans	$7,614	7,730
As a percentage of total loans	0.81%	0.85
Foreclosed assets:
Government insured/guaranteed (2)	$7	3
Commercial	173	169
Consumer	38	34
Total foreclosed assets	218	206
Total nonperforming assets	$7,832	7,936
As a percentage of total loans	0.83%	0.87
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
Total nonaccrual loans decreased $116 million from December 31, 2024, driven by a decrease in commercial real estate nonaccrual loans, partially offset by an increase in commercial and industrial nonaccrual loans.

For additional information on commercial nonaccrual loans, see the “Risk Management – Credit Risk Management – Commercial and Industrial Loans and Lease Financing” and “Risk Management – Credit Risk Management – Commercial Real Estate” sections in this Report.

32	Wells Fargo & Company

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
Table 18: Analysis of Changes in Nonaccrual Loans

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Commercial nonaccrual loans
Balance, beginning of period	$4,563	5,161	$4,618	4,914
Inflows	1,034	953	3,233	3,492
Outflows:
Returned to accruing	(165)	(233)	(506)	(752)
Foreclosures	(2)	—	(2)	(58)
Charge-offs	(269)	(339)	(806)	(1,192)
Payments, sales and other	(702)	(590)	(2,078)	(1,452)
Total outflows	(1,138)	(1,162)	(3,392)	(3,454)
Balance, end of period	4,459	4,952	4,459	4,952
Consumer nonaccrual loans
Balance, beginning of period	3,194	3,273	3,112	3,342
Inflows	278	299	978	962
Outflows:
Returned to accruing	(121)	(135)	(362)	(456)
Foreclosures	(23)	(21)	(63)	(63)
Charge-offs	(11)	(15)	(63)	(66)
Payments, sales and other	(162)	(181)	(447)	(499)
Total outflows	(317)	(352)	(935)	(1,084)
Balance, end of period	3,155	3,220	3,155	3,220
Total nonaccrual loans	$7,614	8,172	$7,614	8,172
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at September 30, 2025:
•96% of total commercial nonaccrual loans were secured, predominantly by real estate.
•70% of total commercial nonaccrual loans were current on interest and 52% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans were secured, of which 97% were secured by real estate and 98% had an LTV ratio of 80% or less.
•$402 million of the $502 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

Wells Fargo & Company	33

Risk Management – Credit Risk Management (continued)

NET CHARGE-OFFS. Table 19 presents net loan charge-offs.

Table 19: Net Loan Charge-offs

	Quarter ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
($ in millions)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)
Commercial and industrial	$131	0.13%	$129	0.14%	$418	0.14%	$465	0.17%
Commercial real estate	107	0.32	184	0.51	263	0.26	642	0.59
Lease financing	12	0.32	10	0.25	27	0.23	25	0.19
Total commercial	250	0.18	323	0.24	708	0.17	1,132	0.28
Residential mortgage	(22)	(0.04)	(23)	(0.04)	(40)	(0.02)	(55)	(0.03)
Credit card	571	4.02	601	4.38	1,843	4.43	1,827	4.61
Auto	50	0.45	83	0.76	144	0.45	274	0.81
Other consumer	93	1.19	127	1.82	293	1.30	383	1.82
Total consumer	692	0.73	788	0.83	2,240	0.80	2,429	0.85
Total	$942	0.40%	$1,111	0.49%	$2,948	0.43%	$3,561	0.52%
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
The decrease in commercial net loan charge-offs in third quarter 2025, compared with the same period a year ago, was due to lower losses in our commercial real estate portfolio driven by the office property type.

The decrease in consumer net loan charge-offs in third quarter 2025, compared with the same period a year ago, was due to lower losses in our auto, credit card, and other consumer portfolios.

34	Wells Fargo & Company

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

Table 20 presents the allocation of the ACL for loans by loan portfolio segment and class.
Table 20: Allocation of the ACL for Loans

	September 30, 2025			December 31, 2024
($ in millions)	ACL	ACL as % of loan class	Loans as % of total loans	ACL	ACL as % of loan class	Loans as % of total loans
Commercial and industrial	$4,376	1.05%	44	$4,151	1.09%	42
Commercial real estate	2,965	2.28	14	3,583	2.62	15
Lease financing	211	1.38	2	212	1.29	2
Total commercial	7,552	1.34	60	7,946	1.49	59
Residential mortgage (1)	569	0.23	26	541	0.22	27
Credit card	4,907	8.61	6	4,869	8.61	6
Auto	717	1.56	5	636	1.50	5
Other consumer	566	1.73	3	644	2.19	3
Total consumer	6,759	1.78	40	6,690	1.77	41
Total	$14,311	1.52%	100	$14,636	1.60%	100
Components:
Allowance for loan losses			$13,744			14,183
Allowance for unfunded credit commitments			567			453
Allowance for credit losses			$14,311			14,636
Ratio of allowance for loan losses to total net loan charge-offs (2)			3.68x			2.97
Ratio of allowance for loan losses to total nonaccrual loans			1.81			1.83
Allowance for loan losses as a percentage of total loans			1.46%			1.55
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
(2)Total net loan charge-offs are annualized for the quarter ended September 30, 2025.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 20 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.

The ACL for loans decreased $325 million, or 2%, from December 31, 2024, reflecting improved credit performance for commercial real estate loans, partially offset by a higher allowance for commercial and industrial loans due to portfolio growth. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 5 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Wells Fargo & Company	35

Risk Management – Credit Risk Management (continued)

We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. We weighted the base scenario and the downside scenarios in our estimate of the ACL for loans at September 30, 2025. The base scenario assumed uncertainty related to trade policies, increased inflation along with slowing economic growth, increased unemployment rates, and a decline in commercial real estate prices. The downside scenarios assumed a more substantial economic contraction due to lower business and consumer confidence, declining property values, and uncertainty related to trade policies.

Additionally, we consider qualitative factors that represent management’s judgment of risks related to our processes and assumptions used in establishing the ACL such as economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and emerging risk assessments.

The forecasted key economic variables used in our estimate of the ACL for loans at September 30, 2025, and June 30, 2025, are presented in Table 21.

Table 21: Forecasted Key Economic Variables

	4Q 2025	2Q 2026	4Q 2026
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
September 30, 2025	4.4%	4.9	5.6
June 30, 2025	4.6	5.2	5.8

U.S. real GDP (2):
September 30, 2025	(1.0)	(1.3)	0.3
June 30, 2025	(1.5)	(1.1)	0.9

Home price index (3):
September 30, 2025	(1.5)	(4.7)	(6.0)
June 30, 2025	(1.9)	(5.7)	(6.0)

Commercial real estate asset prices (3):
September 30, 2025	(4.2)	(9.6)	(9.4)
June 30, 2025	(7.4)	(10.2)	(7.6)
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

We believe the ACL for loans of $14.3 billion at September 30, 2025, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant
Accounting Policies) to Financial Statements in our 2024 Form 10-K.

MORTGAGE BANKING ACTIVITIES.  We sell residential and commercial mortgage loans to various parties. In connection with our sales and securitization of residential mortgage loans, we have established a mortgage repurchase liability. For information on our repurchase liability, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2024 Form 10-K.

In addition to servicing loans in our portfolio, we may also service residential and commercial mortgage loans included in government-sponsored enterprise (GSE) mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA-insured/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors.

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

Loans repurchased from GNMA securitization pools that regain current status or are otherwise modified in accordance with applicable servicing guidelines may be included in future GNMA loan securitization pools. At September 30, 2025, and December 31, 2024, these loans, which we have repurchased or have the unilateral option to repurchase, were $6.8 billion and $7.5 billion, respectively, which included $6.3 billion and $7.1 billion, respectively, in loans held for investment, with the remainder in loans held for sale. See Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report for additional information about our involvement with mortgage loan securitizations.

For additional information about the risks related to our servicing activities, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2024 Form 10-K. For additional information on mortgage banking activities, see Note 6 (Mortgage Banking Activities) to Financial Statements in this Report.

36	Wells Fargo & Company

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
Table 22: Net Interest Income Sensitivity Over the Next 12 Months Using Instantaneous Movements

($ in billions)	Sep 30, 2025	Dec 31, 2024
Parallel shift (1):
+100 bps shift in interest rates	$1.4	1.3
-100 bps shift in interest rates	(1.8)	(2.2)
-200 bps shift in interest rates	(4.3)	(4.4)

Steeper yield curve (1):
+100 bps shift in long-term interest rates	0.4	0.4
-100 bps shift in short-term interest rates	(1.3)	(1.8)

Flatter yield curve (1):
+100 bps shift in short-term interest rates	0.9	0.9
-100 bps shift in long-term interest rates	(0.5)	(0.4)
(1)In first quarter 2025, we made an update to exclude the net interest income sensitivity for trading-related assets and liabilities of our CIB Markets trading business. Prior period amounts have been revised to conform with the current period presentation.
The changes in our interest rate sensitivity from December 31, 2024, to September 30, 2025, reflected updates for our expected balance sheet composition. Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income. The realized impact of interest rate changes may vary from our base and hypothetical scenarios for various reasons, including any deposit pricing lags.

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

Wells Fargo & Company	37

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

38	Wells Fargo & Company

Table 23: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	September 30, 2025 (1)			June 30, 2025 (1)			September 30, 2024
(in millions)	Average	Low	High	Average	Low	High	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$21	15	31	20	14	36	34	25	40
Interest rate	5	2	12	3	2	7	36	23	52
Equity	20	14	28	20	14	28	19	15	24
Commodity	3	2	8	3	1	4	2	2	4
Foreign exchange	7	4	9	5	3	7	0	0	1
Diversification benefit (2)	(23)			(21)			(67)
Company Trading General VaR	$33			30			24
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

Liquidity Standards. We are subject to a rule issued by the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) that establishes a quantitative minimum liquidity requirement, known as the liquidity coverage ratio (LCR). The rule requires a covered banking organization to hold high-quality liquid assets (HQLA) in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. Our HQLA under the rule mainly consists of central bank deposits, government debt securities, and mortgage-backed securities of federal agencies. The LCR applies to the Company and to our insured depository institutions (IDIs) with total assets of $10 billion or more. In addition, rules issued by the FRB impose enhanced liquidity risk management standards on large bank holding companies (BHCs), such as Wells Fargo.

We are also subject to a rule issued by the FRB, OCC and FDIC that establishes a stable funding requirement, known as the net stable funding ratio (NSFR), which requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company and to our IDIs with total assets of $10 billion or more. As of September 30, 2025, we were compliant with the NSFR requirement.

Wells Fargo & Company	39

Risk Management – Asset/Liability Management (continued)
Liquidity Coverage Ratio. As of September 30, 2025, the Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.
Table 24 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.
Table 24: Liquidity Coverage Ratio

	Average for quarter ended
(in millions, except ratio)	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024
HQLA (1):
Eligible cash	$153,816	131,453	176,218
Eligible securities (2)	227,259	236,155	193,282
Total HQLA	381,075	367,608	369,500
Projected net cash outflows (3)	315,355	303,111	290,236
LCR	121%	121	127
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
Liquidity Sources. As of September 30, 2025, the Company had approximately $866.1 billion of total available liquidity sources. Table 25 presents the components of our available liquidity sources.

We maintain primary sources of liquidity in the form of central bank deposits and high-quality liquid debt securities, which collectively totaled $506.5 billion as of September 30, 2025. Our high-quality liquid debt securities presented in Table 25 are substantially the same in composition as HQLA eligible securities under the LCR rule; however, they will generally exceed HQLA eligible securities due to the applicable LCR haircuts and the exclusion of LCR adjustments for excess liquidity that is not transferable from certain subsidiaries.
We believe our high-quality liquid debt securities provide reliable sources of liquidity through sales or by pledging to obtain financing, in both normal and stressed market conditions. High-quality liquid debt securities include AFS, HTM, and trading debt securities, as well as debt securities received through securities financing activities.

As of September 30, 2025, we had approximately $616.7 billion of borrowing capacity at the Federal Reserve Discount Window and Federal Home Loan Banks (FHLB). This borrowing capacity included $257.1 billion related to pledged high-quality liquid debt securities within our primary sources of liquidity and $359.6 billion related to pledged loans and other debt securities within our contingent sources of liquidity.
Table 25: Total Available Liquidity Sources

(in millions)	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024
Primary sources of liquidity:
Central bank deposits	$134,506	155,384	147,935
High-quality liquid debt securities (1)	372,003	331,076	393,687
Total	506,509	486,460	541,622
Contingent sources of liquidity (2):
Pledged loans and other	359,579	351,602	352,790
Total available liquidity	$866,088	838,062	894,412
(1)Presented at fair value and includes unencumbered securities.
(2)Presented at borrowing capacity, net of haircuts.

40	Wells Fargo & Company

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

Deposits have historically provided a sizable source of relatively low-cost funds. Loans were 69% and 67% of total deposits at September 30, 2025, and December 31, 2024, respectively.

Table 26 presents a summary of our short-term borrowings, which generally mature in less than 30 days. For additional information on the classification of our short-term borrowings, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2024 Form 10-K. The balances of securities loaned or sold under agreements to repurchase may vary over time due to client activity in our CIB Markets business, our own demand for financing, and our overall mix of liabilities. Securities sold under agreements to repurchase increased at September 30, 2025, from December 31, 2024, driven by increased client-driven activity in our CIB Markets business.

We may pledge financial instruments that we own to collateralize repurchase agreements and other securities financings, as well as borrowings from the FHLB. For additional information, see the “Pledged Assets” section of Note 16 (Pledged Assets and Collateral) to Financial Statements in this Report.
Table 26: Short-Term Borrowings

(in millions)	Sep 30, 2025	Dec 31, 2024
Securities sold under agreements to repurchase	$194,240	87,972
Securities loaned	8,020	7,247
Other short-term borrowings	28,389	13,587
Total	$230,649	108,806
We access domestic and international capital markets for long-term funding through issuances of registered debt securities, private placements, securitizations, and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes unless otherwise specified in the applicable prospectus or prospectus supplement, and we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise. Table 27 provides the aggregate carrying value of long-term debt as of September 30, 2025, and December 31, 2024, and maturities (based on contractual payment dates) for 2025 and the following years thereafter.
Table 27: Maturity of Long-Term Debt

	September 30, 2025							Dec 31, 2024
(in millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total	Total
Wells Fargo & Company (Parent Only)
Senior debt	$155	12,288	8,340	23,926	18,321	73,379	136,409	128,852
Subordinated debt	250	2,717	2,448	—	—	11,402	16,817	17,091
Junior subordinated debt	—	—	378	—	278	539	1,195	1,157
Total long-term debt – Parent	405	15,005	11,166	23,926	18,599	85,320	154,421	147,100
Wells Fargo Bank, N.A., and other bank entities (Bank)
Senior debt	315	9,714	3	538	157	1,385	12,112	15,724
Subordinated debt	—	—	26	198	—	2,977	3,201	3,236
Junior subordinated debt	—	—	—	—	—	—	—	429
Credit card securitizations (1)	—	—	2,265	1,510	—	—	3,775	2,240
Other bank debt	62	50	61	67	38	2,426	2,704	3,080
Total long-term debt – Bank	377	9,764	2,355	2,313	195	6,788	21,792	24,709
Other consolidated subsidiaries
Senior debt	1	221	43	55	313	927	1,560	1,269
Total long-term debt – Other consolidated subsidiaries	1	221	43	55	313	927	1,560	1,269
Total long-term debt	$783	24,990	13,564	26,294	19,107	93,035	177,773	173,078
(1)For additional information about credit card securitizations, see Note 13 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.

Wells Fargo & Company	41

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

There were no actions undertaken by the ratings agencies with regard to our credit ratings during third quarter 2025.
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

The credit ratings of the Parent and Wells Fargo Bank, N.A., as of September 30, 2025, are presented in Table 28.
Table 28: Credit Ratings as of September 30, 2025

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
Table 29 presents the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of September 30, 2025.

In addition to the risk-based capital requirements described in Table 29, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations. The countercyclical buffer in effect at September 30, 2025, was 0.00%.

The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.

The stress capital buffer (SCB) is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the SCB is calculated annually based on data that can differ over time, our SCB, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. Our SCB for the period October 1, 2024, through September 30, 2025, was revised to 3.70% due to the correction of errors in the FRB’s loss projections related to corporate and first lien mortgage loans in our 2024 supervisory stress test results. Our SCB for the period October 1, 2025, through September 30, 2026, is 2.50%.
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
Table 30: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Sep 30, 2025		Dec 31, 2024	Required Capital Ratios (1)	Sep 30, 2025	Dec 31, 2024
Common Equity Tier 1	(A)		$136,591		134,588		136,591	134,588
Tier 1 capital	(B)		152,817		152,866		152,817	152,866
Total capital	(C)		183,784		184,638		173,521	174,446
Risk-weighted assets	(D)		1,242,445		1,216,146		1,072,212	1,085,017
Common Equity Tier 1 capital ratio	(A)/(D)	9.70%	10.99	*	11.07	8.50	12.74	12.40
Tier 1 capital ratio	(B)/(D)	11.20	12.30	*	12.57	10.00	14.25	14.09
Total capital ratio	(C)/(D)	13.20	14.79	*	15.18	12.00	16.18	16.08
*Denotes the binding framework, which is the lower of the Standardized and Advanced Approaches, at September 30, 2025.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at September 30, 2025.

44	Wells Fargo & Company

Table 31 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches.

Table 31: Risk-Based Capital Calculation and Components

(in millions)		Sep 30, 2025	Dec 31, 2024
Total equity		$183,012	181,066
Adjustments:
Preferred stock		(16,608)	(18,608)
Additional paid-in capital on preferred stock		141	144
Noncontrolling interests		(1,858)	(1,946)
Total common stockholders’ equity		$164,687	160,656
Adjustments:
Goodwill		(25,069)	(25,167)
Certain identifiable intangible assets (other than MSRs)		(863)	(73)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)		(698)	(735)
Applicable deferred taxes related to goodwill and other intangible assets (1)		1,062	947
Other		(2,528)	(1,040)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$136,591	134,588
Preferred stock		16,608	18,608
Additional paid-in capital on preferred stock		(141)	(144)
Other		(241)	(186)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$152,817	152,866

Long-term debt and other instruments qualifying as Tier 2		16,690	17,644
Qualifying allowance for credit losses (2)		14,643	14,471
Other		(366)	(343)
Total Tier 2 capital under the Standardized Approach	(B)	$30,967	31,772
Total qualifying capital under the Standardized Approach	(A)+(B)	$183,784	184,638

Long-term debt and other instruments qualifying as Tier 2		16,690	17,644
Qualifying allowance for credit losses (2)		4,380	4,279
Other		(366)	(343)
Total Tier 2 capital under the Advanced Approach	(C)	$20,704	21,580
Total qualifying capital under the Advanced Approach	(A)+(C)	$173,521	174,446
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

Wells Fargo & Company	45

Capital Management (continued)
Table 32 provides the composition and net changes in the components of RWAs under the Standardized and Advanced Approaches.
Table 32: Risk-Weighted Assets

	Standardized Approach			Advanced Approach (1)
(in millions)	Sep 30, 2025	Dec 31, 2024	$ Change	Sep 30, 2025	Dec 31, 2024	$ Change
Risk-weighted assets (RWAs):
Credit risk	$1,192,083	1,156,572	35,511	749,137	726,855	22,282
Market risk	50,362	59,574	(9,212)	50,362	59,574	(9,212)
Operational risk	N/A	N/A	N/A	272,713	298,588	(25,875)
Total RWAs	$1,242,445	1,216,146	26,299	1,072,212	1,085,017	(12,805)
(1)RWAs calculated under the Advanced Approach utilize a risk-sensitive methodology, which relies upon the use of internal credit models based upon our experience with internal rating grades. The Advanced Approach also includes an operational risk component, which reflects the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.
Table 33 provides an analysis of changes in CET1.
Table 33: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2024	$134,588
Net income applicable to common stock	15,171
Common stock dividends	(4,042)
Common stock issued, repurchased, and stock compensation-related items	(11,626)
Changes in accumulated other comprehensive income (loss)	4,529
Goodwill	98
Certain identifiable intangible assets (other than MSRs)	(790)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)	37
Applicable deferred taxes related to goodwill and other intangible assets (1)	115
Other	(1,489)
Change in Common Equity Tier 1	2,003
Common Equity Tier 1 at September 30, 2025	$136,591
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.

46	Wells Fargo & Company

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

Table 34 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 34: Tangible Common Equity

		Balance at period-end			Average balance
		Period ended			Quarter ended			Nine months ended
(in millions, except ratios)		Sep 30, 2025	Jun 30, 2025	Sep 30, 2024	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Total equity		$183,012	182,954	185,011	183,428	183,268	184,368	183,351	184,197
Adjustments:
Preferred stock		(16,608)	(16,608)	(18,608)	(16,608)	(18,278)	(18,129)	(17,824)	(18,572)
Additional paid-in capital on preferred stock		141	141	144	141	143	143	143	148
Noncontrolling interests		(1,858)	(1,843)	(1,746)	(1,850)	(1,818)	(1,748)	(1,854)	(1,734)
Total common stockholders’ equity	(A)	164,687	164,644	164,801	165,111	163,315	164,634	163,816	164,039
Adjustments:
Goodwill		(25,069)	(25,071)	(25,173)	(25,070)	(25,070)	(25,172)	(25,092)	(25,173)
Certain identifiable intangible assets (other than MSRs)		(863)	(902)	(85)	(889)	(863)	(89)	(610)	(101)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)		(698)	(674)	(772)	(674)	(674)	(965)	(694)	(937)
Applicable deferred taxes related to goodwill and other intangible assets (1)		1,062	1,060	940	1,061	989	938	1,001	931
Tangible common equity	(B)	$139,119	139,057	139,711	139,539	137,697	139,346	138,421	138,759
Common shares outstanding	(C)	3,148.9	3,220.4	3,345.5	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$5,341	5,214	4,852	$15,171	13,805
Book value per common share	(A)/(C)	$52.30	51.13	49.26	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	44.18	43.18	41.76	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	12.83%	12.81	11.73	12.38%	11.24
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	15.19	15.19	13.85	14.65	13.29
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
LEVERAGE REQUIREMENTS. As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio. Table 35 presents the leverage requirements applicable to the Company as of September 30, 2025.
Table 35: Leverage Requirements Applicable to the Company

In addition, our IDIs are required to maintain an SLR of at least 6.00% and a minimum Tier 1 leverage ratio of 5.00% to be considered well-capitalized under applicable regulatory capital adequacy rules. At September 30, 2025, each of our IDIs exceeded their applicable SLR and Tier 1 leverage requirements.

In June 2025, federal banking regulators proposed changes to the supplementary leverage ratio that would, among other things, replace the amount of the supplementary leverage buffer for the Company and our IDIs with an amount equal to half of our G-SIB capital surcharge calculated under method one.

Wells Fargo & Company	47

Capital Management (continued)
Table 36 presents information regarding the calculation and components of the Company’s SLR and Tier 1 leverage ratio.
Table 36: Leverage Ratios for the Company

($ in millions)		Quarter ended September 30, 2025
Tier 1 capital	(A)	$152,817
Total consolidated assets		2,062,926
Adjustments:
Derivatives (1)		71,886
Repo-style transactions (2)		10,357
Credit equivalent amounts of other off-balance sheet exposures		314,692
Other (3)		(80,599)
Total adjustments		316,336
Total leverage exposure	(B)	$2,379,262
Supplementary leverage ratio	(A)/(B)	6.42%

Total adjusted average assets (4)	(C)	$1,981,767
Tier 1 leverage ratio	(A)/(C)	7.71%
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
TOTAL LOSS ABSORBING CAPACITY. As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional Tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of September 30, 2025, are presented in Table 37.
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

Table 38 provides our TLAC and eligible unsecured long-term debt and related ratios.
Table 38: TLAC and Eligible Unsecured Long-Term Debt

September 30, 2025
($ in millions)	TLAC	Regulatory Minimum (1)	Eligible Unsecured Long-term Debt	Regulatory Minimum
Total eligible amount	$305,937		144,622

Percentage of RWAs (2)	24.62%	21.50	11.64	7.50
Percentage of total leverage exposure	12.86	9.50	6.08	4.50
(1)Represents the minimum required to avoid restrictions on capital distributions and discretionary bonus payments.
(2)Our minimum TLAC and eligible unsecured long-term debt requirements are calculated based on the greater of RWAs determined under the Standardized and Advanced Approaches.
OTHER REGULATORY CAPITAL AND LIQUIDITY MATTERS. For information regarding the U.S. implementation of the Basel III LCR and NSFR, see the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding – Liquidity Standards” section in this Report.

Our principal U.S. broker-dealer subsidiaries, Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, are subject to regulations to maintain minimum net capital requirements. As of September 30, 2025, these broker-dealer subsidiaries were in compliance with their respective regulatory minimum net capital requirements.
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

48	Wells Fargo & Company

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
During the first nine months of 2025, we issued $960 million of common stock, substantially all of which was issued in connection with employee compensation and benefits, and we repurchased 163 million shares of common stock at a cost of $12.6 billion. We paid $4.8 billion of common and preferred stock dividends during the first nine months of 2025.
Securities Repurchases
On July 25, 2023, we announced that the Board authorized a common stock repurchase program of up to $30 billion. In addition, on April 29, 2025, we announced that the Board authorized the repurchase of up to an additional $40 billion of common stock. Unless modified or revoked by the Board, these authorizations do not expire. At September 30, 2025, we had remaining Board authority to repurchase up to approximately $34.8 billion of common stock.
For additional information about share repurchases during third quarter 2025, see Part II, Item 2 in this Report.

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

For a discussion of significant regulations and regulatory oversight initiatives that have affected or may affect our business, see the “Regulation and Supervision” and “Risk Factors” sections in our 2024 Form 10-K and the “Regulation and Supervision” section in our 2025 First and Second Quarter Reports on Form 10-Q.

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
Accounting Standards Update (ASU) 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures
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
•Disaggregate net income (or loss) before income tax expense (or benefit) between U.S. and non-U.S.

Other Accounting Developments
The following Updates are applicable to us. We are currently evaluating the Updates but they are not expected to have a material impact on our consolidated financial statements:
•ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
•ASU 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
•ASU 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
•ASU 2025-07 – Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

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

52	Wells Fargo & Company

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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of September 30, 2025, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company	55

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Interest income
Debt securities	$5,108	4,630	$14,690	13,362
Loans held for sale	174	129	428	376
Loans	13,924	14,618	40,854	43,897
Equity securities	164	156	461	502
Other interest income	3,049	3,465	8,279	10,585
Total interest income	22,419	22,998	64,712	68,722
Interest expense
Deposits	5,188	6,445	15,458	18,405
Short-term borrowings	2,339	1,435	5,313	4,030
Long-term debt	2,593	3,163	7,784	9,676
Other interest expense	349	265	1,004	771
Total interest expense	10,469	11,308	29,559	32,882
Net interest income	11,950	11,690	35,153	35,840
Noninterest income
Deposit and lending-related fees	1,674	1,675	4,929	4,890
Investment advisory and other asset-based fees	2,660	2,463	7,695	7,209
Commissions and brokerage services fees	651	646	1,899	1,886
Investment banking fees	840	672	2,311	1,940
Card fees	1,223	1,096	3,440	3,258
Mortgage banking	268	280	830	753
Net gains from trading and securities	1,615	1,248	3,887	4,217
Other	555	596	2,263	1,925
Total noninterest income	9,486	8,676	27,254	26,078
Total revenue	21,436	20,366	62,407	61,918
Provision for credit losses	681	1,065	2,618	3,239
Noninterest expense
Personnel	9,021	8,591	27,204	26,658
Technology, telecommunications and equipment	1,319	1,142	3,829	3,301
Occupancy	784	786	2,311	2,263
Operating losses	285	293	739	1,419
Professional and outside services	1,177	1,130	3,304	3,370
Advertising and promotion	295	205	742	626
Other	965	920	2,987	3,061
Total noninterest expense	13,846	13,067	41,116	40,698
Income before income tax expense	6,909	6,234	18,673	17,981
Income tax expense	1,300	1,064	2,738	3,279
Net income before noncontrolling interests	5,609	5,170	15,935	14,702
Less: Net income (loss) from noncontrolling interests	20	56	(42)	59
Wells Fargo net income	$5,589	5,114	$15,977	14,643
Less: Preferred stock dividends and other	248	262	806	838
Wells Fargo net income applicable to common stock	$5,341	4,852	$15,171	13,805
Per share information
Earnings per common share	$1.68	1.43	$4.69	3.99
Diluted earnings per common share	1.66	1.42	4.64	3.94
Average common shares outstanding	3,182.2	3,384.8	3,231.4	3,464.1
Diluted average common shares outstanding	3,223.5	3,425.1	3,270.3	3,503.5
The accompanying notes are an integral part of these statements.

56	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net income before noncontrolling interests	$5,609	5,170	$15,935	14,702
Other comprehensive income (loss), after tax:
Net change in debt securities	1,653	3,274	3,512	2,739
Net change in derivatives and hedging activities	136	994	920	419
Other	(70)	81	97	50
Other comprehensive income, after tax	1,719	4,349	4,529	3,208
Total comprehensive income before noncontrolling interests	7,328	9,519	20,464	17,910
Less: Net income (loss) from noncontrolling interests	20	56	(42)	59
Wells Fargo comprehensive income	$7,308	9,463	$20,506	17,851
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	57

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(in millions, except shares)	Sep 30, 2025	Dec 31, 2024
Assets
Cash and due from banks	$34,801	37,080
Interest-earning deposits with banks	139,524	166,281
Federal funds sold and securities purchased under resale agreements	154,576	105,330
Debt securities:
Trading, at fair value (includes assets pledged as collateral of $119,823 and $86,142)	157,229	121,205
Available-for-sale, at fair value (amortized cost of $210,033 and $170,607, and includes assets pledged as collateral of $670 and $3,078)	206,682	162,978
Held-to-maturity, at amortized cost (fair value $180,509 and $193,779)	214,232	234,948
Loans held for sale (includes $7,431 and $4,713 carried at fair value)	11,551	6,260
Loans	943,102	912,745
Allowance for loan losses	(13,744)	(14,183)
Net loans	929,358	898,562
Mortgage servicing rights (includes $6,167 and $6,844 carried at fair value)	6,785	7,779
Premises and equipment, net	11,040	10,297
Goodwill	25,069	25,167
Derivative assets	22,025	20,012
Equity securities (includes $32,289 and $22,322 carried at fair value; and assets pledged as collateral of $17,022 and $9,774)	70,113	60,644
Other assets (includes $159 and $168 carried at fair value)	79,941	73,302
Total assets (1)	$2,062,926	1,929,845
Liabilities
Noninterest-bearing deposits	$366,814	383,616
Interest-bearing deposits (includes $23 and $318 carried at fair value)	1,000,547	988,188
Total deposits	1,367,361	1,371,804
Short-term borrowings (includes $302 and $266 carried at fair value)	230,649	108,806
Derivative liabilities	11,525	16,335
Accrued expenses and other liabilities (includes $33,780 and $28,530 carried at fair value)	92,606	78,756
Long-term debt (includes $6,621 and $3,495 carried at fair value)	177,773	173,078
Total liabilities (2)	1,879,914	1,748,779
Equity
Wells Fargo stockholders’ equity:
Preferred stock – aggregate liquidation preference of $17,376 and $19,376	16,608	18,608
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	61,016	60,817
Retained earnings	225,189	214,198
Accumulated other comprehensive loss	(7,647)	(12,176)
Treasury stock, at cost – 2,332,874,793 shares and 2,192,867,645 shares	(123,148)	(111,463)
Total Wells Fargo stockholders’ equity	181,154	179,120
Noncontrolling interests	1,858	1,946
Total equity	183,012	181,066
Total liabilities and equity	$2,062,926	1,929,845
(1)Our consolidated assets at September 30 2025, and December 31, 2024, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Loans, $10.9 billion and $11.2 billion; All other assets, $2.4 billion and $671 million; and Total assets, $13.4 billion and $11.9 billion, respectively.
(2)Our consolidated liabilities at September 30, 2025, and December 31, 2024, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Long-term debt, $3.8 billion and $2.2 billion; Accrued expenses and other liabilities, $177 million and $124 million; and Total liabilities $4.0 billion and $2.4 billion, respectively.
The accompanying notes are an integral part of these statements.

58	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Preferred stock
Balance, beginning of period	$16,608	16,608	$18,608	19,448
Preferred stock issued	—	2,000	—	2,000
Preferred stock redeemed	—	—	(2,000)	(2,840)
Balance, end of period	$16,608	18,608	$16,608	18,608

Common stock
Balance, beginning of period and end of period	$9,136	9,136	$9,136	9,136

Additional paid-in capital
Balance, beginning of period	$60,669	60,373	$60,817	60,555
Stock-based compensation	273	240	1,238	1,066
Stock issued for employee plans, net	(25)	(28)	(1,221)	(1,107)
Other	99	38	182	109
Balance, end of period	$61,016	60,623	$61,016	60,623

Retained earnings
Balance, beginning of period	$221,308	207,281	$214,198	201,136
Cumulative effect from change in accounting policy (1)	—	—	—	(158)
Balance, beginning of period, adjusted	221,308	207,281	214,198	200,978
Net income	5,589	5,114	15,977	14,643
Common stock dividends	(1,460)	(1,384)	(4,114)	(3,891)
Preferred stock dividends	(248)	(262)	(802)	(821)
Other	—	—	(70)	(160)
Balance, end of period	$225,189	210,749	$225,189	210,749

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(9,366)	(12,721)	$(12,176)	(11,580)
Other comprehensive income, after tax	1,719	4,349	4,529	3,208
Balance, end of period	$(7,647)	(8,372)	$(7,647)	(8,372)

Treasury stock
Balance, beginning of period	$(117,244)	(104,247)	$(111,463)	(92,960)
Common stock issued	157	237	920	1,054
Common stock repurchased	(6,058)	(3,467)	(12,623)	(15,591)
Other	(3)	(2)	18	18
Balance, end of period	$(123,148)	(107,479)	$(123,148)	(107,479)

Noncontrolling interests
Balance, beginning of period	$1,843	1,718	$1,946	1,708
Net income (loss)	20	56	(42)	59
Other	(5)	(28)	(46)	(21)
Balance, end of period	$1,858	1,746	$1,858	1,746
Total equity	$183,012	185,011	$183,012	185,011
(1)Effective January 1, 2024, we adopted ASU 2023-02 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.

Wells Fargo & Company	59

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income before noncontrolling interests	$15,935	14,702
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,618	3,239
Changes in fair value of MSRs and LHFS carried at fair value	350	542
Depreciation, amortization and accretion	5,590	5,574
Deferred income tax benefit	(1,637)	(1,468)
Other, net	6,413	3,814
Originations and purchases of loans held for sale	(35,191)	(26,463)
Proceeds from sales of and paydowns on loans originally classified as held for sale	27,954	20,731
Net change in:
Debt and equity securities, held for trading	(44,419)	(22,547)
Derivative assets and liabilities	(5,372)	(5,757)
Other assets	(7,500)	(1,006)
Other accrued expenses and liabilities	12,137	2,770
Net cash used by operating activities	(23,122)	(5,869)
Cash flows from investing activities:
Net change in:
Federal funds sold and securities purchased under resale agreements	(49,246)	(24,786)
Available-for-sale debt securities:
Proceeds from sales	4,358	15,207
Paydowns and maturities	15,767	26,256
Purchases	(57,895)	(72,618)
Held-to-maturity debt securities:
Paydowns and maturities	20,809	19,608
Equity securities, not held for trading:
Proceeds from sales and capital returns	3,358	3,004
Purchases	(5,932)	(4,913)
Loans:
Loans originated, net of principal collected	(35,605)	22,002
Proceeds from sales of loans originally classified as held for investment	2,549	2,472
Purchases of loans	(980)	(402)
Other, net	492	(417)
Net cash used by investing activities	(102,325)	(14,587)
Cash flows from financing activities:
Net change in:
Deposits	(4,443)	(8,527)
Short-term borrowings	121,843	22,335
Long-term debt:
Proceeds from issuance	30,111	24,874
Repayment	(31,286)	(48,776)
Preferred stock:
Proceeds from issuance	—	1,997
Redeemed	(2,000)	(2,840)
Cash dividends paid	(802)	(792)
Common stock:
Repurchased	(12,516)	(15,448)
Cash dividends paid	(4,036)	(3,808)
Other, net	(810)	(483)
Net cash provided (used) by financing activities	96,061	(31,468)
Net change in cash, cash equivalents, and restricted cash	(29,386)	(51,924)
Cash, cash equivalents, and restricted cash at beginning of period (1)	201,902	236,052
Cash, cash equivalents, and restricted cash at end of period (1)	$172,516	184,128
Supplemental cash flow disclosures:
Cash paid for interest	$29,695	33,087
Net cash paid (refunded) for income taxes	843	106
Significant non-cash activities:
Reclassification of long-term debt to accrued expenses and other liabilities	—	4,927
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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For a discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K). There were no material changes to these policies in the first nine months of 2025.

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

Accounting Standards Adopted in 2025
We did not adopt any accounting standards in the first nine months of 2025.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to September 30, 2025, and there have been no material events that would require recognition in our third quarter 2025 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Wells Fargo & Company	61

Note 2: Trading Activities
Table 2.1 presents a summary of our trading assets and liabilities measured at fair value through earnings.

Table 2.1: Trading Assets and Liabilities

(in millions)	Sep 30, 2025	Dec 31, 2024
Trading assets:
Debt securities	$157,229	121,205
Equity securities	30,846	19,270
Loans held for sale	6,392	3,587
Gross trading derivative assets	78,969	97,696
Netting (1)	(57,045)	(77,926)
Total trading derivative assets	21,924	19,770
Total trading assets	216,391	163,832
Trading liabilities:
Short sale and other liabilities	34,034	28,744
Interest-bearing deposits	23	318
Long-term debt	6,621	3,495
Gross trading derivative liabilities	76,832	96,783
Netting (1)	(65,639)	(81,345)
Total trading derivative liabilities	11,193	15,438
Total trading liabilities	$51,871	47,995
(1)Represents balance sheet netting for trading derivative asset and liability balances, and trading portfolio level valuation adjustments. See Note 11 (Derivatives) for additional information.
Table 2.2 provides the revenue associated with trading assets and liabilities measured at fair value through earnings. Accordingly, revenue for trading-related assets and liabilities that are not measured at fair value is not included in the table, such as securities purchased under resale agreements and securities sold or loaned under agreements to repurchase in our Corporate and Investment Banking (CIB) Markets business.
Net interest income also includes dividend income on trading securities and dividend expense on trading securities we have sold, but not yet purchased.
Table 2.2: Net Interest Income and Net Gains (Losses) from Trading Activities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net interest income:
Interest income (1)	$1,710	1,453	$4,811	4,065
Interest expense	343	211	948	604
Total net interest income	1,367	1,242	3,863	3,461
Net gains (losses) from trading activities, by risk type (2):
Interest rate	468	862	2,037	1,647
Commodity	265	110	577	321
Equity	332	254	801	993
Foreign exchange	214	(137)	171	763
Credit	187	349	523	610
Total net gains from trading activities	1,466	1,438	4,109	4,334
Total trading-related net interest and noninterest income	$2,833	2,680	$7,972	7,795
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
Table 3.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
September 30, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$48,384	59	(294)	(235)	48,149
Securities of U.S. states and political subdivisions (2)	10,931	30	(398)	(368)	10,563
Federal agency mortgage-backed securities	143,517	1,130	(3,804)	(2,674)	140,843
Non-agency mortgage-backed securities (3)	1,949	3	(18)	(15)	1,934
Collateralized loan obligations	4,829	13	—	13	4,842
Other debt securities	294	59	(2)	57	351
Total available-for-sale debt securities, excluding portfolio level basis adjustments	209,904	1,294	(4,516)	(3,222)	206,682
Portfolio level basis adjustments (4)	129			(129)	—
Total available-for-sale debt securities	210,033	1,294	(4,516)	(3,351)	206,682
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,797	—	(1,721)	(1,721)	2,076
Securities of U.S. states and political subdivisions	17,750	1	(3,463)	(3,462)	14,288
Federal agency mortgage-backed securities	182,539	63	(28,650)	(28,587)	153,952
Non-agency mortgage-backed securities (3)	1,440	71	(44)	27	1,467
Collateralized loan obligations	6,983	26	—	26	7,009
Other debt securities	1,723	6	(12)	(6)	1,717
Total held-to-maturity debt securities	214,232	167	(33,890)	(33,723)	180,509
Total	$424,265	1,461	(38,406)	(37,074)	387,191
December 31, 2024
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$23,791	1	(507)	(506)	23,285
Securities of U.S. states and political subdivisions (2)	12,542	11	(518)	(507)	12,035
Federal agency mortgage-backed securities	129,703	84	(6,758)	(6,674)	123,029
Non-agency mortgage-backed securities (3)	1,844	3	(41)	(38)	1,806
Collateralized loan obligations	2,196	6	—	6	2,202
Other debt securities	574	50	(3)	47	621
Total available-for-sale debt securities, excluding portfolio level basis adjustments	170,650	155	(7,827)	(7,672)	162,978
Portfolio level basis adjustments (4)	(43)			43	—
Total available-for-sale debt securities	170,607	155	(7,827)	(7,629)	162,978
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,794	—	(1,779)	(1,779)	2,015
Securities of U.S. states and political subdivisions	18,200	—	(3,342)	(3,342)	14,858
Federal agency mortgage-backed securities	193,982	—	(36,029)	(36,029)	157,953
Non-agency mortgage-backed securities (3)	1,364	50	(81)	(31)	1,333
Collateralized loan obligations	15,888	56	—	56	15,944
Other debt securities	1,720	—	(44)	(44)	1,676
Total held-to-maturity debt securities	234,948	106	(41,275)	(41,169)	193,779
Total	$405,555	261	(49,102)	(48,798)	356,757
(1)Represents amortized cost of the securities, net of the ACL of $23 million and $34 million related to AFS debt securities at September 30, 2025, and December 31, 2024, respectively, and $94 million and $95 million related to HTM debt securities at September 30, 2025, and December 31, 2024, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $2.6 billion at September 30, 2025, and $2.8 billion at December 31, 2024.
(3)Predominantly consists of commercial mortgage-backed securities at both September 30, 2025, and December 31, 2024.
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

Table 3.2: Held-to-Maturity Debt Securities Purchases

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Purchases of held-to-maturity debt securities (1):
Non-agency mortgage-backed securities	$33	21	$139	69
Total purchases of held-to-maturity debt securities	$33	21	$139	69
(1)Inclusive of non-cash purchases from securitization of loans held for sale (LHFS).
Table 3.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs included in earnings related to AFS and HTM debt securities (pre-tax).

Table 3.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Interest income (1):
Available-for-sale	$2,319	1,718	$6,407	4,633
Held-to-maturity	1,259	1,583	3,947	5,016
Total interest income	3,578	3,301	10,354	9,649
Provision for credit losses:
Available-for-sale	4	13	(1)	29
Held-to-maturity	(10)	(7)	—	(4)
Total provision for credit losses	(6)	6	(1)	25
Realized gains and losses (2):
Gross realized gains	4	8	19	31
Gross realized losses	(4)	(206)	(133)	(254)
Impairment write-downs	—	(249)	(33)	(249)
Net realized losses	$—	(447)	$(147)	(472)
(1)Excludes interest income from trading debt securities, which is disclosed in Note 2 (Trading Activities).
(2)Realized gains and losses relate to AFS debt securities. There were no realized gains or losses from HTM debt securities in all periods presented.

64	Wells Fargo & Company

Credit Quality
We monitor credit quality of debt securities by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the ACL for debt securities. The credit quality indicators that we most closely monitor include credit ratings and delinquency status and are based on information as of our financial statement date.

CREDIT RATINGS. Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade, that is those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at September 30, 2025, and December 31, 2024.

Table 3.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.
Table 3.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
September 30, 2025
Total portfolio (1)	$206,682	99%	$214,326	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$188,992	100%	$186,336	100%
Securities of U.S. states and political subdivisions	10,563	99	17,762	100
Collateralized loan obligations (3)	4,842	100	6,991	100
All other debt securities (4)	2,285	88	3,237	58
December 31, 2024
Total portfolio (1)	$162,978	99%	$235,043	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$146,314	100%	$197,777	100%
Securities of U.S. states and political subdivisions	12,035	99	18,210	100
Collateralized loan obligations (3)	2,202	100	15,904	100
All other debt securities (4)	2,427	89	3,152	61
(1)99% were rated AA- and above at both September 30, 2025, and December 31, 2024.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both September 30, 2025, and December 31, 2024.
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

Debt securities that are past due and still accruing or in nonaccrual status were insignificant at both September 30, 2025, and December 31, 2024. Net charge-offs on debt securities were insignificant in the third quarter and first nine months of both 2025 and 2024.

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
Table 3.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value
September 30, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(7)	6,773	(287)	8,000	(294)	14,773
Securities of U.S. states and political subdivisions	(10)	357	(388)	5,849	(398)	6,206
Federal agency mortgage-backed securities	(1,063)	9,492	(2,741)	52,396	(3,804)	61,888
Non-agency mortgage-backed securities	—	—	(18)	872	(18)	872
Other debt securities	—	—	(2)	71	(2)	71
Total available-for-sale debt securities	$(1,080)	16,622	(3,436)	67,188	(4,516)	83,810
December 31, 2024
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(77)	14,000	(430)	7,778	(507)	21,778
Securities of U.S. states and political subdivisions	(11)	748	(507)	7,215	(518)	7,963
Federal agency mortgage-backed securities	(1,465)	71,424	(5,293)	40,722	(6,758)	112,146
Non-agency mortgage-backed securities	(1)	22	(40)	1,307	(41)	1,329
Other debt securities	—	—	(3)	114	(3)	114
Total available-for-sale debt securities	$(1,554)	86,194	(6,273)	57,136	(7,827)	143,330
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

66	Wells Fargo & Company

Contractual Maturities
Table 3.6 and Table 3.7 show the remaining contractual maturities of AFS and HTM debt securities, respectively.
Table 3.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$48,384	1,161	8,887	36,976	1,360
Fair value	48,149	1,161	8,687	37,006	1,295
Weighted average yield	3.78%	3.96	2.44	4.18	1.44
Securities of U.S. states and political subdivisions
Amortized cost, net	$10,931	781	3,267	2,715	4,168
Fair value	10,563	780	3,199	2,597	3,987
Weighted average yield	3.36%	3.27	2.92	3.44	3.68
Federal agency mortgage-backed securities
Amortized cost, net	$143,517	3	153	2,024	141,337
Fair value	140,843	3	153	2,017	138,670
Weighted average yield	4.60%	2.06	4.08	4.42	4.60
Non-agency mortgage-backed securities
Amortized cost, net	$1,949	—	—	61	1,888
Fair value	1,934	—	—	61	1,873
Weighted average yield	4.39%	—	—	4.63	4.38
Collateralized loan obligations
Amortized cost, net	$4,829	—	24	376	4,429
Fair value	4,842	—	24	377	4,441
Weighted average yield	5.65%	—	6.30	5.88	5.63
Other debt securities
Amortized cost, net	$294	82	140	64	8
Fair value	351	86	151	101	13
Weighted average yield	5.81%	4.68	8.23	2.43	1.60
Total available-for-sale debt securities
Amortized cost, net (1)	$209,904	2,027	12,471	42,216	153,190
Fair value	206,682	2,030	12,214	42,159	150,279
Weighted average yield (2)	4.37%	3.72	2.66	4.16	4.58
(1)Amortized cost, net excludes portfolio level basis adjustments of $129 million.
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

Wells Fargo & Company	67

Note 3:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 3.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2025
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$3,797	—	—	—	3,797
Fair value	2,076	—	—	—	2,076
Weighted average yield	1.60%	—	—	—	1.60
Securities of U.S. states and political subdivisions
Amortized cost, net	$17,750	112	420	471	16,747
Fair value	14,288	111	412	459	13,306
Weighted average yield	2.45%	1.68	2.16	2.65	2.45
Federal agency mortgage-backed securities
Amortized cost, net	$182,539	—	—	—	182,539
Fair value	153,952	—	—	—	153,952
Weighted average yield	2.35%	—	—	—	2.35
Non-agency mortgage-backed securities
Amortized cost, net	$1,440	—	25	22	1,393
Fair value	1,467	—	31	24	1,412
Weighted average yield	3.73%	—	4.63	2.71	3.73
Collateralized loan obligations
Amortized cost, net	$6,983	—	206	6,777	—
Fair value	7,009	—	208	6,801	—
Weighted average yield	6.01%	—	6.42	5.99	—
Other debt securities
Amortized cost, net	$1,723	—	1,723	—	—
Fair value	1,717	—	1,717	—	—
Weighted average yield	5.27%	—	5.27	—	—
Total held-to-maturity debt securities
Amortized cost, net	$214,232	112	2,374	7,270	204,476
Fair value	180,509	111	2,368	7,284	170,746
Weighted average yield (1)	2.50%	1.68	4.81	5.77	2.35
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

68	Wells Fargo & Company

Note 4: Equity Securities
Table 4.1 provides a summary of our equity securities by business purpose and accounting method.
Table 4.1: Equity Securities

(in millions)	Sep 30, 2025	Dec 31, 2024
Equity securities held for trading at fair value (1)	$30,846	19,270
Not held for trading:
Equity securities at fair value (2)	1,443	3,052
Tax credit investments (3)	20,760	21,933
Private equity (4)	12,785	12,607
Federal Reserve Bank stock and other at cost (5)	4,279	3,782
Total equity securities not held for trading	39,267	41,374
Total equity securities	$70,113	60,644
(1)Represents securities held as part of our customer accommodation trading activities. For additional information on these activities, see Note 2 (Trading Activities).
(2)Includes securities subject to contractual lock-up periods restricting their sale. These securities had fair values of $230 million at September 30, 2025, the majority of which have sale restrictions that will expire in second quarter 2027, and $590 million at December 31, 2024, the majority of which had sale restrictions that expired in second quarter 2025.
(3)Includes affordable housing investments of $11.5 billion and $12.3 billion at September 30, 2025, and December 31, 2024, respectively, and renewable energy investments of $9.0 billion and $9.4 billion at September 30, 2025, and December 31, 2024, respectively. Tax credit investments are accounted for using either the proportional amortization method or the equity method. See Note 13 (Securitizations and Variable Interest Entities) for information about tax credit investments.
(4)Includes equity securities accounted for under the measurement alternative of $9.6 billion and $9.3 billion at September 30, 2025, and December 31, 2024, respectively, which were predominantly securities associated with our venture capital investments. The remaining securities are accounted for using the equity method.
(5)Includes $3.5 billion of investments in Federal Reserve Bank stock at both September 30, 2025, and December 31, 2024, and $717 million and $224 million of investments in Federal Home Loan Bank stock at September 30, 2025, and December 31, 2024, respectively.
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
Table 4.2: Net Gains (Losses) from Equity Securities Not Held for Trading

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net gains from equity securities carried at fair value	$103	10	$63	70
Net gains (losses) from equity securities not carried at fair value (1):
Impairment write-downs	(108)	(178)	(426)	(568)
Net unrealized gains (losses) (2)	65	(39)	99	290
Net realized gains	89	464	189	563
Total net gains (losses) from equity securities not carried at fair value	46	247	(138)	285
Total net gains (losses) from equity securities not held for trading	$149	257	$(75)	355
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
Table 4.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$103	12	$210	350
Gross unrealized losses from observable price changes	(3)	—	(47)	(9)
Impairment write-downs	(102)	(104)	(347)	(424)
Net realized gains from sale	42	31	80	96
Total net gains (losses) recognized during the period	$40	$(61)	$(104)	13
Table 4.4 presents cumulative carrying value adjustments to nonmarketable equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 4.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Sep 30, 2025	Dec 31, 2024
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$7,568	7,457
Gross unrealized losses from observable price changes	(100)	(53)
Impairment write-downs	(3,895)	(3,747)

70	Wells Fargo & Company

Note 5: Loans and Related Allowance for Credit Losses
Table 5.1 presents total loans outstanding by portfolio segment and class of financing receivable. Loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. These amounts were less than 1% of our total loans outstanding at both September 30, 2025, and December 31, 2024.

Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 7 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During the first nine months of 2025, we reversed accrued interest receivable of $42 million for our commercial portfolio segment and $284 million for our consumer portfolio segment, compared with $33 million and $300 million, respectively, for the same period a year ago.
Table 5.1: Loans Outstanding

(in millions)	Sep 30, 2025	Dec 31, 2024
Commercial and industrial	$417,904	381,241
Commercial real estate	130,250	136,505
Lease financing (1)	15,311	16,413
Total commercial	563,465	534,159
Residential mortgage	243,910	250,269
Credit card	56,996	56,542
Auto	46,041	42,367
Other consumer (2)	32,690	29,408
Total consumer	379,637	378,586
Total loans	$943,102	912,745
(1)In May 2025, the Company announced it entered into an agreement to sell the assets of its rail car leasing business. The related lease financing balances were transferred to loans held for sale.
(2)Includes $25.1 billion and $21.4 billion at September 30, 2025, and December 31, 2024, respectively, of securities-based loans originated by the Wealth and Investment Management (WIM) operating segment.
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 5.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 5.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Sep 30, 2025	Dec 31, 2024
Commercial and industrial	$70,324	62,038
Commercial real estate	4,933	5,123
Lease financing	500	598
Total non-U.S. commercial loans	$75,757	67,759
Loan Purchases, Sales, and Transfers
Table 5.3 presents the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to mortgages/loans held for sale. The table excludes loans for which we have elected the fair value option and government insured/guaranteed loans because their loan activity normally does not impact the ACL.
Table 5.3: Loan Purchases, Sales, and Transfers

	2025			2024
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Purchases	$389	3	392	101	1	102
Sales and net transfers (to)/from LHFS	(626)	(13)	(639)	(644)	2	(642)
Nine months ended September 30,
Purchases	$975	5	980	399	3	402
Sales and net transfers (to)/from LHFS	(3,340)	(1)	(3,341)	(1,542)	(66)	(1,608)

Wells Fargo & Company	71

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

We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At September 30, 2025, and December 31, 2024, we had $881 million and $968 million, respectively, of outstanding issued commercial letters of credit. See Note 14 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
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
Table 5.4: Unfunded Credit Commitments

(in millions)	Sep 30, 2025	Dec 31, 2024
Commercial and industrial	$417,730	401,947
Commercial real estate	15,104	12,505
Total commercial	432,834	414,452
Residential mortgage (1)	20,286	23,872
Credit card	174,007	163,256
Other consumer	7,605	7,985
Total consumer	201,898	195,113
Total unfunded credit commitments	$634,732	609,565
(1)Includes lines of credit totaling $17.1 billion and $22.5 billion as of September 30, 2025, and December 31, 2024, respectively.

72	Wells Fargo & Company

Allowance for Credit Losses
Table 5.5 presents the ACL for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. Total net loan charge-offs decreased $613 million from September 30, 2024, due to lower losses in our commercial real estate portfolio driven by the office property type and lower losses in our auto and other consumer portfolios. The ACL for loans decreased $325 million from December 31, 2024, reflecting improved credit performance for commercial real estate loans, partially offset by a higher allowance for commercial and industrial loans due to portfolio growth.
Table 5.5: Allowance for Credit Losses for Loans

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Balance, beginning of period	$14,568	14,789	$14,636	15,088
Provision for credit losses	687	1,059	2,619	3,214
Loan charge-offs:
Commercial and industrial	(155)	(161)	(516)	(562)
Commercial real estate	(124)	(188)	(326)	(659)
Lease financing	(15)	(14)	(37)	(38)
Total commercial	(294)	(363)	(879)	(1,259)
Residential mortgage	(11)	(14)	(54)	(50)
Credit card	(710)	(700)	(2,229)	(2,109)
Auto	(110)	(158)	(340)	(505)
Other consumer	(113)	(144)	(348)	(431)
Total consumer	(944)	(1,016)	(2,971)	(3,095)
Total loan charge-offs	(1,238)	(1,379)	(3,850)	(4,354)
Loan recoveries:
Commercial and industrial	24	32	98	97
Commercial real estate	17	4	63	17
Lease financing	3	4	10	13
Total commercial	44	40	171	127
Residential mortgage	33	37	94	105
Credit card	139	99	386	282
Auto	60	75	196	231
Other consumer	20	17	55	48
Total consumer	252	228	731	666
Total loan recoveries	296	268	902	793
Net loan charge-offs	(942)	(1,111)	(2,948)	(3,561)
Other	(2)	2	4	(2)
Balance, end of period	$14,311	14,739	$14,311	14,739
Components:
Allowance for loan losses	$13,744	14,330	$13,744	14,330
Allowance for unfunded credit commitments	567	409	567	409
Allowance for credit losses	$14,311	14,739	$14,311	14,739
Net loan charge-offs (annualized) as a percentage of average total loans	0.40%	0.49	0.43%	0.52
Allowance for loan losses as a percentage of total loans	1.46	1.58	1.46	1.58
Allowance for credit losses for loans as a percentage of total loans	1.52	1.62	1.52	1.62

Wells Fargo & Company	73

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.
Table 5.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2025			2024
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$7,835	6,733	14,568	8,236	6,553	14,789
Provision for credit losses	(32)	719	687	178	881	1,059
Loan charge-offs	(294)	(944)	(1,238)	(363)	(1,016)	(1,379)
Loan recoveries	44	252	296	40	228	268
Net loan charge-offs	(250)	(692)	(942)	(323)	(788)	(1,111)
Other	(1)	(1)	(2)	1	1	2
Balance, end of period	$7,552	6,759	14,311	8,092	6,647	14,739
Nine months ended September 30,
Balance, beginning of period	$7,946	6,690	14,636	8,412	6,676	15,088
Provision for credit losses	310	2,309	2,619	815	2,399	3,214
Loan charge-offs	(879)	(2,971)	(3,850)	(1,259)	(3,095)	(4,354)
Loan recoveries	171	731	902	127	666	793
Net loan charge-offs	(708)	(2,240)	(2,948)	(1,132)	(2,429)	(3,561)
Other	4	—	4	(3)	1	(2)
Balance, end of period	$7,552	6,759	14,311	8,092	6,647	14,739

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
Table 5.7 provides the outstanding balances of our commercial loan portfolio by risk category and credit quality information by origination year for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty. At September 30, 2025, we had $531.8 billion and $31.7 billion of pass and criticized commercial loans, respectively. Gross charge-offs by loan class are included in the following table for the nine months ended September 30, 2025, and year ended December 31, 2024.

74	Wells Fargo & Company

Table 5.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2025	2024	2023	2022	2021	Prior
September 30, 2025
Commercial and industrial
Pass	$58,923	29,157	15,337	15,742	8,410	13,517	262,246	26	403,358
Criticized	1,263	629	917	954	361	539	9,883	—	14,546
Total commercial and industrial	60,186	29,786	16,254	16,696	8,771	14,056	272,129	26	417,904
Gross charge-offs (1)	29	47	31	21	4	6	378	—	516
Commercial real estate
Pass	27,011	13,388	9,385	18,581	15,369	24,042	6,543	55	114,374
Criticized	2,828	2,065	1,016	3,678	3,516	2,689	84	—	15,876
Total commercial real estate	29,839	15,453	10,401	22,259	18,885	26,731	6,627	55	130,250
Gross charge-offs	72	30	36	59	27	100	2	—	326
Lease financing
Pass	3,359	3,537	3,562	1,735	920	938	—	—	14,051
Criticized	294	378	318	157	62	51	—	—	1,260
Total lease financing	3,653	3,915	3,880	1,892	982	989	—	—	15,311
Gross charge-offs	1	8	13	8	4	3	—	—	37
Total commercial loans	$93,678	49,154	30,535	40,847	28,638	41,776	278,756	81	563,465
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2024	2023	2022	2021	2020	Prior
December 31, 2024
Commercial and industrial
Pass	$46,670	23,891	23,142	13,883	4,963	10,892	241,365	1,247	366,053
Criticized	909	899	1,644	803	139	774	9,990	30	15,188
Total commercial and industrial	47,579	24,790	24,786	14,686	5,102	11,666	251,355	1,277	381,241
Gross charge-offs (1)	79	107	26	39	8	7	463	—	729
Commercial real estate
Pass	22,021	11,432	25,314	21,096	8,193	23,121	5,872	179	117,228
Criticized	3,396	1,847	5,427	4,240	1,478	2,616	273	—	19,277
Total commercial real estate	25,417	13,279	30,741	25,336	9,671	25,737	6,145	179	136,505
Gross charge-offs	81	78	124	158	145	359	—	—	945
Lease financing
Pass	4,516	4,628	2,681	1,457	573	1,290	—	—	15,145
Criticized	391	382	250	103	66	76	—	—	1,268
Total lease financing	4,907	5,010	2,931	1,560	639	1,366	—	—	16,413
Gross charge-offs	3	17	14	10	5	3	—	—	52
Total commercial loans	$77,903	43,079	58,458	41,582	15,412	38,769	257,500	1,456	534,159
(1) Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	75

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.8 provides days past due (DPD) information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.
Table 5.8: Commercial Loan Categories by Delinquency Status

	Still accruing			Nonaccrual loans	Total commercial loans
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD
September 30, 2025
Commercial and industrial	$416,158	558	138	1,050	417,904
Commercial real estate	126,150	522	244	3,334	130,250
Lease financing	15,051	185	—	75	15,311
Total commercial loans	$557,359	1,265	382	4,459	563,465
December 31, 2024
Commercial and industrial	$379,147	794	537	763	381,241
Commercial real estate	131,794	472	468	3,771	136,505
Lease financing	16,156	173	—	84	16,413
Total commercial loans	$527,097	1,439	1,005	4,618	534,159
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
Gross charge-offs by loan class are included in the following tables for the nine months ended September 30, 2025, and year ended December 31, 2024.

Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty.

Table 5.9 provides the outstanding balances of our residential mortgage loans by our primary credit quality indicators.

76	Wells Fargo & Company

Table 5.9: Credit Quality Indicators for Residential Mortgage Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2025	2024	2023	2022	2021	Prior			Total
September 30, 2025
By delinquency status:
Current-29 DPD	$11,707	8,974	10,599	41,327	56,410	96,254	4,352	6,324	235,947
30-89 DPD	3	5	11	91	84	630	16	128	968
90+ DPD	—	4	6	75	59	408	8	142	702
Government insured/guaranteed loans (1)	3	1	12	11	33	6,233	—	—	6,293
Total	$11,713	8,984	10,628	41,504	56,586	103,525	4,376	6,594	243,910
By updated FICO:
740+	$11,108	8,457	10,022	38,296	53,216	85,730	3,461	3,991	214,281
700-739	454	343	342	1,858	2,061	5,319	459	862	11,698
660-699	96	97	146	774	731	2,270	211	537	4,862
620-659	25	14	33	199	207	957	71	260	1,766
<620	5	7	12	182	141	1,267	94	444	2,152
No FICO available	22	65	61	184	197	1,749	80	500	2,858
Government insured/guaranteed loans (1)	3	1	12	11	33	6,233	—	—	6,293
Total	$11,713	8,984	10,628	41,504	56,586	103,525	4,376	6,594	243,910
By updated LTV:
0-80%	$11,427	8,591	10,336	39,498	56,138	96,817	4,332	6,512	233,651
80.01-100%	270	337	240	1,877	352	274	28	51	3,429
>100% (2)	2	20	18	79	29	40	7	11	206
No LTV available	11	35	22	39	34	161	9	20	331
Government insured/guaranteed loans (1)	3	1	12	11	33	6,233	—	—	6,293
Total	$11,713	8,984	10,628	41,504	56,586	103,525	4,376	6,594	243,910
Gross charge-offs	$—	1	1	4	7	25	1	15	54
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2024	2023	2022	2021	2020	Prior
December 31, 2024
By delinquency status:
Current-29 DPD	$10,780	11,611	43,482	59,206	32,964	71,302	5,910	6,319	241,574
30-89 DPD	19	15	69	55	22	636	27	142	985
90+ DPD	—	8	43	23	10	338	19	172	613
Government insured/guaranteed loans (1)	2	10	17	41	94	6,933	—	—	7,097
Total	$10,801	11,644	43,611	59,325	33,090	79,209	5,956	6,633	250,269
By updated FICO:
740+	$10,231	10,931	40,431	55,880	31,150	61,856	4,671	3,917	219,067
700-739	411	448	1,978	2,208	1,165	4,601	635	882	12,328
660-699	93	151	756	775	411	2,196	314	533	5,229
620-659	27	52	196	172	101	944	103	287	1,882
<620	2	15	139	130	56	1,209	133	449	2,133
No FICO available	35	37	94	119	113	1,470	100	565	2,533
Government insured/guaranteed loans (1)	2	10	17	41	94	6,933	—	—	7,097
Total	$10,801	11,644	43,611	59,325	33,090	79,209	5,956	6,633	250,269
By updated LTV:
0-80%	$10,360	11,089	40,341	58,434	32,727	71,821	5,874	6,521	237,167
80.01-100%	398	482	3,088	758	193	259	61	72	5,311
>100% (2)	9	38	121	53	20	49	10	17	317
No LTV available	32	25	44	39	56	147	11	23	377
Government insured/guaranteed loans (1)	2	10	17	41	94	6,933	—	—	7,097
Total	$10,801	11,644	43,611	59,325	33,090	79,209	5,956	6,633	250,269
Gross charge-offs	$—	—	—	1	2	27	2	32	64
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the Federal Housing Administration (FHA) or the Department of Veterans Affairs (VA). Loans insured/guaranteed by U.S. government agencies and 90+ DPD totaled $2.3 billion and $2.8 billion at September 30, 2025, and December 31, 2024, respectively.
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

Table 5.10: Credit Quality Indicators for Credit Card Loans

	September 30, 2025			December 31, 2024
	Revolving loans	Revolving loans converted to term loans		Revolving loans	Revolving loans converted to term loans
(in millions)			Total			Total
By delinquency status:
Current-29 DPD	$54,879	610	55,489	54,389	535	54,924
30-89 DPD	679	64	743	699	67	766
90+ DPD	732	32	764	815	37	852
Total	$56,290	706	56,996	55,903	639	56,542
By updated FICO:
740+	$22,437	36	22,473	21,784	28	21,812
700-739	12,262	90	12,352	12,359	74	12,433
660-699	10,855	152	11,007	11,093	132	11,225
620-659	5,191	134	5,325	5,356	117	5,473
<620	5,391	292	5,683	5,161	286	5,447
No FICO available	154	2	156	150	2	152
Total	$56,290	706	56,996	55,903	639	56,542
Gross charge-offs	$2,078	151	2,229	2,669	173	2,842

78	Wells Fargo & Company

Table 5.11 provides the outstanding balances of our Auto loan portfolio by primary credit quality indicators.
Table 5.11: Credit Quality Indicators for Auto Loans by Vintage

	Term loans by origination year
(in millions)	2025	2024	2023	2022	2021	Prior	Total
September 30, 2025
By delinquency status:
Current-29 DPD	$18,170	10,041	6,350	5,542	4,183	1,004	45,290
30-89 DPD	55	52	61	195	248	87	698
90+ DPD	3	4	5	16	18	7	53
Total	$18,228	10,097	6,416	5,753	4,449	1,098	46,041
By updated FICO:
740+	$10,621	6,275	4,241	2,842	1,794	352	26,125
700-739	3,069	1,628	870	745	564	138	7,014
660-699	2,291	1,155	583	638	509	134	5,310
620-659	1,214	519	282	430	388	107	2,940
<620	1,025	500	435	1,076	1,165	354	4,555
No FICO available	8	20	5	22	29	13	97
Total	$18,228	10,097	6,416	5,753	4,449	1,098	46,041
Gross charge-offs	$8	30	35	127	118	22	340
	Term loans by origination year
(in millions)	2024	2023	2022	2021	2020	Prior	Total
December 31, 2024
By delinquency status:
Current-29 DPD	$13,846	9,175	8,415	7,205	2,042	684	41,367
30-89 DPD	32	63	270	380	122	60	927
90+ DPD	2	5	25	31	7	3	73
Total	$13,880	9,243	8,710	7,616	2,171	747	42,367
By updated FICO:
740+	$8,758	6,197	4,358	3,199	841	249	23,602
700-739	2,483	1,307	1,188	1,020	307	101	6,406
660-699	1,689	864	1,028	930	280	95	4,886
620-659	623	401	667	661	198	72	2,622
<620	319	455	1,450	1,775	529	223	4,751
No FICO available	8	19	19	31	16	7	100
Total	$13,880	9,243	8,710	7,616	2,171	747	42,367
Gross charge-offs	$10	48	246	270	55	23	652

Wells Fargo & Company	79

Note 5: Loans and Related Allowance for Credit Losses (continued)
Table 5.12 provides the outstanding balances of our Other consumer loans portfolio by primary credit quality indicators.
Table 5.12: Credit Quality Indicators for Other Consumer Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2025	2024	2023	2022	2021	Prior			Total
September 30, 2025
By delinquency status:
Current-29 DPD	$1,748	1,137	1,100	668	165	72	27,593	111	32,594
30-89 DPD	6	8	16	11	2	2	12	4	61
90+ DPD	1	3	7	4	1	—	12	7	35
Total	$1,755	1,148	1,123	683	168	74	27,617	122	32,690
By updated FICO:
740+	$1,251	753	482	251	65	29	806	36	3,673
700-739	277	199	220	116	28	10	389	19	1,258
660-699	115	107	191	117	33	7	298	14	882
620-659	25	32	80	54	12	4	115	9	331
<620	14	32	100	77	16	6	132	15	392
No FICO available (1)	73	25	50	68	14	18	25,877	29	26,154
Total	$1,755	1,148	1,123	683	168	74	27,617	122	32,690
Gross charge-offs (2)	$99	56	79	51	10	3	44	6	348
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2024	2023	2022	2021	2020	Prior
December 31, 2024
By delinquency status:
Current-29 DPD	$1,860	1,835	1,160	286	80	59	23,903	112	29,295
30-89 DPD	5	23	17	3	1	2	14	6	71
90+ DPD	2	9	7	2	—	1	13	8	42
Total	$1,867	1,867	1,184	291	81	62	23,930	126	29,408
By updated FICO:
740+	$1,360	868	452	119	48	26	961	41	3,875
700-739	280	368	207	50	14	10	433	17	1,379
660-699	110	304	201	44	6	8	335	17	1,025
620-659	24	114	93	29	3	5	127	11	406
<620	14	120	112	29	4	7	138	16	440
No FICO available (1)	79	93	119	20	6	6	21,936	24	22,283
Total	$1,867	1,867	1,184	291	81	62	23,930	126	29,408
Gross charge-offs (2)	$150	165	127	31	5	6	66	10	560
(1)Substantially all loans are revolving securities-based loans originated by the WIM operating segment and therefore do not require a FICO score.
(2)Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

80	Wells Fargo & Company

NONACCRUAL LOANS. Table 5.13 provides loans on nonaccrual status. Nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off.
Table 5.13: Nonaccrual Loans

	Outstanding balance				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Nine months ended September 30,
(in millions)	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	2025	2024
Commercial and industrial	$1,050	763	57	2	15	14
Commercial real estate	3,334	3,771	187	41	49	14
Lease financing	75	84	17	17	—	—
Total commercial	4,459	4,618	261	60	64	28
Residential mortgage	3,057	2,991	1,999	1,887	128	136
Auto	71	89	—	—	8	11
Other consumer	27	32	—	—	3	3
Total consumer	3,155	3,112	1,999	1,887	139	150
Total nonaccrual loans	$7,614	7,730	2,260	1,947	203	178
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given the related collateral value.
LOANS IN PROCESS OF FORECLOSURE. Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $651 million and $705 million at September 30, 2025, and December 31, 2024, respectively, which included $495 million and $540 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING.  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

Table 5.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 5.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2025	Dec 31, 2024
Total:	$3,526	4,802
Less: government insured/guaranteed loans (1)	2,266	2,801
Total, not government insured/guaranteed	$1,260	2,001
By segment and class, not government insured/guaranteed:
Commercial and industrial	$138	537
Commercial real estate	244	468
Total commercial	382	1,005
Residential mortgage	39	39
Credit card	764	852
Auto	47	71
Other consumer	28	34
Total consumer	878	996
Total, not government insured/guaranteed	$1,260	2,001
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the FHA or the VA.

Wells Fargo & Company	81

Note 5: Loans and Related Allowance for Credit Losses (continued)
LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY.  We may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty.

The following disclosures provide information on loan modifications in the form of principal forgiveness, interest rate reductions, other-than-insignificant (e.g., greater than three months) payment delays, term extensions or a combination of these modifications, as well as the financial effects of these modifications, and loan performance in the twelve months following the modification. Loans that both modify and are paid off or charged-off during the period are not included in the disclosures below. These disclosures do not include loans discharged by a bankruptcy court as the only concession, which were insignificant in the third quarter and first nine months of both 2025 and 2024.

For additional information on our loan modifications to borrowers experiencing financial difficulty, see Note 5 (Loans and Related Allowance for Credit Losses) in our 2024 Form 10-K.

Table 5.15 presents the outstanding balance of commercial loans modified during the periods presented and the related financial effects of these modifications. At the time of modification, we may require that the borrower provide additional economic support, such as partial repayment, additional collateral, or guarantees.
Table 5.15: Commercial Loan Modifications and Financial Effects

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Commercial and industrial modifications:
Term extension	$378	347	$647	653
All other modifications and combinations	30	59	154	148
Total commercial and industrial modifications	$408	406	$801	801
Total commercial and industrial modifications as a % of loan class	0.10%	0.11	0.19%	0.21
Financial effects:
Weighted average term extension (months)	10	32	14	21

Commercial real estate modifications:
Term extension	$711	1,231	$1,595	1,637
All other modifications and combinations	463	135	500	179
Total commercial real estate modifications	$1,174	1,366	$2,095	1,816
Total commercial real estate modifications as a % of loan class	0.90%	0.97	1.61%	1.28
Financial effects:
Weighted average term extension (months)	21	19	21	24

Commercial loans that received a modification in the past 12 months as of September 30, 2025 and 2024, and subsequently defaulted in the third quarter and first nine months of both 2025 and 2024, were insignificant.

Table 5.16 provides past due information on commercial loans that received a modification in the past 12 months as of
September 30, 2025 and 2024, and the amount of related gross charge-offs during the third quarter and first nine months of both 2025 and 2024. For loan modifications that include a payment deferral, payment performance is not included in the table below until the loan exits the deferral period and payments resume.
Table 5.16: Payment Performance of Commercial Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended	Nine months ended
September 30, 2025
Commercial and industrial	$807	8	29	844	32	133
Commercial real estate	2,556	24	190	2,770	72	72
Total commercial	$3,363	32	219	3,614	104	205
September 30, 2024
Commercial and industrial	$789	29	10	828	11	106
Commercial real estate	1,885	27	127	2,039	—	—
Total commercial	$2,674	56	137	2,867	11	106

82	Wells Fargo & Company

Table 5.17 presents the outstanding balance of consumer loans modified during the periods presented and the related financial effects of these modifications. Modified loans within the Auto and Other consumer loan classes were insignificant in the third quarter and first nine months of both 2025 and 2024, and accordingly, are excluded from the following tables and disclosures.
Loans in a trial payment period are not included in the following loan modification disclosures until the borrower has successfully completed the trial period and the loan modification is formally executed. Residential mortgage loans in a trial payment period totaled $104 million and $113 million at September 30, 2025 and 2024, respectively.
Table 5.17: Consumer Loan Modifications and Financial Effects

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Residential mortgage modifications (1):
Payment delay	$253	97	$537	290
Term extension	13	11	35	30
Term extension and payment delay	37	22	85	74
Interest rate reduction, term extension, and payment delay	16	12	41	36
All other modifications and combinations	8	9	19	30
Total residential mortgage modifications	$327	151	$717	460
Total residential mortgage modifications as a % of loan class	0.13%	0.06	0.29%	0.18
Financial effects:
Weighted average interest rate reduction	1.27%	1.77	1.55%	1.80
Weighted average payments deferred (months) (2)	4	6	5	6
Weighted average term extension (years)	10.8	10.7	11.0	10.8

Credit card modifications:
Interest rate reduction	$290	289	$742	576
Total credit card modifications	$290	289	$742	576
Total credit card modifications as a % of loan class	0.51%	0.53	1.30%	1.05
Financial effects:
Weighted average interest rate reduction	21.41%	22.25	21.45%	22.14
(1)Payment delay modifications include loan modifications that defer a set amount of principal to the end of the loan term. The outstanding balance of loans with principal deferred to the end of the loan term was $111 million and $87 million in third quarter 2025 and 2024, respectively, and $290 million and $284 million for the first nine months of 2025 and 2024, respectively.
(2)Excludes the financial effects of loans with a set amount of principal deferred to the end of the loan term. The weighted average period of principal deferred was 26.0 years and 24.8 years in third quarter 2025 and 2024, respectively, and 24.9 years for the first nine months of both 2025 and 2024.
Consumer loans that received a modification within the past 12 months as of September 30, 2025, and subsequently defaulted in the third quarter and first nine months of 2025, totaled $139 million and $206 million, respectively. As of September 30, 2024, consumer loans that received a modification within the past 12 months and subsequently defaulted in the third quarter and first nine months of 2024, totaled $96 million and $171 million, respectively.
Table 5.18 provides past due information as of September 30, 2025 and 2024, for consumer loan modifications that received a modification in the past 12 months, and the related gross charge-offs that occurred on these modifications during the third quarter and first nine months of both 2025 and 2024.
Table 5.18: Payment Performance of Consumer Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended	Nine months ended
September 30, 2025
Residential mortgage (1)	$429	124	88	641	1	5
Credit card (2)	842	124	89	1,055	79	210
Total consumer	$1,271	248	177	1,696	80	215
September 30, 2024
Residential mortgage (1)	$411	127	98	636	—	5
Credit card (2)	567	109	74	750	57	140
Total consumer	$978	236	172	1,386	57	145
(1)Loan modifications in an active payment deferral are excluded. Includes loans where delinquency status was not reset to current upon exit from the deferral period.
(2)Credit card loans that are past due at the time of the modification do not become current until they have three consecutive months of payment performance.
Commitments to lend additional funds on commercial loans modified during the first nine months of 2025 and 2024, were $357 million and $317 million, respectively, the majority of which were in the commercial and industrial portfolio. Commitments to lend additional funds on consumer loans modified during the first nine months of both 2025 and 2024, were insignificant.

Wells Fargo & Company	83

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

Table 6.1: Mortgage Servicing Rights

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Residential MSRs at fair value, beginning of period	$6,417	7,061	$6,844	7,468
Originations/purchases	27	22	78	61
Sales and other	(183)	(10)	(296)	(307)
Net reductions	(156)	12	(218)	(246)
Changes in fair value:
Due to valuation inputs or assumptions:
Market interest rates (1)	1	(296)	(124)	71
Servicing and foreclosure costs	2	(22)	—	(51)
Discount rates	(8)	—	(9)	(53)
Prepayment estimates and other (2)	103	24	251	50
Net changes in valuation inputs or assumptions	98	(294)	118	17
Changes due to collection/realization of expected cash flows (3)	(192)	(235)	(577)	(695)
Total changes in fair value	(94)	(529)	(459)	(678)
Residential MSRs at fair value, end of period	6,167	6,544	6,167	6,544
Commercial MSRs at amortized cost, end of period (4)	618	949	618	949
Total MSRs	$6,785	7,493	$6,785	7,493
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
(4)The estimated fair value of commercial MSRs was $728 million and $1.4 billion at September 30, 2025 and 2024, respectively. In first quarter 2025, we sold the non-agency portion of our commercial mortgage third-party servicing business.
Table 6.2 provides key weighted-average assumptions used in the valuation of residential MSRs and sensitivity of the current fair value of residential MSRs to immediate adverse changes in those assumptions. See Note 12 (Fair Value Measurements) for additional information on key assumptions for residential MSRs.

Table 6.2: Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Sep 30, 2025	Dec 31, 2024
Fair value of interests held	$6,167	6,844
Expected weighted-average life (in years)	6.4	6.4

Key assumptions:
Prepayment rate assumption (1)	8.0%	8.1
Impact on fair value from 10% adverse change	$(175)	(191)
Impact on fair value from 25% adverse change	(421)	(461)

Discount rate assumption	9.5%	10.1
Impact on fair value from 100 basis point increase	$(252)	(270)
Impact on fair value from 200 basis point increase	(483)	(519)

Cost to service assumption ($ per loan)	102	103
Impact on fair value from 10% adverse change	(120)	(134)
Impact on fair value from 25% adverse change	(300)	(334)
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

84	Wells Fargo & Company

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
Table 6.3: Managed Servicing Portfolio

	Sep 30, 2025		Dec 31, 2024
($ in billions, unless otherwise noted)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Serviced and subserviced for others (1)	$434	75	488	531
Owned loans serviced	246	113	252	117
Total managed servicing portfolio	680	188	740	648
Total serviced for others, excluding subserviced for others	434	58	487	522
MSRs as a percentage of loans serviced for others	1.42%	1.06	1.41	0.18
Weighted average note rate (mortgage loans serviced for others)	3.77	4.00	3.76	5.05
Servicer advances, net of an allowance for uncollectible amounts ($ in millions) (1)	$635	19	977	1,173
(1)In first quarter 2025, we sold the non-agency portion of our commercial mortgage third-party servicing business.
Table 6.4 presents the components of mortgage banking noninterest income.
Table 6.4: Mortgage Banking Noninterest Income

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Contractually specified servicing fees, late charges and ancillary fees	$347	462	$1,120	1,398
Unreimbursed servicing costs (1)	(60)	(31)	(163)	(90)
Amortization for commercial MSRs (2)	(36)	(58)	(121)	(173)
Changes due to collection/realization of expected cash flows (3)	(192)	(235)	(577)	(695)
Net servicing fees	59	138	259	440
Changes in fair value of MSRs due to market interest rates	1	(296)	(124)	71
Changes in fair value of MSRs due to other valuation inputs or assumptions (4)	97	2	242	(54)
Net derivative gain (losses) from economic hedges (5)	2	309	128	(52)
Market-related valuation changes to residential MSRs, net of hedge results	100	15	246	(35)
Total net servicing income	159	153	505	405
Net gains on mortgage loan originations/sales (6)	109	127	325	348
Total mortgage banking noninterest income	$268	280	$830	753
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, other interest costs, and transaction costs associated with sales of residential MSRs.
(2)Estimated future amortization expense for commercial MSRs was $39 million for the remainder of 2025, and $129 million, $107 million, $95 million, $73 million, and $55 million for the years ended December 31, 2026, 2027, 2028, 2029, and 2030, respectively.
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
(6)Includes net losses of $(6) million and $(20) million in the third quarter and first nine months of 2025, respectively, and $(56) million and $(5) million in the third quarter and first nine months of 2024, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

Wells Fargo & Company	85

Note 7: Intangible Assets and Other Assets
Intangible assets include MSRs, goodwill, and customer relationship and other intangibles. For additional information on MSRs, see Note 6 (Mortgage Banking Activities). Customer relationship and other intangibles, which are included in other assets on our consolidated balance sheet, had a net carrying value of $863 million and $73 million at September 30, 2025, and December 31, 2024, respectively.

In April 2025, we acquired the remaining interest in our merchant services joint venture and recognized an intangible asset of
$877 million related to the merchant relationships. We are amortizing this intangible asset on a straight-line basis over seven years. Estimated future amortization expense for this intangible asset is $31 million for the remainder of 2025, and $125 million for each of the years ended December 31, 2026, 2027, 2028, 2029, and 2030, respectively.

Table 7.1 shows the allocation of goodwill to our reportable operating segments.
Table 7.1: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2024	$16,418	2,925	5,375	344	105	25,167
Divestitures (1)	—	—	(101)	—	—	(101)
Foreign currency translation	—	3	—	—	—	3
September 30, 2025	$16,418	2,928	5,274	344	105	25,069
(1)Related to the divestiture of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025.
Table 7.2 presents the components of other assets.
Table 7.2: Other Assets

(in millions)	Sep 30, 2025	Dec 31, 2024
Corporate/bank-owned life insurance (1)	$19,756	19,751
Accounts receivable (2)	20,882	19,608
Interest receivable:
AFS and HTM debt securities	1,578	1,544
Loans	3,368	3,420
Trading and other	1,893	1,371
Operating lease assets (lessor) (3)	5,098	5,286
Operating lease ROU assets (lessee)	3,659	3,850
Other (4)	23,707	18,472
Total other assets	$79,941	73,302
(1)Corporate/bank-owned life insurance is recognized at cash surrender value.
(2)Includes derivatives clearinghouse receivables and trade date receivables.
(3)In May 2025, the Company announced it had entered into an agreement to sell the assets of its rail car leasing business. The related assets are designated as held for sale and remain in operating lease assets.
(4)Includes income tax receivables, prepaid expenses, and physical commodities inventory (recognized at lower of cost or fair value (LOCOM)).

86	Wells Fargo & Company

Note 8: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 8 (Leasing Activity) in our 2024 Form 10-K for additional information about our leasing activities.

As a Lessor
Noninterest income on leases, included in Table 8.1 is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $144 million and $152 million for the quarters ended September 30, 2025 and 2024, respectively, and $455 million and $475 million for the first nine months of 2025 and 2024, respectively.
Table 8.1: Leasing Revenue

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Interest income on lease financing	$239	233	$705	672
Other lease revenue:
Lease financing	22	23	68	69
Operating leases	229	239	696	729
Other lease-related revenue (1)	15	15	38	192
Noninterest income on leases	266	277	802	990
Total leasing revenue	$505	510	$1,507	1,662
(1)    Includes net gains or (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Table 8.2 presents balances for our operating leases.
Table 8.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Sep 30, 2025	Dec 31, 2024
ROU assets	$3,659	3,850
Lease liabilities	4,190	4,423
Total lease costs, which are included in occupancy expense, were $283 million and $309 million for the quarters ended September 30, 2025 and 2024, respectively, and $876 million and $905 million for the first nine months of 2025 and 2024, respectively.

Wells Fargo & Company	87

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

In June 2025, we redeemed our Preferred Stock, Series U.

Table 9.1 summarizes information about our preferred stock.
Table 9.1: Preferred Stock

		September 30, 2025				December 31, 2024
(in millions, except shares)	Earliest redemption date	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	Currently redeemable	97,000	96,546	$—	—	97,000	96,546	$—	—
Preferred Stock:
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A	—	4,025,000	3,967,903	3,968	3,200	4,025,000	3,967,906	3,968	3,200
Series U
5.875% Fixed-to-Floating Non-Cumulative Perpetual Class A	Redeemed	—	—	—	—	80,000	80,000	2,000	2,000
Series Y
5.625% Non-Cumulative Perpetual Class A	Currently redeemable	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A	Currently redeemable	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A	12/15/2025	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A	3/15/2026	140,400	140,400	3,510	3,510	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A	3/15/2026	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A	9/15/2026	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
Series EE
7.625% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2028	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Series FF
6.85% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2029	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Total		4,662,300	4,600,749	$17,376	16,608	4,742,300	4,680,752	$19,376	18,608
(1)At the option of the holder, each share of Series L Preferred Stock may be converted at any time into 6.3814 shares of common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments. If converted within 30 days of certain liquidation or change of control events, the holder may receive up to 16.5916 additional shares, or, at our option, receive an equivalent amount of cash in lieu of common stock. We may convert some or all of the Series L Preferred Stock into shares of common stock if the closing price of our common stock exceeds 130 percent of the conversion price of the Series L Preferred Stock for 20 trading days during any period of 30 consecutive trading days. We declared dividends of $74 million on Series L Preferred Stock at both quarters ended September 30, 2025 and 2024.
Table 9.2 presents our common stock shares outstanding.
Table 9.2: Common Stock Shares Outstanding

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Balance, beginning of period	3,220.4	3,402.7	3,288.9	3,598.9
Issued	3.1	4.8	23.0	21.6
Repurchased	(74.6)	(62.0)	(163.0)	(275.0)
Balance, end of period	3,148.9	3,345.5	3,148.9	3,345.5

88	Wells Fargo & Company

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

COMPANY 401(K) PLAN LITIGATION. On September 26, 2022, participants in the Company’s 401(k) plan filed a putative class action in the United States District Court for the District of Minnesota alleging that the Company violated the Employee Retirement Income Security Act of 1974 in connection with certain transactions associated with the Employee Stock Ownership Plan feature of the Company’s 401(k) plan, including the manner in which the 401(k) plan purchased certain securities used in connection with the Company’s contributions to the 401(k) plan. In October 2025, the Company entered into an agreement, subject to court approval, pursuant to which the Company agreed to pay $84 million in order to resolve the lawsuit.
HIRING PRACTICES MATTERS. Government agencies, including the United States Department of Justice and the United States Securities and Exchange Commission (SEC), have undertaken formal or informal inquiries or investigations regarding the Company’s hiring practices related to diversity. The United States Department of Justice and the SEC have since closed their investigations without taking action. A securities fraud class action has also been filed in the United States District Court for the Northern District of California alleging that the Company and certain of its executive officers made false or misleading statements about the Company’s hiring practices related to diversity. In October 2025, the Company entered into an agreement, subject to court approval, pursuant to which the Company agreed to pay $85 million in order to resolve the securities fraud class action. Allegations related to the Company’s hiring practices related to diversity are also among the subjects of shareholder derivative lawsuits pending in the United States District Court for the Northern District of California. In October 2025, the Company entered into an agreement, subject to court approval, to resolve the shareholder derivative lawsuits.

HOME MORTGAGE DISCRIMINATION LITIGATION. Plaintiffs proposing to represent a class of home mortgage applicants and customers filed putative class actions against Wells Fargo alleging that Wells Fargo’s mortgage lending policies and practices resulted in disparate treatment and disparate impact against minority applicants. These actions have been consolidated in the United States District Court for the Northern District of California. In August 2025, the district court denied class certification and plaintiffs have appealed the court’s decision. Similar allegations related to the Company’s home mortgage lending practices are also among the subjects of shareholder derivative lawsuits pending in the United States District Court for the Northern District of California. In October 2025, the Company entered into an agreement, subject to court approval, to resolve the shareholder derivative lawsuits.

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

Wells Fargo & Company	89

Note 10:  Legal Actions (continued)
approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was affirmed by the Second Circuit on March 15, 2023. On September 27, 2021, the district court granted the plaintiffs’ motion for class certification in the equitable relief case. On March 26, 2024, Visa and Mastercard entered into a settlement agreement to resolve the equitable relief class claims, which was denied by the district court on June 25, 2024. Some of the opt-out and direct-action cases have been settled while others remain pending.
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
OUTLOOK. As described above, the Company establishes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible losses in excess of the Company’s accrual for probable and estimable losses was approximately $1.8 billion as of September 30, 2025. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

90	Wells Fargo & Company

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
Table 11.1: Notional or Contractual Amounts and Fair Values of Derivatives

	September 30, 2025			December 31, 2024
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$361,199	466	797	294,127	352	863
Commodity contracts	10,753	—	168	4,756	17	10
Foreign exchange contracts	5,563	24	183	3,326	12	370
Total derivatives designated as qualifying hedging instruments		490	1,148		381	1,243
Derivatives not designated as hedging instruments
Interest rate contracts	12,869,084	22,766	23,204	9,510,281	28,463	30,272
Commodity contracts	122,956	3,131	3,507	96,321	2,624	1,623
Equity contracts	639,208	22,588	23,082	487,097	15,201	15,606
Foreign exchange contracts	5,174,800	30,817	27,707	3,506,412	51,944	50,555
Credit contracts	62,918	99	117	47,557	96	50
Total derivatives not designated as hedging instruments		79,401	77,617		98,328	98,106
Total derivatives before netting		79,891	78,765		98,709	99,349
Netting		(57,866)	(67,240)		(78,697)	(83,014)
Total		$22,025	11,525		20,012	16,335
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

Wells Fargo & Company	91

Note 11: Derivatives (continued)

Table 11.2: Offsetting of Derivative Assets and Liabilities

	September 30, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$21,590	22,223	26,350	27,786
OTC cleared	447	552	961	1,126
Exchange traded	119	108	178	121
Total interest rate contracts	22,156	22,883	27,489	29,033
Commodity contracts
OTC	2,339	3,050	1,936	1,121
Exchange traded	385	350	301	327
Total commodity contracts	2,724	3,400	2,237	1,448
Equity contracts
OTC	8,302	13,072	6,139	9,977
Exchange traded	12,734	8,446	7,195	4,271
Total equity contracts	21,036	21,518	13,334	14,248
Foreign exchange contracts
OTC	30,447	27,704	51,541	50,654
Total foreign exchange contracts	30,447	27,704	51,541	50,654
Credit contracts
OTC	96	112	91	46
Total credit contracts	96	112	91	46
Total derivatives subject to enforceable master netting arrangements, gross	76,459	75,617	94,692	95,429
Less: Gross amounts offset
Counterparty netting (1)	(53,709)	(53,515)	(69,080)	(68,945)
Cash collateral netting	(4,157)	(13,725)	(9,617)	(14,069)
Total derivatives subject to enforceable master netting arrangements, net	18,593	8,377	15,995	12,415
Derivatives not subject to enforceable master netting arrangements	3,432	3,148	4,017	3,920
Total derivatives recognized in consolidated balance sheet, net	22,025	11,525	20,012	16,335
Non-cash collateral	(4,376)	(2,071)	(4,024)	(2,853)
Total derivatives, net	$17,649	9,454	15,988	13,482
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

We estimate $252 million pre-tax of deferred net losses related to cash flow hedges in OCI at September 30, 2025, will be reclassified into net interest income during the next twelve months. For cash flow hedges as of September 30, 2025, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of approximately 10 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2024 Form 10-K.

92	Wells Fargo & Company

Table 11.3 and Table 11.4 show the net gains (losses) related to derivatives in cash flow and fair value hedging relationships, respectively.
Table 11.3: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recorded in net income	Total recorded in OCI
(in millions)	Loans	Other interest income	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income	$13,924	3,049	(2,593)	N/A	181
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(117)	(62)	—	(179)	179
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(5)
Total gains (losses) (pre-tax) on interest rate contracts	(117)	(62)	—	(179)	174
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(1)	(1)	1
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(117)	(62)	(1)	(180)	175
Quarter ended September 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$14,618	3,465	(3,163)	N/A	1,321
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(131)	(90)	—	(221)	221
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	1,094
Total gains (losses) (pre-tax) on interest rate contracts	(131)	(90)	—	(221)	1,315
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(1)	(1)	1
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(131)	(90)	(1)	(222)	1,316
Nine months ended September 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income	$40,854	8,279	(7,784)	N/A	1,222
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(307)	(175)	—	(482)	482
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	718
Total gains (losses) (pre-tax) on interest rate contracts	(307)	(175)	—	(482)	1,200
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(4)	(4)	4
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(4)	(4)	4
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(307)	(175)	(4)	(486)	1,204
Nine months ended September 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$43,897	10,585	(9,676)	N/A	557
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(343)	(329)	—	(672)	672
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(136)
Total gains (losses) (pre-tax) on interest rate contracts	(343)	(329)	—	(672)	536
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(5)	(5)	5
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(5)	(5)	5
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(343)	(329)	(5)	(677)	541

Wells Fargo & Company	93

Note 11: Derivatives (continued)

Table 11.4: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income		Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Net gains from trading and securities	Other	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income	$5,108	(5,188)	(2,593)	1,615	555	N/A	181
Interest rate contracts
Amounts related to cash flows on derivatives	109	(24)	(496)	—	—	(411)	N/A
Recognized on derivatives	(244)	24	413	—	—	193	—
Recognized on hedged items	244	(24)	(411)	—	—	(191)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	109	(24)	(494)	—	—	(409)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(26)	—	—	(26)	N/A
Recognized on derivatives	—	—	(23)	47	—	24	6
Recognized on hedged items	—	—	15	(45)	—	(30)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(34)	2	—	(32)	6
Commodity contracts
Recognized on derivatives	—	—	—	—	(1,352)	(1,352)	—
Recognized on hedged items	—	—	—	—	1,293	1,293	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	(59)	(59)	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$109	(24)	(528)	2	(59)	(500)	6
Quarter ended September 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,630	(6,445)	(3,163)	1,248	596	N/A	1,321
Interest rate contracts
Amounts related to cash flows on derivatives	234	(123)	(1,014)	—	—	(903)	N/A
Recognized on derivatives	(1,115)	565	5,177	—	—	4,627	—
Recognized on hedged items	1,108	(566)	(5,185)	—	—	(4,643)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	227	(124)	(1,022)	—	—	(919)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(34)	—	—	(34)	N/A
Recognized on derivatives	—	—	30	76	—	106	5
Recognized on hedged items	—	—	(36)	(76)	—	(112)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(40)	—	—	(40)	5
Commodity contracts
Recognized on derivatives	—	—	—	—	(300)	(300)	—
Recognized on hedged items	—	—	—	—	308	308	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	8	8	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$227	(124)	(1,062)	—	8	(951)	5

(continued on following page)

94	Wells Fargo & Company

	Net interest income			Noninterest income		Total recorded in net income	Total recorded in OCI
(in millions)	Debt securities	Deposits	Long-term debt	Net gains from trading and securities	Other	Derivative gains (losses)	Derivative gains (losses)
Nine months ended September 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income	$14,690	(15,458)	(7,784)	3,887	2,263	N/A	1,222
Interest rate contracts
Amounts related to cash flows on derivatives	257	1	(1,534)	—	—	(1,276)	N/A
Recognized on derivatives	(1,221)	80	3,420	—	—	2,279	—
Recognized on hedged items	1,215	(81)	(3,446)	—	—	(2,312)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	251	—	(1,560)	—	—	(1,309)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(60)	—	—	(60)	N/A
Recognized on derivatives	—	—	(8)	124	—	116	18
Recognized on hedged items	—	—	(12)	(121)	—	(133)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(80)	3	—	(77)	18
Commodity contracts
Recognized on derivatives	—	—	—	—	(3,229)	(3,229)	—
Recognized on hedged items	—	—	—	—	3,288	3,288	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	59	59	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$251	—	(1,640)	3	59	(1,327)	18
Nine months ended September 30, 2024
Total amounts presented in the consolidated statement of income and other comprehensive income	$13,362	(18,405)	(9,676)	4,217	1,925	N/A	557
Interest rate contracts
Amounts related to cash flows on derivatives	756	(384)	(3,007)	—	—	(2,635)	N/A
Recognized on derivatives	(541)	247	2,363	—	—	2,069	—
Recognized on hedged items	539	(250)	(2,395)	—	—	(2,106)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	754	(387)	(3,039)	—	—	(2,672)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(92)	—	—	(92)	N/A
Recognized on derivatives	—	—	18	(4)	—	14	16
Recognized on hedged items	—	—	(30)	6	—	(24)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(104)	2	—	(102)	16
Commodity contracts
Recognized on derivatives	—	—	—	—	(532)	(532)	—
Recognized on hedged items	—	—	—	—	561	561	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	—	29	29	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$754	(387)	(3,143)	2	29	(2,745)	16

Wells Fargo & Company	95

Note 11: Derivatives (continued)

Table 11.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.
Table 11.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (2)	Hedge accounting basis adjustment assets/(liabilities)
September 30, 2025
Available-for-sale debt securities (4)(5)	$74,792	(373)	22,803	296
Other assets (6)	9,434	1,378	—	—
Interest-bearing deposits	(54,761)	(138)	—	—
Long-term debt	(156,824)	9,330	—	—
December 31, 2024
Available-for-sale debt securities (4)(5)	$37,410	(1,546)	10,778	312
Other assets (6)	4,787	100	—	—
Interest-bearing deposits	(54,084)	(56)	—	—
Long-term debt	(151,743)	12,858	—	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $10 million and $260 million for AFS debt securities where only foreign currency risk is the designated hedged risk as of September 30, 2025, and December 31, 2024, respectively.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $488 million and $566 million of long-term debt cumulative basis adjustments as of September 30, 2025, and December 31, 2024, respectively, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Carrying amount represents the amortized cost.
(5)At September 30, 2025, and December 31, 2024, the amortized cost of closed portfolios of AFS debt securities using the portfolio layer method was $28.9 billion and $18.6 billion, respectively, of which $14.4 billion and $9.0 billion was designated as hedged, respectively. The balance includes cumulative basis adjustments of $129 million and $(43) million as of September 30, 2025, and December 31, 2024, respectively, related to certain AFS debt securities designated as the hedged item in a fair value hedge using the portfolio layer method.
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
Table 11.6: Gains (Losses) on Economic Hedge Derivatives

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Interest rate contracts (1)	$53	392	$298	(37)
Equity contracts (2)	219	27	267	153
Foreign exchange contracts (3)	358	(649)	(387)	(481)
Credit contracts (4)	(28)	—	(71)	8
Net gains (losses) recognized related to economic hedge derivatives	$602	(230)	$107	(357)
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
Table 11.7: Net Gains (Losses) from Derivative Valuation Adjustments

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
CVA	$39	(31)	$(20)	(7)
DVA	(10)	4	(18)	(7)
FVA	24	—	(23)	—
Total	$53	(27)	$(61)	(14)
Table 11.8 presents the impact of derivative valuation adjustments on derivative fair values.
Table 11.8: Derivative Valuation Adjustments

	Contra Liability (Contra Asset)
(in millions)	Sep 30, 2025	Dec 31, 2024
CVA	$(295)	(275)
DVA	208	226
FVA, net	(108)	(85)
Total derivative valuation adjustments	$(195)	(134)
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

Table 11.9 provides details of sold credit derivatives.
Table 11.9: Sold Credit Derivatives

	Credit protection sold - Notional amount
(in millions)	Total	Non-investment grade
September 30, 2025
Credit default swaps	$12,470	1,766
Risk participation swaps	5,816	3,868
Total credit derivatives	$18,286	5,634
December 31, 2024
Credit default swaps	$10,516	684
Risk participation swaps	6,007	3,779
Total credit derivatives	$16,523	4,463
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
Table 11.10: Credit-Risk Contingent Features

(in billions)	Sep 30, 2025	Dec 31, 2024
Net derivative liabilities with credit-risk contingent features	$23.7	23.8
Collateral posted	20.5	19.8
Additional collateral to be posted upon a below investment grade credit rating (1)	3.2	4.1
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

Wells Fargo & Company	97

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

98	Wells Fargo & Company

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.1 presents the balances of assets and liabilities recorded at fair value on a recurring basis.
Table 12.1: Fair Value on a Recurring Basis

	September 30, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading debt securities:
Securities of U.S. Treasury and federal agencies	$52,443	2,752	—	55,195	38,320	3,829	—	42,149
Collateralized loan obligations	—	883	87	970	—	847	80	927
Corporate debt securities	—	18,446	16	18,462	—	17,341	45	17,386
Federal agency mortgage-backed securities	—	72,065	—	72,065	—	52,908	—	52,908
Non-agency mortgage-backed securities	—	1,873	1	1,874	—	1,702	1	1,703
Other debt securities	—	8,663	—	8,663	—	6,132	—	6,132
Total trading debt securities	52,443	104,682	104	157,229	38,320	82,759	126	121,205
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	48,149	—	—	48,149	23,285	—	—	23,285
Securities of U.S. states and political subdivisions	—	10,548	15	10,563	—	12,018	17	12,035
Federal agency mortgage-backed securities	—	140,843	—	140,843	—	123,029	—	123,029
Non-agency mortgage-backed securities	—	1,932	2	1,934	—	1,804	2	1,806
Collateralized loan obligations	—	4,842	—	4,842	—	2,202	—	2,202
Other debt securities	—	147	204	351	—	424	197	621
Total available-for-sale debt securities	48,149	158,312	221	206,682	23,285	139,477	216	162,978
Loans held for sale	—	7,281	150	7,431	—	4,533	180	4,713
Mortgage servicing rights (residential)	—	—	6,167	6,167	—	—	6,844	6,844
Derivative assets (gross):
Interest rate contracts	119	22,704	409	23,232	178	28,070	567	28,815
Commodity contracts	—	3,043	88	3,131	—	2,602	39	2,641
Equity contracts	—	22,315	273	22,588	19	15,074	108	15,201
Foreign exchange contracts	—	30,834	7	30,841	—	51,913	43	51,956
Credit contracts	—	95	4	99	—	90	6	96
Total derivative assets (gross)	119	78,991	781	79,891	197	97,749	763	98,709
Equity securities	26,427	5,800	62	32,289	16,931	5,344	47	22,322
Other assets	—	—	159	159	—	—	168	168
Total assets prior to derivative netting	$127,138	355,066	7,644	489,848	78,733	329,862	8,344	416,939
Derivative netting (1)				(57,866)				(78,697)
Total assets after derivative netting				$431,982				338,242
Derivative liabilities (gross):
Interest rate contracts	$(108)	(23,423)	(470)	(24,001)	(121)	(26,844)	(4,170)	(31,135)
Commodity contracts	—	(3,591)	(84)	(3,675)	—	(1,558)	(75)	(1,633)
Equity contracts	—	(21,787)	(1,295)	(23,082)	(4)	(14,327)	(1,275)	(15,606)
Foreign exchange contracts	—	(27,878)	(12)	(27,890)	—	(50,886)	(39)	(50,925)
Credit contracts	—	(97)	(20)	(117)	—	(43)	(7)	(50)
Total derivative liabilities (gross)	(108)	(76,776)	(1,881)	(78,765)	(125)	(93,658)	(5,566)	(99,349)
Short-sale and other liabilities	(25,494)	(8,540)	(48)	(34,082)	(21,835)	(6,909)	(52)	(28,796)
Interest-bearing deposits	—	(23)	—	(23)	—	(318)	—	(318)
Long-term debt	—	(6,621)	—	(6,621)	—	(3,495)	—	(3,495)
Total liabilities prior to derivative netting	$(25,602)	(91,960)	(1,929)	(119,491)	(21,960)	(104,380)	(5,618)	(131,958)
Derivative netting (1)				67,240				83,014
Total liabilities after derivative netting				$(52,251)				(48,944)
(1)Represents balance sheet netting of derivative asset and liability balances, related cash collateral, and portfolio level valuation adjustments. See Note 11 (Derivatives) for additional information.

Wells Fargo & Company	99

Note 12: Fair Value Measurements (continued)
Level 3 Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Table 12.2 presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.
Table 12.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended September 30, 2025
Trading debt securities	$108	(3)	42	(43)	(1)	4	(3)	104	(1)	(6)
Available-for-sale debt securities	209	11	3	—	(2)	—	—	221	9	(6)
Loans held for sale	150	2	13	(47)	(5)	45	(8)	150	3	(7)
Mortgage servicing rights (residential) (8)	6,417	(94)	27	(183)	—	—	—	6,167	98	(7)
Net derivative assets and liabilities:
Interest rate contracts	(180)	53	—	—	23	—	43	(61)	117
Equity contracts	(1,045)	(185)	—	—	187	(32)	53	(1,022)	(60)
Other derivative contracts	(24)	56	—	(1)	(48)	—	—	(17)	(13)
Total derivative contracts	(1,249)	(76)	—	(1)	162	(32)	96	(1,100)	44	(9)
Equity securities	65	(1)	51	(54)	—	1	—	62	—	(6)
Other assets and liabilities	73	38	—	—	—	—	—	111	38	(10)
Quarter ended September 30, 2024
Trading debt securities	$166	(15)	10	(42)	4	16	(2)	137	(11)	(6)
Available-for-sale debt securities	187	11	5	—	(2)	1	—	202	10	(6)
Loans held for sale	222	5	17	(23)	(21)	48	(15)	233	4	(7)
Mortgage servicing rights (residential) (8)	7,061	(529)	22	(10)	—	—	—	6,544	(294)	(7)
Net derivative assets and liabilities:
Interest rate contracts	(4,588)	2,317	—	—	810	(8)	—	(1,469)	3,000
Equity contracts	(1,299)	(168)	—	—	205	(106)	39	(1,329)	(64)
Other derivative contracts	20	111	7	(1)	(82)	(4)	—	51	59
Total derivative contracts	(5,867)	2,260	7	(1)	933	(118)	39	(2,747)	2,995	(9)
Equity securities	53	3	7	(7)	—	—	—	56	2	(6)
Other assets and liabilities	97	(54)	—	1	—	—	—	44	(54)	(10)
Nine months ended September 30, 2025
Trading debt securities	$126	(21)	63	(68)	(9)	22	(9)	104	(11)	(6)
Available-for-sale debt securities	216	10	6	—	(11)	—	—	221	9	(6)
Loans held for sale	180	2	31	(49)	(19)	78	(73)	150	3	(7)
Mortgage servicing rights (residential) (8)	6,844	(459)	78	(296)	—	—	—	6,167	118	(7)
Net derivative assets and liabilities:
Interest rate contracts	(3,603)	1,151	—	—	452	—	1,939	(61)	366
Equity contracts	(1,167)	(252)	—	—	446	(229)	180	(1,022)	(21)
Other derivative contracts	(33)	111	8	(2)	(237)	—	136	(17)	25
Total derivative contracts	(4,803)	1,010	8	(2)	661	(229)	2,255	(1,100)	370	(9)
Equity securities	47	3	99	(86)	—	1	(2)	62	4	(6)
Other assets and liabilities	116	(5)	—	—	—	—	—	111	(5)	(10)
Nine months ended September 30, 2024
Trading debt securities	$157	(12)	135	(181)	(8)	64	(18)	137	(11)	(6)
Available-for-sale debt securities	221	7	20	—	(17)	1	(30)	202	8	(6)
Loans held for sale	448	2	110	(118)	(74)	105	(240)	233	1	(7)
Mortgage servicing rights (residential) (8)	7,468	(678)	61	(307)	—	—	—	6,544	17	(7)
Net derivative assets and liabilities:
Interest rate contracts	(3,567)	(152)	—	—	2,258	(8)	—	(1,469)	1,709
Equity contracts	(1,474)	(440)	—	—	557	(150)	178	(1,329)	(30)
Other derivative contracts	43	219	9	(3)	(215)	(4)	2	51	12
Total derivative contracts	(4,998)	(373)	9	(3)	2,600	(162)	180	(2,747)	1,691	(9)
Equity securities	43	12	16	(15)	—	—	—	56	10	(6)
Other assets and liabilities	(34)	78	—	—	—	—	—	44	78	(10)
(1)All amounts represent net gains (losses) included in net income except for AFS debt securities and other assets and liabilities which also included net gains (losses) in other comprehensive income. Net gains (losses) included in other comprehensive income for AFS debt securities were $10 million and $9 million for the third quarter and first nine months of 2025, respectively, and $10 million and $8 million for the third quarter and first nine months of 2024, respectively. Net gains (losses) included in other comprehensive income for other assets and liabilities were $6 million and $(3) million for the third quarter and first nine months of 2025, respectively, and $(10) million and $(20) million for the third quarter and first nine months of 2024, respectively.
(2)Includes originations of mortgage servicing rights and loans held for sale.
(3)All assets and liabilities transferred into Level 3 were previously classified within Level 2.
(4)All assets and liabilities transferred out of Level 3 are classified as Level 2.
(5)All amounts represent net unrealized gains (losses) related to assets and liabilities held at period end included in net income except for AFS debt securities and other assets and liabilities which also included net unrealized gains (losses) related to assets and liabilities held at period end in other comprehensive income. Net unrealized gains (losses) included in other comprehensive income for AFS debt securities were $10 million and $9 million for the third quarter and first nine months of 2025, respectively, and $10 million for both the third quarter and first nine months of 2024. Net unrealized gains (losses) included in other comprehensive income for other assets and liabilities were $6 million and $(3) million for the third quarter and first nine months of 2025, respectively, and $(10) million and $(20) million for the third quarter and first nine months of 2024, respectively.
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
Table 12.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3	Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
September 30, 2025
Mortgage servicing rights (residential)	$6,167	Discounted cash flow	Cost to service per loan (1)	$61	-	451		102
			Discount rate	8.8	-	14.8%		9.5
			Prepayment rate (2)	6.7	-	22.5		8.0
Net derivative assets and (liabilities):
Interest rate contracts	(57)	Discounted cash flow	Discount rate	2.3	-	3.6		3.5
	(4)	Discounted cash flow	Default rate	0.4	-	12.0		2.3
			Loss severity	50.0	-	50.0		50.0
Equity contracts	(547)	Discounted cash flow	Conversion factor	(1.1)	-	0.0		(0.4)
			Weighted average life	0.3	-	3.3	yrs	1.3
	(475)	Option model	Correlation factor	(70.0)	-	98.0%		62.6
			Volatility factor	10.2	-	125.0		37.7
December 31, 2024
Mortgage servicing rights (residential)	$6,844	Discounted cash flow	Cost to service per loan (1)	$60	-	451		103
			Discount rate	9.2	-	15.5%		10.1
			Prepayment rate (2)	6.8	-	19.4		8.1
Net derivative assets and (liabilities):
Interest rate contracts	(3,588)	Discounted cash flow	Discount rate	4.1	-	4.2		4.1
	(15)	Discounted cash flow	Default rate	0.4	-	1.1		0.5
			Loss severity	50.0	-	50.0		50.0
Equity contracts	(758)	Discounted cash flow	Conversion factor	(1.4)	-	0.0		(0.7)
			Weighted average life	1.0	-	4.0	yrs	2.0
	(409)	Option model	Correlation factor	(70.0)	-	98.9%		65.3
			Volatility factor	6.5	-	138.0		41.1
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans, the range is $61 - $111 at September 30, 2025, and $60 - $162 at December 31, 2024.
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

Wells Fargo & Company	101

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
Table 12.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of September 30, 2025, and December 31, 2024, and for which a nonrecurring fair value adjustment was recorded during the nine months ended September 30, 2025, and the year ended December 31, 2024.
Table 12.4: Fair Value on a Nonrecurring Basis

	September 30, 2025			December 31, 2024
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$1,067	186	1,253	841	287	1,128
Loans:
Commercial	851	—	851	1,376	—	1,376
Consumer	80	—	80	91	—	91
Total loans	931	—	931	1,467	—	1,467
Equity securities	771	1,411	2,182	1,451	2,570	4,021
Other assets	9,528	8	9,536	4,959	9	4,968
Total assets at fair value on a nonrecurring basis	$12,297	1,605	13,902	8,718	2,866	11,584
(1)Consists of commercial mortgages and residential mortgage – first lien loans.
Table 12.5 presents the gains (losses) on all assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 12.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustments

	Nine months ended September 30,
(in millions)	2025	2024
Loans held for sale	$3	10
Loans:
Commercial	(421)	(786)
Consumer	(298)	(411)
Total loans	(719)	(1,197)
Equity securities (1)	(243)	(156)
Other assets (2)	1,310	450
Total	$351	(893)
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
Table 12.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)	Range of Inputs Positive (Negative)			Weighted Average
September 30, 2025
Equity securities	$146	Market comparable pricing	Comparability adjustment	(100.0)	-	(7.0)%	(48.6)
	1,265	Market comparable pricing	Multiples	1.1x	-	44.1x	13.6x
December 31, 2024
Equity securities	1,309	Market comparable pricing	Comparability adjustment	(100.0)	-	2.3%	(36.1)
	1,261	Market comparable pricing	Multiples	0.9x	-	8.9x	2.9x
(1)See Note 15 (Fair Value Measurements) in our 2024 Form 10-K for additional information on the valuation technique(s) and significant unobservable inputs used in the valuation of Level 3 assets.

102	Wells Fargo & Company

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
Table 12.7: Fair Value Option

	September 30, 2025			December 31, 2024
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale (1)	$7,431	7,692	(261)	4,713	4,864	(151)
Interest-bearing deposits	(23)	(23)	—	(318)	(317)	(1)
Long-term debt (2)	(6,621)	(7,184)	563	(3,495)	(4,118)	623
(1)Nonaccrual loans and loans 90 days or more past due and still accruing included in LHFS for which we have elected the fair value option were insignificant at September 30, 2025, and December 31, 2024.
(2)Includes zero coupon notes for which the aggregate unpaid principal amount reflects the contractual principal due at maturity.
Table 12.8 reflects amounts included in earnings related to initial measurement and subsequent changes in fair value, by income statement line item, for assets and liabilities for which the fair value option was elected. Amounts recorded in net interest income are excluded from the table below.

Table 12.8: Gains (Losses) on Changes in Fair Value Included in Earnings

	2025			2024
(in millions)	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income
Quarter ended September 30,
Loans held for sale	$31	28	—	65	13	—
Interest-bearing deposits	—	—	—	—	(6)	—
Long-term debt	—	12	—	—	(56)	—
Nine months ended September 30,
Loans held for sale	$72	37	—	108	28	—
Interest-bearing deposits	—	—	—	—	(2)	—
Long-term debt	—	(11)	—	—	3	—
For performing loans, instrument-specific credit risk gains or losses are derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. For LHFS accounted for under the fair value option, instrument-specific credit gains or losses were insignificant during the third quarter and first nine months of both 2025 and 2024.
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

Wells Fargo & Company	103

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

Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in
Table 12.9. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $666 million and $546 million at September 30, 2025, and December 31, 2024, respectively.

The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.
Table 12.9: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2025
Financial assets
Cash and due from banks (1)	$34,801	34,801	—	—	34,801
Interest-earning deposits with banks (1)	139,524	139,191	333	—	139,524
Federal funds sold and securities purchased under resale agreements (1)	154,576	—	154,576	—	154,576
Held-to-maturity debt securities	214,232	2,076	175,250	3,183	180,509
Loans held for sale (2)	3,032	—	2,855	210	3,065
Loans, net (2)	914,258	—	946	885,909	886,855
Equity securities (cost method)	4,279	—	—	4,370	4,370
Total financial assets	$1,464,702	176,068	333,960	893,672	1,403,700
Financial liabilities
Deposits (3)	$156,277	—	66,458	89,378	155,836
Short-term borrowings	230,347	—	230,348	—	230,348
Long-term debt (4)	171,139	—	175,022	1,992	177,014
Total financial liabilities	$557,763	—	471,828	91,370	563,198
December 31, 2024
Financial assets
Cash and due from banks (1)	$37,080	37,080	—	—	37,080
Interest-earning deposits with banks (1)	166,281	165,903	378	—	166,281
Federal funds sold and securities purchased under resale agreements (1)	105,330	—	105,330	—	105,330
Held-to-maturity debt securities	234,948	2,015	188,756	3,008	193,779
Loans held for sale	1,547	—	1,216	384	1,600
Loans, net (2)	882,361	—	3,211	845,016	848,227
Equity securities (cost method)	3,782	—	—	3,868	3,868
Total financial assets	$1,431,329	204,998	298,891	852,276	1,356,165
Financial liabilities
Deposits (3)	$139,547	—	63,497	75,692	139,189
Short-term borrowings	108,540	—	108,547	—	108,547
Long-term debt (4)	169,567	—	171,747	2,334	174,081
Total financial liabilities	$417,654	—	343,791	78,026	421,817
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing in loans and loans held for sale, net of allowance for credit losses, of $16.2 billion at both September 30, 2025, and December 31, 2024, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.2 trillion at both September 30, 2025, and December 31, 2024.
(4)Excludes obligations under finance leases of $13 million and $16 million at September 30, 2025, and December 31, 2024, respectively.

104	Wells Fargo & Company

Note 13: Securitizations and Variable Interest Entities
Involvement with Variable Interest Entities (VIEs)
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. SPEs are often formed in connection with securitization transactions whereby financial assets are transferred to an SPE. SPEs formed in connection with securitization transactions are generally considered variable interest entities (VIEs). The VIE may alter the risk profile of the asset by entering into derivative transactions or obtaining credit support, and issues various forms of interests in those assets to investors. When we transfer financial assets from our consolidated balance sheet to a VIE in connection with a securitization, we typically receive cash and sometimes other interests in the VIE as proceeds for the assets we transfer. In certain transactions with VIEs, we may retain the right to service the transferred assets and repurchase the transferred assets if the outstanding balance of the assets falls below the level at which the cost to service the assets exceeds the benefits. In addition, we may purchase the right to service loans transferred to a VIE by a third party.

In connection with our securitization or other VIE activities, we have various forms of ongoing involvement with VIEs, which may include:
•underwriting securities issued by VIEs and subsequently making markets in those securities;
•providing credit enhancement on securities issued by VIEs through the use of letters of credit or financial guarantees;
•entering into derivative contracts with VIEs;
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

We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We may retain servicing rights on the transferred loans. As a servicer, we may retain the option to repurchase loans from certain loan securitizations, which becomes exercisable based on delinquency status such as when three scheduled loan payments are past due. When we have the unilateral option to repurchase a loan, we recognize the loan and a corresponding liability on our balance sheet regardless of our intent to repurchase the loan, and the loans remain pledged to the securitization. At September 30, 2025, and December 31, 2024, we recorded assets and related liabilities of $1.3 billion and $1.5 billion, respectively, where we did not exercise our option to repurchase eligible loans. We repurchased loans of $113 million and $309 million, during the third quarter and first nine months of 2025, respectively, and $14 million and $122 million during the third quarter and first nine months of 2024, respectively.

Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties as well as other recourse arrangements. At September 30, 2025, and December 31, 2024, our liability for these repurchase and recourse arrangements was $184 million and $188 million, respectively, and the maximum exposure to loss was $13.6 billion and $13.7 billion at September 30, 2025, and December 31, 2024, respectively.

Substantially all residential servicing activity is related to assets transferred to GSE and GNMA securitizations. See Note 6 (Mortgage Banking Activities) for additional information about residential and commercial servicing rights, advances and servicing fees.

NONCONFORMING MORTGAGE LOAN SECURITIZATIONS. In the normal course of business, we sell nonconforming mortgage loans in securitization transactions that we design and sponsor. Nonconforming mortgage loan securitizations do not involve a government credit guarantee, and accordingly, beneficial interest holders are subject to credit risk of the underlying assets held by the securitization VIE. We typically originate the transferred loans and account for the transfers as sales. We may retain the right to service the loans and may hold other beneficial interests issued by the VIE, such as debt securities held for investment purposes. For our commercial nonconforming mortgage loan securitizations accounted for as sales, we do not consolidate the VIE because the most significant decisions impacting the performance of the VIE are generally made by the special servicer or the controlling class security holder. For our residential nonconforming mortgage loan securitizations accounted for as sales, we either do not hold variable interests that we consider potentially significant or are not the primary servicer for a majority of the VIE assets.

WHOLE LOAN SALE TRANSACTIONS. We may also sell whole loans where we have continuing involvement in the form of financing and we account for these transfers as sales. When sales are to VIEs, we do not consolidate the VIEs as we do not have the power to direct the most significant activities of the VIEs.

Table 13.1 presents information about transfers of assets during the periods presented for which we recorded the transfers as sales and have continuing involvement with the transferred assets. In connection with these transfers, we received proceeds and recorded servicing assets and/or securities, as applicable. Each of these interests are initially measured at fair value. Servicing rights are classified as Level 3 measurements, and

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
Table 13.1: Transfers with Continuing Involvement

	2025		2024
(in millions)	Residential mortgages	Commercial mortgages (1)	Residential mortgages	Commercial mortgages (1)
Quarter ended September 30,
Assets sold	$2,335	3,458	2,220	5,670
Proceeds from transfer (2)	2,335	3,483	2,220	5,702
Net gains (losses) on sale	—	25	—	32

Continuing involvement (3):
Servicing rights recognized	$25	23	21	27
Securities recognized (4)	—	33	—	21
Nine months ended September 30,
Assets sold	$6,452	7,729	5,920	10,955
Proceeds from transfer (2)	6,452	7,793	5,920	11,061
Net gains (losses) on sale	—	64	—	106

Continuing involvement (3):
Servicing rights recognized	$75	56	56	53
Securities recognized (4)	—	139	—	69
(1)In first quarter 2025, we sold the non-agency portion of our commercial mortgage third-party servicing business.
(2)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(3)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(4)Represents debt securities obtained at securitization settlement held for investment purposes that are classified as available-for-sale or held-to-maturity. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $1.4 billion and $3.2 billion during the third quarter and first nine months of 2025, respectively, and $1.1 billion and $2.8 billion during the third quarter and first nine months of 2024, respectively.
In the normal course of business, we purchase certain non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We may also provide seller financing in the form of loans. We received cash flows of $100 million and $110 million during the third quarter and first nine months of 2025, respectively, and $82 million and $274 million during the third quarter and first nine months of 2024, respectively, for VIEs with continuing involvement, related to principal and interest payments on these securities and loans. These amounts exclude cash flows related to trading activities.

Table 13.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.
Table 13.2: Residential MSRs – Assumptions at Securitization Date

	2025	2024
Quarter ended September 30,
Prepayment rate (1)	16.1%	19.9
Discount rate	9.8	9.9
Cost to service ($ per loan)	$65	69
Nine months ended September 30,
Prepayment rate (1)	15.3%	18.1
Discount rate	10.1	10.1
Cost to service ($ per loan)	$63	180
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
See Note 12 (Fair Value Measurements) and Note 6 (Mortgage Banking Activities) for additional information on key assumptions for residential MSRs.

RESECURITIZATION ACTIVITIES. We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or guaranteed by GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. During the nine months ended September 30, 2025 and 2024, we transferred trading debt securities of $13.9 billion and $6.4 billion, respectively, to resecuritization VIEs, and retained trading debt securities of $1.9 billion and $418 million, respectively. These amounts are not included in Table 13.1. As of September 30, 2025, and December 31, 2024, we held $1.5 billion and $819 million of trading debt securities, respectively. Total resecuritization VIE assets, to which we sold assets and hold an interest, were $53.7 billion and $44.1 billion at September 30, 2025, and December 31, 2024, respectively.

106	Wells Fargo & Company

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
Table 13.3 excludes mortgage loans sold to and held or securitized by GSEs or GNMA of $495.6 billion and $528.1 billion at September 30, 2025, and December 31, 2024, respectively, due to guarantees provided by GSEs and the FHA and VA, which limit our credit risk associated with such securitizations. Delinquent loans and foreclosed assets related to loans sold to and held or securitized by GSEs and GNMA were $1.9 billion and $2.4 billion at September 30, 2025, and December 31, 2024, respectively.
Table 13.3: Sold or Securitized Loans Serviced for Others

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Nine months ended September 30,
(in millions)	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	2025	2024
Commercial (2)	$6	72,468	—	1,467	—	53
Residential	3,197	7,362	286	340	7	7
Total off-balance sheet sold or securitized loans	$3,203	79,830	286	1,807	7	60
(1)Includes $0 and $258 million of commercial foreclosed assets and $17 million and $18 million of residential foreclosed assets at September 30, 2025, and December 31, 2024, respectively.
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
Table 13.4: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	All other assets (2)	Debt and other liabilities	Net assets
September 30, 2025
Nonconforming mortgage loan securitizations (3)	$2,235	—	245	10	—	255
Commercial real estate loans	5,008	4,994	—	14	—	5,008
Other	1,058	—	—	12	—	12
Total	$8,301	4,994	245	36	—	5,275
		Maximum exposure to loss
		Loans	Debt securities (1)	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations (3)		$—	245	10	—	255
Commercial real estate loans		4,994	—	14	843	5,851
Other		—	—	12	157	169
Total		$4,994	245	36	1,000	6,275
		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	Debt securities (1)	All other assets (2)	Debt and other liabilities	Net assets
December 31, 2024
Nonconforming mortgage loan securitizations (3)	$165,218	—	2,203	512	(4)	2,711
Commercial real estate loans	5,289	5,275	—	14	—	5,289
Other	1,186	67	—	10	—	77
Total	$171,693	5,342	2,203	536	(4)	8,077
		Maximum exposure to loss
		Loans	Debt securities (1)	All other assets (2)	Debt, guarantees, and other commitments	Total exposure
Nonconforming mortgage loan securitizations (3)		$—	2,203	512	4	2,719
Commercial real estate loans		5,275	—	14	695	5,984
Other		67	—	10	157	234
Total		$5,342	2,203	536	856	8,937
(1)Includes $0 million and $298 million of securities classified as trading at September 30, 2025, and December 31, 2024, respectively.
(2)All other assets includes mortgage servicing rights, derivative assets, and other assets. Other assets at December 31, 2024, were predominantly servicer advances.
(3)In first quarter 2025, we sold the non-agency portion of our commercial mortgage third-party servicing business. As a result, we no longer have continuing involvement in the form of servicing.

108	Wells Fargo & Company

INVOLVEMENT WITH TAX CREDIT VIES. In addition to the unconsolidated VIEs in Table 13.4, we may invest in or provide funding to affordable housing, renewable energy or similar projects that are designed to generate a return primarily through the realization of federal income tax credits and other income tax benefits. Our affordable housing investments generate low-income housing tax credits and our renewable energy investments generate either production tax credits, investment tax credits, or both. The projects are typically managed by third-party sponsors who have the power over the VIE’s assets; therefore, we do not consolidate the VIEs. The carrying value of our equity investments in tax credit VIEs was $20.6 billion and $21.7 billion at September 30, 2025, and December 31, 2024, respectively. Additionally, we had loans to tax credit VIEs with a carrying value of $1.8 billion and $1.9 billion at September 30, 2025, and December 31, 2024, respectively.

Our maximum exposure to loss for tax credit VIEs at September 30, 2025, and December 31, 2024, was $26.7 billion and $29.1 billion, respectively. Our maximum exposure to loss included total unfunded equity and lending commitments of $4.4 billion and $5.5 billion at September 30, 2025, and
December 31, 2024, respectively. Under these commitments, we are required to provide additional financial support during the investment period, at the discretion of project sponsors, or for certain renewable energy investments, on a contingent basis based on the amount of income tax credits earned. For equity investments accounted for using the proportional amortization method, a liability is recognized in accrued expenses and liabilities on our consolidated balance sheet for unfunded commitments that are either legally binding or contingent but probable of funding. The liability recognized for these commitments at September 30, 2025, and December 31, 2024, was $5.4 billion and $6.4 billion, respectively. Substantially all of these commitments are expected to be funded within three years. See Note 14 (Guarantees and Other Commitments) for additional information about unrecognized commitments to purchase equity securities.

Table 13.5 summarizes the impacts to our consolidated statement of income related to our affordable housing and renewable energy equity investments, which are accounted for using either the proportional amortization method or the equity method.
Table 13.5: Income Statement Impacts for Affordable Housing and Renewable Energy Tax Credit Investments

		Quarter ended September 30,		Nine months ended September 30,
(in millions)		2025	2024	2025	2024
Income (loss) before income tax expense (1)	(A)	$50	9	$76	(43)
Income tax expense (benefit):
Proportional amortization of investments		765	539	2,370	2,403
Income tax credits and other income tax benefits		(968)	(879)	(3,172)	(3,224)
Net expense (benefit) recognized within income tax expense	(B)	(203)	(340)	(802)	(821)
Net income related to affordable housing and renewable energy tax credit investments	(A)-(B)	$253	349	$878	778
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

We consolidate the master trust because, as the servicer of the credit card loans, we have the power to direct the activities that most significantly impact the economic performance and hold variable interests potentially significant to the VIE. We hold a minimum of 5% seller’s interest in the transferred credit card loans and we retain subordinated securities issued by the master trust, which collectively could result in exposure to potentially significant losses or benefits from the master trust. As of September 30, 2025, and December 31, 2024, we held seller’s interest of $4.0 billion and $6.5 billion, respectively, in the transferred credit card loans and $1.5 billion (at par) and $750 million (at par), respectively, in the subordinated securities issued by the master trust, which are both eliminated in our consolidated financial statements. The transferred credit card loans and debt securities issued to third parties are recognized on our consolidated balance sheet, and classified as loans and long-term debt, respectively.

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
Table 13.6: Transactions with Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	All other assets (1)	Long-term debt	Accrued expenses and other liabilities
September 30, 2025
Commercial and industrial loans and leases	$1,794	1,609	185	—	(165)
Credit card securitizations	9,526	9,332	48	(3,775)	(8)
Other	2,209	—	2,209	—	(4)
Total consolidated VIEs	$13,529	10,941	2,442	(3,775)	(177)
December 31, 2024
Commercial and industrial loans and leases	$1,737	1,570	167	—	(118)
Credit card securitizations	9,803	9,615	25	(2,240)	(5)
Other	479	—	479	—	(1)
Total consolidated VIEs	$12,019	11,185	671	(2,240)	(124)
(1)All other assets includes loans held for sale and other assets.
Other Transactions
In addition to the transactions included in the previous tables, we used wholly-owned trust preferred security VIEs to issue debt securities or preferred equity exclusively to third-party investors. As the sole assets of the VIEs were receivables from us, we did not consolidate the VIEs even though we owned all of the voting equity shares of the VIEs, had fully guaranteed the obligations of the VIEs, and had the right to redeem the third-party securities under certain circumstances. On our consolidated balance sheet, we reported the debt securities issued to the VIEs as long-term junior subordinated debt with a carrying value of $0 and $429 million at September 30, 2025, and December 31, 2024, respectively. In second quarter 2025, we redeemed the long-term junior subordinated debt, which triggered the redemption of the securities issued by the VIEs to third-party investors.

110	Wells Fargo & Company

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
Table 14.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
September 30, 2025
Standby letters of credit (1)	$97	14,369	5,279	1,705	13	21,366	7,001
Direct pay letters of credit (1)	4	1,077	1,777	81	89	3,024	696
Loans and LHFS sold with recourse	86	1,424	3,103	3,794	5,775	14,096	10,698
Exchange and clearing house guarantees	—	96,625	—	—	—	96,625	—
Other guarantees and indemnifications	42	1,523	772	551	1,191	4,037	886
Total guarantees	$229	115,018	10,931	6,131	7,068	139,148	19,281
December 31, 2024
Standby letters of credit (1)	$90	13,311	6,951	1,538	17	21,817	7,198
Direct pay letters of credit (1)	2	1,818	1,051	108	92	3,069	766
Loans and LHFS sold with recourse	82	593	3,089	3,969	6,223	13,874	10,660
Exchange and clearing house guarantees	—	38,852	—	—	—	38,852	—
Other guarantees and indemnifications	36	1,888	496	124	553	3,061	1,022
Total guarantees	$210	56,462	11,587	5,739	6,885	80,673	19,646
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

WRITTEN OPTIONS. We enter into written foreign currency options and over-the-counter written equity put options that are derivative contracts that have the characteristics of a guarantee. The fair value of written options represents our view of the probability that we will be required to perform under the contract. The fair value of these written options was an asset of $196 million and a liability of $88 million at September 30, 2025, and December 31, 2024, respectively. The fair value may be an asset as a result of deferred premiums on certain option trades. The maximum exposure to loss represents the notional value of these derivative contracts. At September 30, 2025, the maximum exposure to loss was $58.4 billion, with $54.1 billion expiring in three years or less compared with $34.3 billion and $31.5 billion, respectively, at December 31, 2024. See Note 11
(Derivatives) for additional information regarding written derivative contracts.

MERCHANT SERVICES. We provide merchants with solutions for processing debit and credit card transactions through payment networks and serve as a card network sponsor for large payment companies. In April 2025, we acquired the remaining interest in our merchant services joint venture. In our role as a merchant acquiring bank, we have a potential obligation in connection with disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of September 30, 2025, our potential maximum exposure was approximately $396.8 billion, and related losses were insignificant.

GUARANTEES OF SUBSIDIARIES. The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $1.6 billion and $1.3 billion at September 30, 2025, and December 31, 2024, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

Wells Fargo & Company	111

Note 14:  Guarantees and Other Commitments (continued)
OTHER COMMITMENTS. As of September 30, 2025, and December 31, 2024, we had commitments to purchase equity securities of $6.7 billion and $6.6 billion, respectively, which predominantly included Federal Reserve Bank stock and tax credit investments accounted for using the equity method.

We have commitments to enter into resale and securities borrowing agreements as well as repurchase and securities lending agreements with certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments for resale and securities borrowing agreements was $43.9 billion and $27.3 billion as of September 30, 2025, and December 31, 2024, respectively. The amount of our unfunded contractual commitments for repurchase and securities lending agreements was $7.0 billion and $2.0 billion as of September 30, 2025, and December 31, 2024, respectively.

Given the nature of these commitments, they are excluded from Table 5.4 (Unfunded Credit Commitments) in Note 5 (Loans and Related Allowance for Credit Losses).

112	Wells Fargo & Company

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
Table 15.1: Offsetting – Securities Financing Activities

(in millions)	Sep 30, 2025	Dec 31, 2024
Assets:
Resale and securities borrowing agreements
Gross amounts recognized	$253,629	159,538
Gross amounts offset in consolidated balance sheet (1)	(99,053)	(54,208)
Net amounts in consolidated balance sheet (2)	154,576	105,330
Collateral received not recognized in consolidated balance sheet (3)	(153,384)	(104,313)
Net amount (4)	$1,192	1,017
Liabilities:
Repurchase and securities lending agreements
Gross amounts recognized	$301,313	149,427
Gross amounts offset in consolidated balance sheet (1)	(99,053)	(54,208)
Net amounts in consolidated balance sheet (5)	202,260	95,219
Collateral pledged but not netted in consolidated balance sheet (6)	(202,204)	(95,170)
Net amount (4)	$56	49
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset within our consolidated balance sheet.
(2)Included in federal funds sold and securities purchased under resale agreements on our consolidated balance sheet. Excludes $26.9 billion and $21.8 billion classified on our consolidated balance sheet in loans at September 30, 2025, and December 31, 2024, respectively, which relates to resale agreements involving collateral other than securities as part of our commercial lending business activities.
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

Wells Fargo & Company	113

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
Table 15.2: Gross Obligations by Underlying Collateral Type

(in millions)	Sep 30, 2025	Dec 31, 2024
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$168,219	70,362
Securities of U.S. States and political subdivisions	500	648
Federal agency mortgage-backed securities	101,440	54,107
Non-agency mortgage-backed securities	2,687	2,397
Corporate debt securities	12,731	10,008
Asset-backed securities	2,957	2,334
Equity securities	2,204	1,584
Other	2,555	740
Total repurchases	293,293	142,180
Securities lending arrangements:
Securities of U.S. Treasury and federal agencies	133	214
Corporate debt securities	2,146	1,925
Equity securities	5,722	5,101
Other	19	7
Total securities lending	8,020	7,247
Total repurchases and securities lending	$301,313	149,427
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
Table 15.3: Contractual Maturities of Gross Obligations

(in millions)	Repurchase agreements	Securities lending agreements
September 30, 2025
Overnight/continuous	$194,361	4,369
Up to 30 days	57,556	—
30-90 days	19,881	—
>90 days	21,495	3,651
Total gross obligation	$293,293	8,020
December 31, 2024
Overnight/continuous	$79,560	4,096
Up to 30 days	40,318	—
30-90 days	8,909	300
>90 days	13,393	2,851
Total gross obligation	$142,180	7,247

114	Wells Fargo & Company

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
Table 16.1: Pledged Assets

(in millions)	Sep 30, 2025	Dec 31, 2024
Pledged to counterparties that had the right to sell or repledge:
Debt securities:
Trading	$119,823	86,142
Available-for-sale	670	3,078
Equity securities	17,022	9,774
All other assets	485	461
Total assets pledged to counterparties that had the right to sell or repledge	138,000	99,455
Pledged to counterparties that did not have the right to sell or repledge:
Debt securities:
Trading	6,052	5,121
Available-for-sale	138,956	97,025
Held-to-maturity	192,601	213,829
Loans	504,092	485,701
Equity securities	521	2,150
All other assets	873	853
Total assets pledged to counterparties that did not have the right to sell or repledge	843,095	804,679
Total pledged assets	$981,095	904,134
Collateral Accepted
We receive financial assets as collateral that we are permitted to sell or repledge. This collateral is obtained in connection with securities purchased under resale agreements and securities borrowing transactions, customer margin loans, and derivative contracts. We may use this collateral in connection with securities sold under repurchase agreements and securities lending transactions, derivative contracts, and short sales. At September 30, 2025, and December 31, 2024, the fair value of this collateral received that we have the right to sell or repledge was $415.1 billion and $288.7 billion, respectively, of which $281.0 billion and $142.2 billion, respectively, were sold or repledged.

Wells Fargo & Company	115

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

Consumer Banking and Lending offers diversified financial products and services for consumers and small businesses with annual sales generally up to $25 million. These financial products and services include checking and savings accounts, credit and debit cards as well as home, auto, personal, and small business lending.

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

116	Wells Fargo & Company

Table 17.1 presents our results by operating segment.
Table 17.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2025
Net interest income (2)	$7,505	1,949	1,870	974	(273)	(75)	11,950
Noninterest income	2,145	1,092	3,009	3,222	449	(431)	9,486
Total revenue	9,650	3,041	4,879	4,196	176	(506)	21,436
Provision for credit losses	767	39	(107)	(14)	(4)	—	681
Personnel expense	3,522	912	1,499	2,756	332	—	9,021
Nonpersonnel expense	2,446	533	863	665	318	—	4,825
Total noninterest expense	5,968	1,445	2,362	3,421	650	—	13,846
Income (loss) before income tax expense (benefit)	2,915	1,557	2,624	789	(470)	(506)	6,909
Income tax expense (benefit)	730	393	658	198	(173)	(506)	1,300
Net income (loss) before noncontrolling interests	2,185	1,164	1,966	591	(297)	—	5,609
Less: Net income from noncontrolling interests	—	2	—	—	18	—	20
Net income (loss)	$2,185	1,162	1,966	591	(315)	—	5,589
Quarter ended September 30, 2024
Net interest income (2)	$7,149	2,289	1,909	842	(415)	(84)	11,690
Noninterest income	1,975	1,044	3,002	3,036	78	(459)	8,676
Total revenue	9,124	3,333	4,911	3,878	(337)	(543)	20,366
Provision for credit losses	930	85	26	16	8	—	1,065
Personnel expense	3,357	957	1,470	2,551	256	—	8,591
Nonpersonnel expense	2,267	523	759	603	324	—	4,476
Total noninterest expense	5,624	1,480	2,229	3,154	580	—	13,067
Income (loss) before income tax expense (benefit)	2,570	1,768	2,656	708	(925)	(543)	6,234
Income tax expense (benefit)	646	448	664	179	(330)	(543)	1,064
Net income (loss) before noncontrolling interests	1,924	1,320	1,992	529	(595)	—	5,170
Less: Net income from noncontrolling interests	—	2	—	—	54	—	56
Net income (loss)	$1,924	1,318	1,992	529	(649)	—	5,114
Nine months ended September 30, 2025
Net interest income (2)	$21,647	5,909	5,475	2,691	(340)	(229)	35,153
Noninterest income	6,144	2,990	9,141	9,277	898	(1,196)	27,254
Total revenue	27,791	8,899	14,616	11,968	558	(1,425)	62,407
Provision for credit losses	2,451	183	(4)	9	(21)	—	2,618
Personnel expense	10,691	3,033	4,659	8,203	618	—	27,204
Nonpersonnel expense	7,004	1,601	2,430	1,823	1,054	—	13,912
Total noninterest expense	17,695	4,634	7,089	10,026	1,672	—	41,116
Income (loss) before income tax expense (benefit)	7,645	4,082	7,531	1,933	(1,093)	(1,425)	18,673
Income tax expense (benefit)	1,908	1,034	1,887	470	(1,136)	(1,425)	2,738
Net income before noncontrolling interests	5,737	3,048	5,644	1,463	43	—	15,935
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(48)	—	(42)
Net income	$5,737	3,042	5,644	1,463	91	—	15,977
Nine months ended September 30, 2024
Net interest income (2)	$21,283	6,848	5,881	2,617	(527)	(262)	35,840
Noninterest income	5,938	2,759	8,850	8,861	761	(1,091)	26,078
Total revenue	27,221	9,607	14,731	11,478	234	(1,353)	61,918
Provision for credit losses	2,650	257	316	5	11	—	3,239
Personnel expense	10,444	3,124	4,584	7,755	751	—	26,658
Nonpersonnel expense	6,905	1,541	2,145	1,822	1,627	—	14,040
Total noninterest expense	17,349	4,665	6,729	9,577	2,378	—	40,698
Income (loss) before income tax expense (benefit)	7,222	4,685	7,686	1,896	(2,155)	(1,353)	17,981
Income tax expense (benefit)	1,815	1,191	1,928	502	(804)	(1,353)	3,279
Net income (loss) before noncontrolling interests	5,407	3,494	5,758	1,394	(1,351)	—	14,702
Less: Net income from noncontrolling interests	—	8	—	—	51	—	59
Net income (loss)	$5,407	3,486	5,758	1,394	(1,402)	—	14,643

Wells Fargo & Company	117

Note 17: Operating Segments (continued)

(continued from previous page)

	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2025 (3)
Loans (average)	$325,279	219,356	295,895	86,150	1,997	—	928,677
Assets (average)	358,960	241,942	679,877	93,062	636,359	—	2,010,200
Deposits (average)	781,329	171,976	204,056	127,377	55,201	—	1,339,939

Nine months ended September 30, 2025 (3)
Loans (average)	$319,614	223,191	286,424	85,128	3,578	—	917,935
Assets (average)	354,099	245,823	644,390	91,795	618,635	—	1,954,742
Deposits (average)	780,448	177,570	203,464	124,803	50,690	—	1,336,975

Loans (period-end)	327,214	223,235	303,980	87,752	921	—	943,102
Assets (period-end)	363,729	247,222	715,683	94,248	642,044	—	2,062,926
Deposits (period-end)	782,292	176,954	211,051	132,657	64,407	—	1,367,361
Quarter ended September 30, 2024
Loans (average)	$323,615	222,116	275,218	82,797	6,509	—	910,255
Assets (average)	358,591	244,807	574,697	89,587	648,930	—	1,916,612
Deposits (average)	773,554	173,158	194,315	107,991	92,662	—	1,341,680

Nine months ended September 30, 2024
Loans (average)	$326,417	223,482	278,072	82,815	7,620	—	918,406
Assets (average)	362,475	246,107	561,280	89,928	656,289	—	1,916,079
Deposits (average)	775,005	168,044	188,399	104,117	107,691	—	1,343,256

Loans (period-end)	322,745	223,999	273,723	83,023	6,221	—	909,711
Assets (period-end)	358,762	248,313	583,144	89,288	642,618	—	1,922,125
Deposits (period-end)	775,745	178,406	199,700	112,472	83,323	—	1,349,646
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
(3)In third quarter 2025, we prospectively transferred approximately $8 billion of loans and approximately $6 billion of deposits related to certain business customers from the Commercial Banking operating segment to Consumer, Small and Business Banking in the Consumer Banking and Lending operating segment.

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
Table 18.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2025
Net interest income (2)	$7,505	1,949	1,870	974	(273)	(75)	11,950
Noninterest income:
Deposit-related fees	698	311	273	7	1	—	1,290
Lending-related fees (2)	22	144	214	4	—	—	384
Investment advisory and other asset-based fees (3)	1	19	39	2,601	—	—	2,660
Commissions and brokerage services fees	—	—	95	557	(1)	—	651
Investment banking fees	(2)	45	826	—	(29)	—	840
Card fees:
Card interchange and network revenue (4)	973	47	13	1	1	—	1,035
Other card fees (2)	189	—	—	—	(1)	—	188
Total card fees	1,162	47	13	1	—	—	1,223
Mortgage banking (2)	199	—	70	(3)	2	—	268
Net gains from trading activities (2)	—	—	1,425	35	6	—	1,466
Net gains from debt securities (2)	—	—	—	—	—	—	—
Net gains (losses) from equity securities (2)	—	23	(4)	—	130	—	149
Lease income (2)	—	119	—	—	147	—	266
Other (2)(4)	65	384	58	20	193	(431)	289
Total noninterest income	2,145	1,092	3,009	3,222	449	(431)	9,486
Total revenue	$9,650	3,041	4,879	4,196	176	(506)	21,436
Quarter ended September 30, 2024
Net interest income (2)	$7,149	2,289	1,909	842	(415)	(84)	11,690
Noninterest income:
Deposit-related fees	710	303	279	6	1	—	1,299
Lending-related fees (2)	22	138	213	3	—	—	376
Investment advisory and other asset-based fees (3)	—	20	37	2,406	—	—	2,463
Commissions and brokerage services fees	—	—	98	548	—	—	646
Investment banking fees	—	26	668	—	(22)	—	672
Card fees:
Card interchange and network revenue (4)	892	51	13	1	—	—	957
Other card fees (2)	139	—	—	—	—	—	139
Total card fees	1,031	51	13	1	—	—	1,096
Mortgage banking (2)	137	—	146	(3)	—	—	280
Net gains from trading activities (2)	—	—	1,366	40	32	—	1,438
Net losses from debt securities (2)	—	—	—	—	(447)	—	(447)
Net gains (losses) from equity securities (2)	(2)	11	1	—	247	—	257
Lease income (2)	—	126	—	—	151	—	277
Other (2)(4)	77	369	181	35	116	(459)	319
Total noninterest income	1,975	1,044	3,002	3,036	78	(459)	8,676
Total revenue	$9,124	3,333	4,911	3,878	(337)	(543)	20,366

(continued on following page)

Wells Fargo & Company	119

Note 18: Revenue and Expenses (continued)

(continued from previous page)

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Nine months ended September 30, 2025
Net interest income (2)	$21,647	5,909	5,475	2,691	(340)	(229)	35,153
Noninterest income:
Deposit-related fees	2,002	970	814	20	2	—	3,808
Lending-related fees (2)	67	418	624	12	—	—	1,121
Investment advisory and other asset-based fees (3)	1	60	119	7,515	—	—	7,695
Commissions and brokerage services fees	—	—	298	1,602	(1)	—	1,899
Investment banking fees	(3)	102	2,291	—	(79)	—	2,311
Card fees:
Card interchange and network revenue (4)	2,799	145	40	3	3	—	2,990
Other card fees (2)	450	—	—	—	—	—	450
Total card fees	3,249	145	40	3	3	—	3,440
Mortgage banking (2)	590	—	248	(10)	2	—	830
Net gains from trading activities (2)	—	—	4,001	89	19	—	4,109
Net gains (losses) from debt securities (2)	—	2	—	—	(149)	—	(147)
Net gains (losses) from equity securities (2)	5	21	58	(12)	(147)	—	(75)
Lease income (2)	—	358	—	—	444	—	802
Other (2)(4)	233	914	648	58	804	(1,196)	1,461
Total noninterest income	6,144	2,990	9,141	9,277	898	(1,196)	27,254
Total revenue	$27,791	8,899	14,616	11,968	558	(1,425)	62,407
Nine months ended September 30, 2024
Net interest income (2)	$21,283	6,848	5,881	2,617	(527)	(262)	35,840
Noninterest income:
Deposit-related fees	2,077	877	804	18	2	—	3,778
Lending-related fees (2)	69	415	621	7	—	—	1,112
Investment advisory and other asset-based fees (3)	—	63	116	7,030	—	—	7,209
Commissions and brokerage services fees	—	—	272	1,614	—	—	1,886
Investment banking fees	(3)	67	1,949	—	(73)	—	1,940
Card fees:
Card interchange and network revenue (4)	2,674	156	41	3	1	—	2,875
Other card fees (2)	383	—	—	—	—	—	383
Total card fees	3,057	156	41	3	1	—	3,258
Mortgage banking (2)	465	—	297	(9)	—	—	753
Net gains (losses) from trading activities (2)	—	(1)	4,158	123	54	—	4,334
Net losses from debt securities (2)	—	—	—	—	(472)	—	(472)
Net gains (losses) from equity securities (2)	(2)	25	15	15	302	—	355
Lease income (2)	—	408	122	—	460	—	990
Other (2)(4)	275	749	455	60	487	(1,091)	935
Total noninterest income	5,938	2,759	8,850	8,861	761	(1,091)	26,078
Total revenue	$27,221	9,607	14,731	11,478	234	(1,353)	61,918
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
(3)We earned trailing commissions of $240 million and $695 million for the third quarter and first nine months of 2025, respectively, and $238 million and $701 million for the third quarter and first nine months of 2024, respectively.
(4)The cost of credit card rewards and rebates of $737 million and $2.1 billion for the third quarter and first nine months of 2025, respectively, and $694 million and $2.0 billion for the third quarter and first nine months of 2024, respectively, are presented net against the related revenue. In April 2025, we completed our acquisition of the remaining interest in our merchant services joint venture and recognized a net gain of $253 million in other noninterest income in Corporate. Following the acquisition, the revenue from this business has been included in card fees. Prior to the acquisition, our share of the net earnings of the joint venture, which was accounted for as an equity method investment, was included in other noninterest income.

120	Wells Fargo & Company

Expenses
OPERATING LOSSES. Operating losses consist of expenses related to:
•Legal actions such as litigation and regulatory matters. For additional information on legal actions, see Note 10 (Legal Actions);
•Customer remediation activities, which are associated with our efforts to identify areas or instances where customers may have experienced financial harm and provide remediation as appropriate. We have accrued for the probable and estimable costs related to our customer remediation activities. We had $124 million and $236 million of accrued liabilities for customer remediation activities as of September 30, 2025, and December 31, 2024, respectively. Amounts may change based on additional facts and information, as well as ongoing reviews and communications with our regulators; and
•Other business activities such as deposit overdraft losses, fraud losses, and isolated instances of customer redress.
Table 18.2 provides the components of our operating losses included in our consolidated statement of income.
Table 18.2: Operating Losses

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Legal actions	$89	76	$192	228
Customer remediation	18	22	40	634
Other	178	195	507	557
Total operating losses	$285	293	$739	1,419
Operating losses may have significant variability given the inherent and unpredictable nature of legal actions and customer remediation activities. The timing and determination of the amount of any associated losses for these matters depends on a variety of factors, some of which are outside of our control.
OTHER EXPENSE. Other noninterest expense on our consolidated statement of income included amounts presented in Table 18.3. Regulatory charges and assessments expense predominantly consisted of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense, including amounts for the FDIC special assessment. For additional information on the FDIC special assessment, see Note 21 (Revenue and Expenses) in our 2024 Form 10-K.
Table 18.3: Other Expense

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Regulatory charges and assessments	$234	212	$781	1,098

Wells Fargo & Company	121

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
Table 19.1: Net Periodic Benefit Cost

	2025			2024
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended September 30,
Service cost	$8	—	—	7	—	—
Interest cost	98	4	4	97	5	3
Expected return on plan assets	(123)	—	(7)	(118)	—	(6)
Amortization of net actuarial loss (gain)	33	1	(7)	35	1	(7)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Net periodic benefit cost	$16	5	(12)	21	6	(12)
Nine months ended September 30,
Service cost	$25	—	—	22	—	—
Interest cost	293	12	10	290	13	10
Expected return on plan assets	(369)	—	(21)	(354)	—	(19)
Amortization of net actuarial loss (gain)	100	2	(19)	104	4	(19)
Amortization of prior service credit	—	—	(7)	—	—	(7)
Net periodic benefit cost	$49	14	(37)	62	17	(35)

122	Wells Fargo & Company

Note 20: Earnings and Dividends Per Common Share
Table 20.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 20.1: Earnings Per Common Share Calculations

	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Wells Fargo net income	$5,589	5,114	$15,977	14,643
Less: Preferred stock dividends and other (1)	248	262	806	838
Wells Fargo net income applicable to common stock (numerator)	$5,341	4,852	$15,171	13,805
Earnings per common share
Average common shares outstanding (denominator)	3,182.2	3,384.8	3,231.4	3,464.1
Per share	$1.68	1.43	$4.69	3.99
Diluted earnings per common share
Average common shares outstanding	3,182.2	3,384.8	3,231.4	3,464.1
Add: Stock-based compensation awards (2)	41.3	40.3	38.9	39.4
Diluted average common shares outstanding (denominator)	3,223.5	3,425.1	3,270.3	3,503.5
Per share	$1.66	1.42	$4.64	3.94
(1)Includes costs associated with any preferred stock redemption.
(2)Stock-based compensation may include restricted share rights, performance share awards, and stock options. Dilution effect calculated using the treasury stock method.
Table 20.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 20.2: Outstanding Anti-Dilutive Securities

			Weighted-average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Stock-based compensation awards (2)	0.7	—	0.8	0.4
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 20.3 presents dividends declared per common share.
Table 20.3: Dividends Declared Per Common Share

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Per common share	$0.45	0.40	$1.25	1.10

Wells Fargo & Company	123

Note 21: Other Comprehensive Income
Table 21.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects. Income tax effects are reclassified from accumulated OCI to net income in the same period as the related pre-tax amount.
Table 21.1: Summary of Other Comprehensive Income

	Quarter ended September 30,						Nine months ended September 30,
	2025			2024			2025			2024
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$1,772	(437)	1,335	3,754	(923)	2,831	$4,140	(1,021)	3,119	2,782	(686)	2,096
Reclassification of net (gains) losses to net income	422	(104)	318	590	(147)	443	522	(129)	393	853	(210)	643
Net change	2,194	(541)	1,653	4,344	(1,070)	3,274	4,662	(1,150)	3,512	3,635	(896)	2,739
Derivatives and hedging activities:
Fair Value Hedges:
Change in fair value of excluded components on fair value hedges (1)	6	(2)	4	5	(1)	4	18	(5)	13	16	(4)	12
Cash Flow Hedges:
Net unrealized gains (losses) arising during the period on cash flow hedges	(5)	2	(3)	1,094	(270)	824	718	(177)	541	(136)	34	(102)
Reclassification of net (gains) losses to net income	180	(45)	135	222	(56)	166	486	(120)	366	677	(168)	509
Net change	181	(45)	136	1,321	(327)	994	1,222	(302)	920	557	(138)	419
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	8	(2)	6	—	—	—	8	(2)	6	—	—	—
Reclassification of amounts to noninterest expense (2)	25	(5)	20	27	(6)	21	76	(17)	59	82	(19)	63
Net change	33	(7)	26	27	(6)	21	84	(19)	65	82	(19)	63
Debit valuation adjustments (DVA) and other:
Net unrealized gains (losses) arising during the period	(34)	8	(26)	(1)	—	(1)	(55)	13	(42)	(32)	7	(25)
Reclassification of net (gains) losses to net income	1	—	1	—	—	—	1	—	1	—	—	—
Net change	(33)	8	(25)	(1)	—	(1)	(54)	13	(41)	(32)	7	(25)
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(72)	1	(71)	61	—	61	74	(1)	73	13	(1)	12
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	(72)	1	(71)	61	—	61	74	(1)	73	13	(1)	12
Other comprehensive income (loss)	$2,303	(584)	1,719	5,752	(1,403)	4,349	$5,988	(1,459)	4,529	4,255	(1,047)	3,208
Less: Other comprehensive income from noncontrolling interests, net of tax			—			—			—			—
Wells Fargo other comprehensive income, net of tax			$1,719			4,349			$4,529			3,208
(1)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income.
(2)These items are included in the computation of net periodic benefit cost. See Note 19 (Employee Benefits) for additional information.

124	Wells Fargo & Company

Table 21.2 provides the accumulated OCI balance activity on an after-tax basis.

Table 21.2: Accumulated OCI Balances

(in millions)	Debt securities (1)	Fair value hedges (2)	Cash flow hedges (3)	Defined benefit plans adjustments	Debit valuation adjustments (DVA) and other	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended September 30, 2025
Balance, beginning of period	$(6,997)	(37)	(296)	(1,634)	(62)	(340)	(9,366)
Net unrealized gains (losses) arising during the period	1,335	4	(3)	6	(26)	(71)	1,245
Amounts reclassified from accumulated other comprehensive income	318	—	135	20	1	—	474
Net change	1,653	4	132	26	(25)	(71)	1,719
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(5,344)	(33)	(164)	(1,608)	(87)	(411)	(7,647)
Quarter ended September 30, 2024
Balance, beginning of period	$(9,099)	(53)	(1,371)	(1,791)	(39)	(368)	(12,721)
Net unrealized gains (losses) arising during the period	2,831	4	824	—	(1)	61	3,719
Amounts reclassified from accumulated other comprehensive income	443	—	166	21	—	—	630
Net change	3,274	4	990	21	(1)	61	4,349
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(5,825)	(49)	(381)	(1,770)	(40)	(307)	(8,372)
Nine months ended September 30, 2025
Balance, beginning of period	$(8,856)	(46)	(1,071)	(1,673)	(46)	(484)	(12,176)
Net unrealized gains (losses) arising during the period	3,119	13	541	6	(42)	73	3,710
Amounts reclassified from accumulated other comprehensive income	393	—	366	59	1	—	819
Net change	3,512	13	907	65	(41)	73	4,529
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(5,344)	(33)	(164)	(1,608)	(87)	(411)	(7,647)
Nine months ended September 30, 2024
Balance, beginning of period	$(8,564)	(61)	(788)	(1,833)	(15)	(319)	(11,580)
Net unrealized gains (losses) arising during the period	2,096	12	(102)	—	(25)	12	1,993
Amounts reclassified from accumulated other comprehensive income	643	—	509	63	—	—	1,215
Net change	2,739	12	407	63	(25)	12	3,208
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(5,825)	(49)	(381)	(1,770)	(40)	(307)	(8,372)
(1)At September 30, 2025 and 2024, accumulated other comprehensive loss includes unamortized after-tax unrealized losses of $2.8 billion and $3.2 billion, respectively, associated with the transfer of securities from AFS to HTM. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.
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
Table 22.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	Sep 30, 2025		Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025		Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
Regulatory capital:
Common Equity Tier 1	$136,591		134,588	136,591	134,588	150,610		145,651	150,610	145,651
Tier 1	152,817		152,866	152,817	152,866	150,610		145,651	150,610	145,651
Total	183,784		184,638	173,521	174,446	167,823		167,936	157,651	158,021
Assets:
Risk-weighted assets	1,242,445		1,216,146	1,072,212	1,085,017	1,147,472		1,113,190	921,346	916,135
Adjusted average assets (1)	1,981,767		1,891,333	1,981,767	1,891,333	1,730,387		1,669,946	1,730,387	1,669,946
Regulatory capital ratios:
Common Equity Tier 1 capital	10.99%	*	11.07	12.74	12.40	13.13	*	13.08	16.35	15.90
Tier 1 capital	12.30	*	12.57	14.25	14.09	13.13	*	13.08	16.35	15.90
Total capital	14.79	*	15.18	16.18	16.08	14.63	*	15.09	17.11	17.25
Required minimum capital ratios:
Common Equity Tier 1 capital	9.70		9.80	8.50	8.50	7.00		7.00	7.00	7.00
Tier 1 capital	11.20		11.30	10.00	10.00	8.50		8.50	8.50	8.50
Total capital	13.20		13.30	12.00	12.00	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	September 30, 2025			December 31, 2024		September 30, 2025			December 31, 2024
Regulatory leverage:
Total leverage exposure (2)	$2,379,262			2,267,641		2,112,499			2,033,458
Supplementary leverage ratio (2)	6.42%			6.74		7.13			7.16
Tier 1 leverage ratio (1)	7.71			8.08		8.70			8.72
Required minimum leverage (3):
Supplementary leverage ratio	5.00			5.00		6.00			6.00
Tier 1 leverage ratio	4.00			4.00		5.00			5.00
*Denotes the binding framework, which is the lower of the Standardized and Advanced Approaches, at September 30, 2025.
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
(3)Represents the required minimum for the Bank to be considered well-capitalized under applicable regulatory capital adequacy rules.
At September 30, 2025, the Common Equity Tier 1 (CET1), Tier 1 and Total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50% and a countercyclical buffer of 0.00%. In addition, these ratios included a stress capital buffer of 3.70% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The Company is required to maintain these risk-based capital ratios and to maintain a supplementary leverage ratio (SLR) that included a supplementary leverage buffer of 2.00% to avoid restrictions on capital distributions and discretionary bonus payments. The CET1, Tier 1 and Total capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced Approaches. The G-SIB surcharge and countercyclical buffer are not applicable to the Bank. At September 30, 2025, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.
Capital Planning Requirements
The FRB’s capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain large bank holding companies (BHCs), including Wells Fargo. The FRB conducts an

126	Wells Fargo & Company

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

Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 22.2 provides a summary of restrictions on cash and cash equivalents.
Table 22.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Sep 30, 2025	Dec 31, 2024
Reserve balance for non-U.S. central banks	$210	188
Segregated for benefit of brokerage customers under federal and other brokerage regulations	1,209	1,035

Wells Fargo & Company	127

Glossary of Acronyms

ACL	Allowance for credit losses	GSE	Government-sponsored enterprise
AFS	Available-for-sale	G-SIB	Global systemically important bank
AOCI	Accumulated other comprehensive income	HQLA	High-quality liquid assets
ARM	Adjustable-rate mortgage	HTM	Held-to-maturity
ASU	Accounting Standards Update	LCR	Liquidity coverage ratio
AVM	Automated valuation model	LHFS	Loans held for sale
BCBS	Basel Committee on Banking Supervision	LOCOM	Lower of cost or fair value
BHC	Bank holding company	LTV	Loan-to-value
CCAR	Comprehensive Capital Analysis and Review	MBS	Mortgage-backed securities
CD	Certificate of deposit	MSR	Mortgage servicing right
CECL	Current expected credit loss	NAV	Net asset value
CET1	Common Equity Tier 1	NPA	Nonperforming asset
CFPB	Consumer Financial Protection Bureau	NSFR	Net stable funding ratio
CLO	Collateralized loan obligation	OCC	Office of the Comptroller of the Currency
CRE	Commercial real estate	OCI	Other comprehensive income
CVA	Credit valuation adjustment	OTC	Over-the-counter
DPD	Days past due	ROA	Return on average assets
DVA	Debit valuation adjustment	ROE	Return on average equity
ESOP	Employee Stock Ownership Plan	ROTCE	Return on average tangible common equity
FASB	Financial Accounting Standards Board	RWAs	Risk-weighted assets
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	S&P	Standard & Poor’s Global Ratings
FHLB	Federal Home Loan Bank	SLR	Supplementary leverage ratio
FHLMC	Federal Home Loan Mortgage Corporation	SOFR	Secured Overnight Financing Rate
FICO	Fair Isaac Corporation (credit rating)	SPE	Special purpose entity
FNMA	Federal National Mortgage Association	TLAC	Total Loss Absorbing Capacity
FRB	Board of Governors of the Federal Reserve System	VA	Department of Veterans Affairs
FVA	Funding valuation adjustment	VaR	Value-at-Risk
GAAP	Generally accepted accounting principles	VIE	Variable interest entity
GNMA	Government National Mortgage Association	WIM	Wealth and Investment Management

128	Wells Fargo & Company

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Issuance of Equity Securities
On August 13, 2025, and August 14, 2025, the Company issued an aggregate of 411,536 shares of common stock to plaintiffs’ counsel as payment in connection with the settlement of the Himstreet v. Scharf et al. shareholder derivative action previously disclosed in the Company’s Current Report on Form 8-K filed April 30, 2025. The shares were issued in reliance on the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2025.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Approximate dollar value of shares that may yet be repurchased under the authorization (in millions)
July	28,000,000	$81.76	$38,468
August	29,726,893	79.05	36,118
September	16,832,532	80.84	34,758
Total	74,559,425
(1)A portion of the shares repurchased in July 2025 were under an authorization covering up to $30 billion of common stock approved by the Board of Directors (Board) and publicly announced by the Company on July 25, 2023. All remaining shares were repurchased under an authorization covering up to an additional $40 billion of common stock approved by the Board and publicly announced by the Company on April 29, 2025. Unless modified or revoked by the Board, these authorizations do not expire.

Item 5.    Other Information

Trading Plans
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Wells Fargo & Company	129

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 31, 2025.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Description of the Company’s Non-Employee Director Compensation Program, effective October 14, 2025.	Filed herewith.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

130	Wells Fargo & Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS FARGO & COMPANY
(Registrant)

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: October 31, 2025

Wells Fargo & Company	131