Form 10-K
period 2025-12-31
WELLS FARGO & COMPANY/MN
filed 2026-02-24
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025            Commission File Number 001-2979
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                      ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☑
At June 30, 2025, the aggregate market value of common stock held by non-affiliates was approximately $257.3 billion, based on a closing price of $80.12. At February 13, 2026, 3,085,635,641 shares of common stock were outstanding.
Documents Incorporated by Reference

Incorporated Documents	Where incorporated in Form 10-K
1.Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2025 (“2025 Annual Report to Shareholders”)	Part I – Items 1, 1A, 1C and 3; Part II – Items 5, 7, 7A, 8 and 9A; and Part IV– Item 15
2.Portions of the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

PART I.

ITEM 1.	BUSINESS
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

At December 31, 2025, we had assets of approximately $2.1 trillion, loans of $986.2 billion, deposits of $1.4 trillion and stockholders’ equity of $181.1 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2025, Wells Fargo Bank, N.A. (the Bank) was the Company’s principal subsidiary with assets of $1.8 trillion, or 85% of the Company’s assets.

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
DESCRIPTION OF BUSINESS
General
We are a leading financial services company that provides a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, to individuals, businesses and institutions, primarily in the U.S., as well as in countries outside the U.S. We provide consumer financial products and services including checking and savings accounts, credit and debit cards, and home, auto, personal, and small business lending. In addition, we provide personalized wealth management, brokerage, financial planning, lending, private banking, trust and fiduciary products and services. We also provide financial solutions to private, family owned and public companies through products and services including banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management. We also provide a suite of capital markets, banking and financial products and services to corporate, commercial real estate, government and institutional clients through corporate banking, investment banking, treasury management, commercial real estate lending and servicing, equity and fixed income solutions, as well as sales, trading, and research capabilities. Our website address is www.wellsfargo.com.

As of December 31, 2025, we had four reportable operating segments for management reporting purposes: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. The 2025 Annual Report to Shareholders includes financial information and descriptions of these operating segments.

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
At December 31, 2025, we had approximately 205,000 active employees, with approximately 76% based in the United States. Our global workforce was 50% female and 50% male. In the U.S., 50% of our workforce identified as white, 49% identified as other races/ethnicities, and 1% did not declare.

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

In addition, we offer eligible employees and dependents a comprehensive set of benefits designed to support their physical, financial, and emotional health to help them make the most of their well-being.

Employee learning and development. We invest in the development of our employees and managers. We believe that when our employees feel properly supported, engaged, and confident in their skills, they are more effective and can provide an even better customer experience. During 2025, we invested approximately $200 million in a variety of employee learning and development programs, including functional training, required risk and regulatory compliance training, leadership and professional development, and early talent development programs. Additionally, we provide tuition reimbursement to eligible employees.

Work-life programs. Wells Fargo offers many benefits, programs, and work arrangements intended to provide employees with flexibility and work-life balance. For example, employees in certain non-customer-facing roles continue to have flexibility to work up to two days a week remotely, and are expected to spend a minimum of three days a week in the office. Expectations for other roles, including customer-facing, operations, contact center, and non-U.S. based employees, vary by business need.

Competition
The financial services industry is highly competitive. Our subsidiaries compete with financial services providers such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies, investment banks, investment advisory firms, and mutual fund companies. They also face increased competition from nonbank institutions such as investment managers, brokerage houses, private equity and private credit firms, and financial technology companies, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.

Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type could significantly change the competitive environment in which we conduct business. The financial services industry is also becoming more competitive as further technological advances and the expansion of a digital economy have enabled non-depository institutions to offer products and services traditionally offered by banks and have enabled financial institutions, technology companies, and others to deliver electronic and internet-based financial solutions, including electronic securities trading, lending, savings, and payment solutions. Additionally, digital assets and alternative payment methods, such as cryptocurrencies, stablecoins, and tokens, as well as distributed ledger-based payment, clearing, and settlement processes have the potential to reduce reliance on traditional depository institutions and other financial intermediaries, could lead to a reduction in deposits at banks, and could lead to changes in how financial services are accessed, offered, and delivered. These advances, together with an evolving regulatory environment, could shape the pace and scale at which these innovations are adopted and, in turn, impact our competitive landscape.
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

The following describes the material elements of the regulatory framework applicable to us and the more significant regulations and regulatory oversight initiatives that have affected or may affect our business. For additional information about the regulatory matters discussed below and other regulations and regulatory oversight matters, see the “Capital Management,” “Forward-Looking Statements” and “Risk Factors” sections and Note 25 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements in the 2025 Annual Report to Shareholders.

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

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management. On February 2, 2018, the Company entered into a consent order with the FRB requiring the Company’s Board of Directors (Board) to further enhance the Board’s governance and oversight of the Company, and the Company to further improve the Company’s compliance and operational risk management program. On June 3, 2025, the Company confirmed that the FRB had removed the Company’s limitation on growth in total assets imposed in the consent order. The remaining provisions of the consent order are still in place.

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

FRB approval is generally not required for us to acquire a company (other than a BHC, bank or savings association) engaged in financial activities, as determined by the FRB. Prior notice to the FRB may be required, however, if the company to be acquired has total consolidated assets of $10 billion or more. Prior FRB approval is required before we may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a BHC, bank or savings association. BHCs are also subject to prohibitions on the ability to merge, acquire all or substantially all of the assets of, or acquire control of another company if the total resulting consolidated liabilities would exceed 10% of the aggregate consolidated liabilities of all financial companies.

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

Enhanced supervision and regulation of systemically important firms. The Dodd-Frank Act grants broad authority to federal banking regulators to establish enhanced supervisory and regulatory requirements for systemically important firms. The FRB has a number of regulations implementing enhanced prudential requirements for large BHCs like Wells Fargo regarding risk-based capital and leverage, risk and liquidity management, single counterparty credit limits, and imposing debt-to-equity limits on any BHC that regulators determine poses a grave threat to the financial stability of the United States. The FRB and OCC also have rules implementing stress testing requirements for large BHCs and national banks. Furthermore, to promote a BHC’s safety and soundness and the financial and operational resilience of its operations, the FRB has established expectations regarding effective boards of directors of large BHCs. The OCC, under separate authority, has issued guidelines establishing heightened governance and risk management standards for large national banks such as Wells Fargo Bank, N.A. The OCC guidelines require covered banks to establish and adhere to a written risk governance framework to manage and control their risk-taking activities. The guidelines also formalize roles and responsibilities for risk management practices within covered banks and create certain risk oversight responsibilities for their boards of directors.

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

For additional information on our capital requirements and planning, as well as the leverage and liquidity rules applicable to us, see the “Capital Management” and “Risk Management – Asset/Liability Management – Liquidity Risk and Funding – Liquidity Standards” sections in the 2025 Annual Report to Shareholders.

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

Recovery Plan. In addition to our resolution plans, we must also prepare and periodically submit to the FRB a recovery plan that identifies a range of options that we may consider during times of idiosyncratic or systemic economic stress to remedy any financial weaknesses and restore market confidence without extraordinary government support. Recovery options include the possible sale, transfer or disposal of assets, securities, loan portfolios or businesses. The Bank must also prepare and periodically submit to the OCC a recovery plan that sets forth the Bank’s plan to remain a going concern when the Bank is experiencing considerable financial or operational stress, but has not yet deteriorated to the point where liquidation or resolution is imminent. If either the FRB or the OCC determines that our recovery plan is deficient, they may impose fines, restrictions on our business or ultimately require us to divest assets. In October 2025, the OCC proposed a rule that would rescind their recovery planning guidelines.

Dividend and Share Repurchase Restrictions
The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on our common and preferred stock and principal and interest on our debt is dividends from the Parent’s subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. Federal banking regulators have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. Similarly, as part of their supervisory authority, regulators may limit or restrict subsidiary capital distributions. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital requirements. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note

25 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements in the 2025 Annual Report to Shareholders.

Furthermore, under the Support Agreement, the IHC may be restricted from making dividend payments to the Parent if certain liquidity and/or capital metrics fall below defined triggers, or if the Parent’s board of directors authorizes it to file a case under the U.S. Bankruptcy Code. Any such restriction could materially and adversely impact the Parent’s liquidity and its ability to satisfy its debt and other obligations, as well as its ability to make dividend payments on its common and preferred stock. See the “Risk Factors” section of the 2025 Annual Report to Shareholders for additional information on the Support Agreement.

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

In addition, the FRB’s enhanced supervision regulations for large BHCs, like Wells Fargo, impose capital distribution restrictions, including on the payment of dividends, upon the occurrence of capital, stress test, risk management, or liquidity risk management triggers. For additional information on regulations or arrangements that may impose capital distribution restrictions on the Company and its subsidiaries, see the “Capital Management” and “Risk Factors” sections of the 2025 Annual Report to Shareholders.

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

The FDIC has adopted a comprehensive, long-range plan for DIF management, targeting a designated reserve ratio of 2%. In addition, the FDIC may recover by special assessment on member banks losses to the DIF as a result of resolving a failed bank. For additional information about our FDIC deposit assessment expense, see Note 20 (Revenue and Expenses) to Financial Statements in the 2025 Annual Report to Shareholders.

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

Personal Financial Data Rights. In October 2024, the CFPB issued a rule pursuant to section 1033 of the Dodd-Frank Act that requires financial service providers to make consumers’ data available upon request to consumers and authorized third parties. Given the rule’s requirement to share customer information with authorized third parties, some of whom could be non-financial institutions, the rule could result in increased fraud, data misuse, and competition. In October 2025, a federal court stayed the rule’s compliance deadline pending the CFPB’s reassessment of the rule.

Regulation of Consumer Financial Products
Consumer financial products are subject to numerous and, in many cases, highly complex federal and state consumer protection laws and regulations. In particular, the CFPB implements and enforces regulations designed to ensure that consumers receive timely, clear, and accurate disclosures regarding financial products and are protected from unfair, deceptive or abusive practices. The CFPB has rules impacting consumer financial products, including rules impacting residential mortgage lending, credit cards, and other financial products and banking related activities, as well as the fees that may be charged for certain banking products and services. In addition, the CFPB may conduct ongoing supervisory examination activities of the financial services industry with respect to a number of consumer businesses and products, including mortgage lending and servicing, fair lending requirements, and auto finance.

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
Future Legislation or Regulation
Economic, market and political conditions during the past several years have led to a significant amount of legislation and regulation in the U.S. and abroad affecting the financial services industry, as well as heightened expectations and scrutiny of financial services companies from banking regulators. Further legislative changes and additional regulations may change our operating environment in substantial and unpredictable ways. Such legislation and regulations or any change in regulatory expectations could increase our cost of doing business, affect our compensation structure, restrict or expand the activities in which we may engage, or affect our competitive landscape. We cannot predict whether future legislative proposals will be enacted and, if enacted, the effect that they, or any implementing regulations, would have on our business, results of operations or financial condition.

ADDITIONAL INFORMATION
Additional information in response to this Item 1 can be found in the 2025 Annual Report to Shareholders under “Financial Review” and under “Financial Statements.” That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
Information in response to this Item 1A can be found in this report under Item 1 and in the 2025 Annual Report to Shareholders under “Financial Review – Risk Factors.” That information is incorporated into this item by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C.	CYBERSECURITY
Information in response to this Item 1C can be found in the 2025 Annual Report to Shareholders under “Financial Review – Risk Management – Operational Risk Management.” That information is incorporated into this item by reference.

ITEM 2.	PROPERTIES

December 31, 2025	Approximate square footage (in millions)
We occupy properties in:

Top U.S. locations:
Charlotte-Concord-Gastonia, NC-SC	5.3
Minneapolis-St. Paul-Bloomington, MN-WI	2.9
New York-Newark-Jersey City, NY-NJ-PA	2.7
Los Angeles-Long Beach-Anaheim, CA	2.6
Phoenix-Mesa-Chandler, AZ	2.5
Dallas-Fort Worth-Arlington, TX	2.3
San Francisco-Oakland-Berkeley, CA metro area (including corporate headquarters in San Francisco)	2.1
St. Louis, MO-IL	1.9
Des Moines-West Des Moines, IA	1.6
Washington-Arlington-Alexandria, DC-VA-MD-WV	1.1
Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	1.1
All other U.S. locations	26.6
Total United States	52.8

Top International locations:
India	4.3
Philippines	1.3
United Kingdom	0.2
All other international locations	0.3
Total International	6.1

Total square footage of property occupied for business operations (1)	58.9
(1)In addition to the total square footage of property occupied, Wells Fargo held 5.8 million square feet of real estate as of December 31, 2025, that was vacant pending disposition, leased to retail tenants or leased-to-term by third-party office tenants.
As of December 31, 2025, we provided a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through banking locations and offices. The locations and offices occupied by the Company are used across all of our reportable operating segments and for corporate purposes. We continue to evaluate our owned and leased properties and may determine from time to time that certain of our properties are no longer necessary for our operations. There is no assurance that we will be able to dispose of any excess properties or that we will not incur charges in connection with such dispositions, which could be material to our operating results in a given period.

ITEM 3.	LEGAL PROCEEDINGS
Information in response to this Item 3 can be found in the 2025 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 12 (Legal Actions).” That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is listed on the NYSE (symbol “WFC”). The “Stock Performance” section of the 2025 Annual Report to Shareholders provides stockholder return comparisons and is incorporated herein by reference. At February 13, 2026, there were 155,031 holders of record of the Company’s common stock.
DIVIDENDS
The dividend restrictions discussions in the “Regulation and Supervision – Dividend and Share Repurchase Restrictions” section under Item 1 of this report and in the 2025 Annual Report to Shareholders under “Financial Statements – Notes to Financial Statements – Note 25 (Regulatory Capital Requirements and Other Restrictions)” are incorporated into this item by reference.
REPURCHASES OF EQUITY SECURITIES
The information in the “Capital Management – Securities Repurchases” section in the 2025 Annual Report to Shareholders is incorporated into this item by reference.

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2025.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Approximate dollar value of shares that may yet be repurchased under the authorization (in millions)
October	26,400,000	$85.75	32,494
November	31,815,637	86.00	29,758
December	—	—	29,758
Total	58,215,637
(1)All shares were repurchased under an authorization covering up to $40 billion of common stock approved by the Board of Directors and publicly announced by the Company on April 29, 2025. Unless modified or revoked by the Board of Directors, this authorization does not expire.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information in response to this Item 7 can be found in the 2025 Annual Report to Shareholders under “Financial Review.” That information is incorporated into this item by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this Item 7A can be found in the 2025 Annual Report to Shareholders under “Financial Review – Risk Management – Asset/Liability Management.” That information is incorporated into this item by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information in response to this Item 8 can be found in the 2025 Annual Report to Shareholders under “Financial Statements,” under “Notes to Financial Statements” and under “Quarterly Financial Data.” That information is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Information in response to this Item 9A can be found in the 2025 Annual Report to Shareholders under “Controls and Procedures.” That information is incorporated into this item by reference.

ITEM 9B.	OTHER INFORMATION
Trading Plans
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
In first quarter 2025, the Company identified, as well as blocked and reported to the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC), accounts held by certain consumer customers who the Company determined met the OFAC definition of the “Government of Iran” because of their employment at entities owned by the Government of Iran. During first quarter 2025, before the accounts were closed and the funds, if any, were moved to a blocked account, there was some regular consumer activity in certain of the accounts, including customer deposits, withdrawals, and payments, and account maintenance activities. The Company’s gross revenue attributable to these accounts in 2025 was de minimis. The Company does not intend to engage in further activity with these accounts.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Muneera S. Carr (age 57)
Executive Vice President, Chief Accounting Officer and Controller since March 2020.
Ms. Carr has served with the Company for 6 years.

Bridget Engle (age 62)
Senior Executive Vice President and Head of Technology since August 2024;
Senior Executive Vice President, Chief Information Officer, and Global Head of Engineering at Bank of New York Mellon, a financial services company, from June 2017 to June 2024.
Ms. Engle has served with the Company for 1 year.

Kristy Fercho (age 59)
Senior Executive Vice President and Head of Financial Inclusion since May 2025;
Senior Executive Vice President leading efforts related to growth segments and inclusion from October 2022 to May 2025;
Executive Vice President and Head of Home Lending from July 2020 to April 2023.
Ms. Fercho has served with the Company for 5 years.

Derek A. Flowers (age 54)
Senior Executive Vice President and Chief Risk Officer since January 2022;
Senior Executive Vice President and Head of Strategic Execution and Operations from June 2019 to January 2022.
Mr. Flowers has served with the Company or its predecessors for 27 years.

Kyle G. Hranicky (age 56)
Senior Executive Vice President and CEO of Commercial Banking since September 2021;
Executive Vice President and Head of Wells Fargo Middle Market Banking from August 2018 to September 2021.
Mr. Hranicky has served with the Company or its predecessors for 31 years.

Bei Ling (age 55)
Senior Executive Vice President and Head of Human Resources since October 2021;
Managing Director, Human Resources at JPMorgan Chase & Co., a financial services company, from April 2013 to September 2021.
Ms. Ling has served with the Company for 4 years.

Ellen R. Patterson (age 52)
Senior Executive Vice President and General Counsel since March 2020.
Ms. Patterson has served with the Company for 5 years.

Scott E. Powell (age 63)
Senior Executive Vice President and Chief Operating Officer since December 2019.
Mr. Powell has served with the Company for 6 years.

Fernando S. Rivas (age 51)
Senior Executive Vice President and CEO of Corporate and Investment Banking since January 2025;
Senior Executive Vice President and Co-CEO of Corporate and Investment Banking from May 2024 to January 2025;
Managing Director, Investment Banking at JPMorgan Chase & Co., a financial services company, from September 2023 to February 2024;
Head of North American Investment Banking at JPMorgan Chase & Co. from February 2020 to September 2023.
Mr. Rivas has served with the Company for 1 year.

Jason Rosenberg (age 48)
Senior Executive Vice President and Head of Public Affairs since April 2024;
Head of Corporate Affairs at Block, Inc., a financial services technology company, from September 2022 to April 2024;
Managing Director, Head of U.S. Government Relations at JPMorgan Chase & Co., a financial services company, from October 2012 to September 2022.
Mr. Rosenberg has served with the Company for 1 year.

Michael P. Santomassimo (age 50)
Senior Executive Vice President and Chief Financial Officer since October 2020.
Mr. Santomassimo has served with the Company for 5 years.

Kleber R. Santos (age 52)
Senior Executive Vice President and Co-CEO of Consumer Banking and Lending since November 2025;
Senior Executive Vice President and CEO of Consumer Lending from July 2022 to November 2025;
Senior Executive Vice President leading efforts related to growth segments and inclusion from November 2020 to October 2022.
Mr. Santos has served with the Company for 5 years.

Charles W. Scharf (age 60)
Chairman, Chief Executive Officer and President since October 2025;
Chief Executive Officer and President from October 2019 to October 2025.
Mr. Scharf has served with the Company for 6 years.

Barry Sommers (age 56)
Senior Executive Vice President and CEO of Wealth and Investment Management since June 2020.
Mr. Sommers has served with the Company for 5 years.

Saul Van Beurden (age 56)
Senior Executive Vice President, Co-CEO of Consumer Banking and Lending, and Head of Artificial Intelligence since November 2025;
Senior Executive Vice President and CEO of Consumer, Small and Business Banking from May 2023 to November 2025;
Senior Executive Vice President and Head of Technology from April 2019 to May 2023.
Mr. Van Beurden has served with the Company for 6 years.

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

ADDITIONAL INFORMATION
Additional information with respect to our directors, executive officers, and corporate governance in response to this Item 10 will be in the 2026 Proxy Statement and is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information with respect to our executive officer and director compensation and with respect to the Human Resources Committee of the Board of Directors in response to this Item 11 will be in the 2026 Proxy Statement and is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to equity compensation plans, security ownership of certain beneficial owners of our common stock, and the security ownership of our management in response to this Item 12 will be in the 2026 Proxy Statement and is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions and director independence in response to this Item 13 will be in the 2026 Proxy Statement and is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services in response to this Item 14 will be in the 2026 Proxy Statement and is incorporated into this item by reference.
PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1.  FINANCIAL STATEMENTS
The Company’s consolidated financial statements, including the Notes thereto, and the report of the independent registered public accounting firm thereon, are set forth in the 2025 Annual Report to Shareholders, and are incorporated into this item by reference.
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

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 31, 2025.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
4(c)	Description of Securities.	Filed herewith.
10(a)*	Wells Fargo & Company 2022 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed April 29, 2022.
	Long-Term Incentive Compensation Plan (as amended and restated on April 23, 2019).	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed April 26, 2019.
Forms of Performance Share Award Agreement:
	For grants on or after January 26, 2026;	Filed herewith.
	For grants on or after January 28, 2025;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
	For grants on or after January 23, 2024; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
	For grants on or after January 24, 2023.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Forms of Restricted Share Rights Award Agreement:
	For grants on or after January 26, 2026;	Filed herewith.
	For grant to Chief Executive Officer on July 29, 2025;	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 31, 2025.
	For grants on or after January 28, 2025;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
	For grants on or after January 23, 2024;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
	For grants to non-employee Directors on or after January 1, 2024;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
	For grants on or after January 24, 2023; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
* Management contract or compensatory plan or arrangement.

Exhibit Number	Description	Location
	For grants to non-employee Directors on or after January 1, 2023.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
	Form of Non-Qualified Stock Option Award Agreement for Chief Executive Officer grant on July 29, 2025.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 31, 2025.
10(b)*	Wells Fargo Bonus Plan, as amended effective January 1, 2026; and	Filed herewith.
	Wells Fargo Bonus Plan, as amended effective January 1, 2025.	Incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
10(c)*	Deferred Compensation Plan, as amended and restated effective October 8, 2020.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Deferred Compensation Plan, as amended effective January 1, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
	Amendment to Deferred Compensation Plan, effective July 1, 2023.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
	Amendment to Deferred Compensation Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Deferred Compensation Plan, effective January 1, 2021.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Amendment to Deferred Compensation Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Deferred Compensation Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Deferred Compensation Plan, effective January 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
	Amendments to Deferred Compensation Plan, effective August 1, 2016 and January 1, 2017.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment to Deferred Compensation Plan, effective January 1, 2016.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
	Amendment to Deferred Compensation Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
	Amendment to Deferred Compensation Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
	Amendment to Deferred Compensation Plan, effective January 1, 2011.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
	Amendment to Deferred Compensation Plan, effective December 1, 2009.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
10(d)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit Number	Description	Location
	Amendment to Directors Stock Compensation and Deferral Plan, effective April 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2013.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 24, 2012.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 25, 2011.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
	Amendment to Directors Stock Compensation and Deferral Plan, effective February 24, 2009.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
	Form of Non-Qualified Stock Option Agreement for grants to Directors on or before April 29, 2008.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10(e)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.
	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(f)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental 401(k) Plan, effective July 1, 2023.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2021.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Supplemental 401(k) Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Supplemental 401(k) Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendment to Supplemental 401(k) Plan, effective January 1, 2015.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Exhibit Number	Description	Location
10(g)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 4, 2009.
	Amendment to Supplemental Cash Balance Plan, effective July 1, 2023.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
	Amendment to Supplemental Cash Balance Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Supplemental Cash Balance Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Supplemental Cash Balance Plan, effective February 1, 2019.	Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Supplemental Cash Balance Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
	Amendment to Supplemental Cash Balance Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10(h)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.
	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(i)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(j)*	Description of Chairman/CEO Post-Retirement Policy.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10(k)*	Description of the Company’s Non-Employee Director Compensation Program, effective April 1, 2026.	Filed herewith.
10(l)*	Amended and Restated Wachovia Corporation Elective Deferral Plan (as amended and restated effective January 1, 2009).	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment to the Wachovia Savings Restoration Plan, effective July 1, 2023.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
	Amendment to Wachovia Corporation Elective Deferral Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Elective Deferral Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective August 1, 2016.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Exhibit Number	Description	Location
	Amendment to Elective Deferral Plan, effective June 21, 2013.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
	Amendment to Elective Deferral Plan, effective December 14, 2012.	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10(m)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.
10(n)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.
10(o)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective January 1, 2022.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective January 1, 2020.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective December 31, 2018.	Incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
	Amendment to Wachovia Corporation Savings Restoration Plan, effective July 1, 2017.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
	Amendments to Wachovia Corporation Savings Restoration Plan, effective August 1, 2016.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.
	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.
10(p)*
Amended and Restated SouthTrust Corporation Additional Retirement Benefit Plan (Pension) effective July 15, 1992, Addendum thereto dated April 20, 1994, and Amendment 2008-1 thereto dated December 29, 2008.
Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10(q)*	Key/Specified Employee Policy.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
10(r)*	Offer Letter to Charles W. Scharf, dated September 26, 2019.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed September 27, 2019.

Exhibit Number	Description	Location
13	2025 Annual Report to Shareholders.	Filed herewith.
19(a)	Provisions of Wells Fargo's Code of Conduct related to insider trading.	Incorporated by reference to Exhibit 19(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
19(b)	Insider Trading Activity Policy.	Incorporated by reference to Exhibit 19(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
19(c)	Company Securities Issuance and Repurchase Policy.	Incorporated by reference to Exhibit 19(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
21	Subsidiaries of the Company.	Filed herewith.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24	Powers of Attorney.	Filed herewith.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
97	Wells Fargo & Company Mandatory Clawback Policy, effective as of October 2, 2023.	Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
99	Description of Replacement Capital Covenants of Wells Fargo.	Incorporated by reference to Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2026.

WELLS FARGO & COMPANY

By:	/s/ CHARLES W. SCHARF
Charles W. Scharf
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES W. SCHARF
Charles W. Scharf
Chairman and Chief Executive Officer
(Principal Executive Officer)
February 24, 2026

By:	/s/ MICHAEL P. SANTOMASSIMO
Michael P. Santomassimo
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 24, 2026

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
February 24, 2026

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
February 24, 2026