Form 10-Q
period 2026-03-31
WELLS FARGO & COMPANY/MN
filed 2026-04-29
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 17, 2026
Common stock, $1-2/3 par value	3,060,189,494

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data
	Quarter ended			Mar 31, 2026 % Change from
($ in millions, except ratios and per share amounts)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Dec 31, 2025	Mar 31, 2025
Selected Income Statement Data
Total revenue	$21,446	21,292	20,149	1%	6
Noninterest expense	14,330	13,726	13,891	4	3
Pre-tax pre-provision profit (PTPP) (1)	7,116	7,566	6,258	(6)	14
Provision for credit losses (2)	1,135	1,040	932	9	22
Wells Fargo net income	5,253	5,361	4,894	(2)	7
Wells Fargo net income applicable to common stock	5,000	5,114	4,616	(2)	8
Common Share Data
Diluted earnings per common share	1.60	1.62	1.39	(1)	15
Dividends declared per common share	0.45	0.45	0.40	—	13
Common shares outstanding	3,064.3	3,092.6	3,261.7	(1)	(6)
Average common shares outstanding	3,080.0	3,113.8	3,280.4	(1)	(6)
Diluted average common shares outstanding	3,117.7	3,159.0	3,321.6	(1)	(6)
Book value per common share (3)	$53.25	53.24	49.86	—	7
Tangible book value per common share (3)(4)	44.98	45.02	42.24	—	6
Selected Equity Data (period-end)
Total equity	180,313	183,038	182,906	(1)	(1)
Common stockholders’ equity	163,188	164,651	162,627	(1)	—
Tangible common equity (4)	137,817	139,219	137,776	(1)	—
Performance Ratios
Return on average assets (ROA) (5)	0.98%	1.02	1.03
Return on average equity (ROE) (6)	12.2	12.3	11.5
Return on average tangible common equity (ROTCE) (4)	14.5	14.5	13.6
Efficiency ratio (7)	67	64	69
Net interest margin on a taxable-equivalent basis	2.47	2.60	2.67
Selected Balance Sheet Data (average)
Loans	$996,025	955,849	908,182	4	10
Assets	2,168,224	2,079,777	1,919,661	4	13
Deposits	1,415,034	1,377,718	1,339,328	3	6
Selected Balance Sheet Data (period-end)
Available-for-sale and held-to-maturity debt securities	426,953	421,596	403,456	1	6
Loans	1,016,787	986,167	913,842	3	11
Allowance for credit losses for loans	14,374	14,337	14,552	—	(1)
Assets	2,205,752	2,148,631	1,950,311	3	13
Deposits	1,454,939	1,426,207	1,361,728	2	7

Headcount (#) (period-end)	200,999	205,198	215,367	(2)	(7)
Capital and Other Metrics
Risk-based capital ratios and components (8):
Standardized Approach:
Common Equity Tier 1 (CET1)	10.29%	10.61	11.09
Tier 1 capital	11.43	11.86	12.59
Total capital	13.81	14.27	15.18
Risk-weighted assets (RWAs) (in billions)	$1,316.0	1,294.6	1,222.0	2	8
Advanced Approach:
Common Equity Tier 1 (CET1)	12.08%	12.35	12.75
Tier 1 capital	13.42	13.80	14.47
Total capital	15.32	15.70	16.49
Risk-weighted assets (RWAs) (in billions)	$1,121.0	1,112.5	1,063.6	1	5
Tier 1 leverage ratio	7.03%	7.48	8.13
Supplementary Leverage Ratio (SLR)	5.85	6.23	6.79
Total Loss Absorbing Capacity (TLAC) Ratio (9)	22.98	23.22	25.11
Liquidity Coverage Ratio (LCR) (10)	120	119	125
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
(8)For additional information, see the “Capital Management” section and Note 21 (Regulatory Capital Requirements and Other Restrictions) to Financial Statements in this Report.
(9)Represents TLAC divided by RWAs, which is our binding TLAC ratio, determined by using the greater of RWAs under the Standardized and Advanced Approaches.
(10)Represents average high-quality liquid assets divided by average projected net cash outflows, as each is defined under the LCR rule.

2	Wells Fargo & Company

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forward-looking statements due to several factors. Factors that could cause our actual results to differ materially from our forward-looking statements are described in this Report, including in the “Forward-Looking Statements” section, and in the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K).

When we refer to “Wells Fargo,” “the Company,” “we,” “our,” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. See the “Glossary of Acronyms” for definitions of terms used throughout this Report.

Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $2.2 trillion in assets. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and
Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 33 on Fortune’s 2025 rankings of America’s largest corporations. We ranked fourth in assets and fifth in the market value of our common stock among all U.S. banks at March 31, 2026.

Financial Performance

Consolidated Financial Highlights
	Quarter ended Mar 31,
($ in millions)	2026	2025	$ Change	% Change
Selected income statement data
Net interest income	$12,096	11,495	601	5%
Noninterest income	9,350	8,654	696	8
Total revenue	21,446	20,149	1,297	6
Net charge-offs	1,106	1,009	97	10
Change in the allowance for credit losses	29	(77)	106	138
Provision for credit losses (1)	1,135	932	203	22
Noninterest expense	14,330	13,891	439	3
Income tax expense	691	522	169	32
Wells Fargo net income	5,253	4,894	359	7
Wells Fargo net income applicable to common stock	5,000	4,616	384	8
(1)Includes provision for credit losses for loans, debt securities, and other financial assets.
In first quarter 2026, we generated $5.3 billion of net income and diluted earnings per share (EPS) of $1.60, compared with $4.9 billion of net income and diluted EPS of $1.39 in the same period a year ago. Financial performance for first quarter 2026, compared with first quarter 2025, included the following:
•total revenue increased due to higher noninterest income and higher net interest income;
•noninterest expense increased due to higher advertising and promotion expense, technology, telecommunications and equipment expense, and personnel expense;
•average loans increased due to growth in our commercial and industrial portfolio; and
•average deposits increased driven by growth in interest-bearing deposits, partially offset by a decline in noninterest-bearing deposits.
Capital and Liquidity
We maintained a strong capital and liquidity position in first quarter 2026, which included the following:
•our Common Equity Tier 1 (CET1) ratio was 10.29% under the Standardized Approach (our binding framework), which continued to exceed the regulatory minimum and buffers of 8.50%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 22.98%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 120%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.

Wells Fargo & Company	3

Overview (continued)

Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $14.4 billion at March 31, 2026, increased $37 million from December 31, 2025.
•Our provision for credit losses for loans was $1.1 billion in first quarter 2026, compared with $925 million in the same period a year ago, and included an increase in the allowance reflecting higher commercial and industrial and auto loan balances, partially offset by a lower allowance for commercial real estate loans and lower credit card balances.
•The allowance coverage for total loans was 1.41% at March 31, 2026, compared with 1.45% at December 31, 2025, reflecting a decrease in the allowance for our commercial real estate portfolio driven by improved credit performance.
•Commercial portfolio net loan charge-offs were $360 million, or 24 basis points of average commercial loans, in first quarter 2026, compared with net loan charge-offs of $211 million, or 16 basis points, in the same period a year ago, driven by higher losses in our commercial and industrial portfolio, partially offset by lower losses in our commercial real estate portfolio.
•Consumer portfolio net loan charge-offs were $740 million, or 78 basis points of average consumer loans, in first quarter 2026, compared with net loan charge-offs of $798 million, or 86 basis points, in the same period a year ago, due to lower losses in our credit card portfolio.
•Nonperforming assets (NPAs) of $8.8 billion at March 31, 2026, increased $265 million from December 31, 2025, driven by higher commercial and industrial nonaccrual loans, partially offset by lower commercial real estate nonaccrual loans. NPAs represented 0.86% of total loans at March 31, 2026.

4	Wells Fargo & Company

Earnings Performance
Wells Fargo net income for first quarter 2026 was $5.3 billion ($1.60 diluted EPS), compared with $4.9 billion ($1.39 diluted EPS) in the same period a year ago. Net income increased in first quarter 2026, compared with the same period a year ago, predominantly due to a $696 million increase in noninterest income and a $601 million increase in net interest income, partially offset by a $439 million increase in noninterest expense and a $203 million increase in provision for credit losses.

Net Interest Income
Net interest income increased in first quarter 2026, compared with the same period a year ago, driven by lower deposit costs, higher loan and investment securities balances, improved results in our Corporate and Investment Banking Markets (Markets) business, and fixed rate asset repricing, partially offset by the impact of lower interest rates on floating rate assets and deposit mix changes.

Net interest margin decreased in first quarter 2026, compared with the same period a year ago, driven by growth in lower-yielding assets in our Markets business as well as growth in interest-bearing deposits and other short-term borrowings.

We also evaluate the Company’s net interest income excluding the net interest income of our Markets business. Markets net interest income includes interest income earned on the assets and interest expense paid on the liabilities of the line of business, as well as funding charges and credits using our funds transfer pricing methodology. Net interest income excluding Markets is a non-GAAP financial measure that management believes is useful because it enables management, investors, and others to assess the net interest income from the Company’s lending, investing, and deposit-raising activities without the volatility that may be associated with Markets activities. Table 1 provides a reconciliation of this non-GAAP financial measure to a GAAP financial measure.

Table 1: Net Interest Income excluding Markets

	Quarter ended March 31,
($ in millions)	2026	2025
Net interest income	$12,096	11,495
Markets net interest income	481	131
Net interest income excluding Markets	$11,615	11,364

Wells Fargo & Company	5

Earnings Performance (continued)
Table 2 presents the individual components of net interest income and net interest margin. Net interest income and net interest margin are presented on a taxable-equivalent basis in Table 2 to consistently reflect income from taxable and tax-exempt assets. The calculation for taxable-equivalent basis was based on a federal statutory tax rate of 21%.
For additional information about net interest income and net interest margin, see the “Earnings Performance – Net Interest Income” section in our 2025 Form 10-K.
Table 2: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended March 31,
	2026			2025
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$152,119	1,268	3.38%	$150,855	1,473	3.96%
Federal funds sold and securities purchased under resale agreements	192,250	1,738	3.67	101,175	1,062	4.26
Trading assets	192,209	1,863	3.89	156,417	1,523	3.91
Available-for-sale debt securities	217,181	2,400	4.44	175,550	1,961	4.48
Held-to-maturity debt securities	209,089	1,185	2.27	233,952	1,406	2.41
Loans:
Commercial and industrial – U.S.	383,360	5,415	5.72	319,351	5,004	6.35
Commercial and industrial – Non-U.S.	79,704	1,068	5.44	62,351	962	6.26
Commercial real estate	132,134	1,830	5.62	135,271	2,064	6.19
Lease financing	15,462	225	5.81	16,182	234	5.78
Total commercial loans	610,660	8,538	5.67	533,155	8,264	6.28
Residential mortgage	241,078	2,239	3.72	248,739	2,287	3.68
Credit card	58,215	1,767	12.31	55,363	1,739	12.74
Auto	52,099	735	5.72	41,967	551	5.33
Other consumer	33,973	558	6.66	28,958	544	7.61
Total consumer loans	385,365	5,299	5.55	375,027	5,121	5.51
Total loans	996,025	13,837	5.62	908,182	13,385	5.96
Equity securities	13,123	91	2.79	12,084	79	2.62
Other interest-earning assets	15,321	135	3.55	14,102	160	4.59
Total interest-earning assets	$1,987,317	22,517	4.58%	$1,752,317	21,049	4.85%
Cash and due from banks	28,975	—		28,757	—
Goodwill	24,967	—		25,135	—
Other noninterest-earning assets	126,965	—		113,452	—
Total noninterest-earning assets	$180,907	—		167,344	—
Total assets	$2,168,224	22,517		1,919,661	21,049
Liabilities
Deposits:
Demand deposits	$532,394	2,446	1.86%	$470,502	2,591	2.23%
Savings deposits	349,125	950	1.10	360,294	1,172	1.32
Time deposits	176,190	1,547	3.56	127,764	1,338	4.25
Deposits in non-U.S. offices	6,324	31	1.96	14,367	108	3.04
Total interest-bearing deposits	1,064,033	4,974	1.90	972,927	5,209	2.17
Federal funds purchased and securities loaned or sold under agreements to repurchase	242,429	2,234	3.74	115,503	1,252	4.40
Short-term borrowings	29,397	293	4.04	2,459	33	5.48
Trading liabilities	35,831	280	3.15	30,561	241	3.17
Long-term debt	181,875	2,386	5.25	173,052	2,582	5.97
Other interest-bearing liabilities	20,498	182	3.60	18,618	160	3.52
Total interest-bearing liabilities	$1,574,063	10,349	2.66%	$1,313,120	9,477	2.92%
Noninterest-bearing deposits	351,001	—		366,401	—
Other noninterest-bearing liabilities	59,467	—		56,782	—
Total noninterest-bearing liabilities	$410,468	—		423,183	—
Total liabilities	$1,984,531	10,349		1,736,303	9,477
Total equity	183,693	—		183,358	—
Total liabilities and equity	$2,168,224	10,349		1,919,661	9,477

Interest rate spread on a taxable-equivalent basis (2)			1.92%			1.93%
Net interest income and net interest margin on a taxable-equivalent basis (2)		$12,168	2.47%		$11,572	2.67%
(1)The average balance amounts represent amortized costs, except for certain held-to-maturity (HTM) debt securities, which exclude unamortized basis adjustments related to the transfer of those securities from available-for-sale (AFS) debt securities. Amortized cost amounts exclude any valuation allowances and unrealized gains or losses, which are included in other noninterest-earning assets and other noninterest-bearing liabilities. Nonaccrual loans and any related income are included in their respective loan categories. The average interest rates are based on interest income or expense amounts for the period and are annualized. Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(2)Includes taxable-equivalent adjustments of $72 million and $77 million for the quarters ended March 31, 2026, and 2025, respectively, predominantly related to tax-exempt income on certain loans and securities.

6	Wells Fargo & Company

Noninterest Income

Table 3: Noninterest Income

	Quarter ended Mar 31,
($ in millions)	2026	2025	$ Change	% Change
Deposit-related fees	$1,319	1,269	50	4%
Lending-related fees	393	364	29	8
Investment advisory and other asset-based fees	2,824	2,536	288	11
Commissions and brokerage services fees	667	638	29	5
Investment banking fees	796	775	21	3
Card fees	1,138	1,044	94	9
Mortgage banking	201	332	(131)	(39)
Net gains from trading activities	1,351	1,384	(33)	(2)
Net losses from debt securities	—	(147)	147	100
Net gains (losses) from equity securities	172	(343)	515	150
Other	489	802	(313)	(39)
Total	$9,350	8,654	696	8
First quarter 2026 vs. first quarter 2025

Investment advisory and other asset-based fees increased driven by higher asset-based fees reflecting higher market valuations.

Fees from the majority of advisory assets are based on a percentage of the market value of the assets at the beginning of the quarter. For additional information on certain client investment assets, see the “Earnings Performance – Operating Segment Results – Advisory Assets” section in this Report.

Investment banking fees increased due to higher equity underwriting fees and advisory fees, partially offset by lower debt underwriting fees.

Card fees increased driven by higher revenue following our merchant services joint venture acquisition in April 2025, as well as higher debit card interchange income. Following the acquisition, the revenue from the merchant services business has been included in card fees. Prior to the acquisition, our share of the net earnings of the joint venture was included in other noninterest income.
Mortgage banking decreased driven by:
•lower net servicing fees resulting from portfolio run-off and servicing sales, including the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025;
•lower mortgage servicing rights (MSR) valuation adjustments; and
•lower net gains on mortgage loan origination/sales driven by decreased commercial mortgage loan sales volumes.

Net losses from debt securities decreased driven by the impact of a repositioning of our investment securities portfolio in first quarter 2025.

Net gains from equity securities increased reflecting improved results from our venture capital investments, including higher realized and unrealized gains, and lower impairment losses.

Other income decreased driven by:
•a $263 million gain on the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025; and
•lower lease income due to the sale of our rail car leasing business in first quarter 2026.

Wells Fargo & Company	7

Earnings Performance (continued)
Noninterest Expense

Table 4: Noninterest Expense

	Quarter ended Mar 31,
($ in millions)	2026	2025	$ Change	% Change
Personnel	$9,593	9,474	119	1%
Technology, telecommunications and equipment	1,397	1,223	174	14
Occupancy	778	761	17	2
Professional and outside services	1,066	1,038	28	3
Advertising and promotion	369	181	188	104
Other	1,127	1,214	(87)	(7)
Total	$14,330	13,891	439	3
First quarter 2026 vs. first quarter 2025

Personnel expense increased due to higher revenue-related compensation expense driven by higher fees in our Wealth and Investment Management business, partially offset by the impact of efficiency initiatives.

Technology, telecommunications and equipment expense increased due to higher software expense, as well as higher hardware depreciation expense and higher expense for the amortization of internally developed software.

Advertising and promotion expense increased reflecting higher marketing campaign volume.
Other expense decreased reflecting lower lease and other expense related to the sale of our rail car leasing business in first quarter 2026.

For additional information on other expense, see Note 17 (Revenue and Expenses) to Financial Statements in this Report.
Income Tax Expense

Table 5: Income Tax Expense

	Quarter ended Mar 31,
($ in millions)	2026	2025	$ Change	% Change
Income before income tax expense	$5,981	5,326	655	12%
Income tax expense	691	522	169	32
Effective income tax rate	11.6%	9.6

The increase in the effective income tax rate for first quarter 2026, compared with the same period a year ago, was driven by lower discrete tax benefits related to the resolution of prior period tax matters.

For additional information on income taxes, see Note 22 (Income Taxes) to Financial Statements in our 2025 Form 10-K.

8	Wells Fargo & Company

Operating Segment Results
Our management reporting is organized into four reportable operating segments: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. All other business activities that are not included in the reportable operating segments have been included in Corporate. We define our reportable operating segments based on the product or service provided and the type of customer served, and their results are based on our management reporting process. The management reporting process measures the performance of the reportable operating segments based on the Company’s management structure, and the results are regularly reviewed with our Chief Executive Officer (CEO) and relevant senior management. The management reporting process is based on U.S. GAAP and includes specific adjustments, such as funds transfer pricing for asset/liability management, shared revenue and expenses, and taxable-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources, which allows management to assess performance consistently across the operating segments.

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
Table 6: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended March 31, 2026
Net interest income	$7,551	1,988	2,184	905	(460)	(72)	12,096
Noninterest income	2,447	1,132	3,094	2,970	228	(521)	9,350
Total revenue	9,998	3,120	5,278	3,875	(232)	(593)	21,446
Provision for credit losses	818	150	175	(10)	2	—	1,135
Noninterest expense	6,589	1,608	2,692	3,262	179	—	14,330
Income (loss) before income tax expense (benefit)	2,591	1,362	2,411	623	(413)	(593)	5,981
Income tax expense (benefit)	650	343	602	155	(466)	(593)	691
Net income before noncontrolling interests	1,941	1,019	1,809	468	53	—	5,290
Less: Net income from noncontrolling interests	—	2	—	—	35	—	37
Net income	$1,941	1,017	1,809	468	18	—	5,253
Quarter ended March 31, 2025
Net interest income	$7,039	1,977	1,790	730	36	(77)	11,495
Noninterest income	2,344	948	3,274	2,674	(213)	(373)	8,654
Total revenue	9,383	2,925	5,064	3,404	(177)	(450)	20,149
Provision for credit losses	739	187	—	11	(5)	—	932
Noninterest expense	6,342	1,670	2,476	2,946	457	—	13,891
Income (loss) before income tax expense (benefit)	2,302	1,068	2,588	447	(629)	(450)	5,326
Income tax expense (benefit)	570	272	647	98	(615)	(450)	522
Net income (loss) before noncontrolling interests	1,732	796	1,941	349	(14)	—	4,804
Less: Net income (loss) from noncontrolling interests	—	2	—	—	(92)	—	(90)
Net income	$1,732	794	1,941	349	78	—	4,894
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

Consumer Banking and Lending offers diversified financial products and services for consumers and small businesses. These financial products and services include checking and savings accounts, credit and debit cards, as well as home, auto, personal, and small business lending. We also provide personalized wealth management and financial planning services through our branch channel.

Table 6a and Table 6b provide additional information for Consumer Banking and Lending.
Table 6a: Consumer Banking and Lending – Income Statement and Selected Metrics (1)

	Quarter ended March 31,
($ in millions, unless otherwise noted)	2026	2025	$ Change	% Change
Income Statement
Net interest income	$7,551	7,039	512	7%
Noninterest income:
Deposit-related fees	720	651	69	11
Investment advisory and other asset-based fees	264	240	24	10
Commissions and brokerage services fees	115	113	2	2
Card fees	1,064	978	86	9
Mortgage banking	163	222	(59)	(27)
Other	121	140	(19)	(14)
Total noninterest income	2,447	2,344	103	4
Total revenue	9,998	9,383	615	7
Net charge-offs	820	877	(57)	(6)
Change in the allowance for credit losses	(2)	(138)	136	99
Provision for credit losses	818	739	79	11
Noninterest expense	6,589	6,342	247	4
Income before income tax expense	2,591	2,302	289	13
Income tax expense	650	570	80	14
Net income	$1,941	1,732	209	12
Revenue by Line of Business
Consumer, Small and Business Banking	$7,019	6,451	568	9
Credit Card	1,595	1,524	71	5
Home Lending	787	866	(79)	(9)
Auto	295	237	58	24
Personal Lending	302	305	(3)	(1)
Total revenue	$9,998	9,383	615	7

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (2)	23.1%	14.9
Efficiency ratio (3)	66	68
Retail bank branches (#, period-end)	4,093	4,155		(1)
Digital active customers (# in millions, period-end) (4)	38.1	36.7		4
Mobile active customers (# in millions, period-end) (4)	33.5	31.8		5

Consumer, Small and Business Banking:
Deposit spread (5)	2.58%	2.44
Debit card purchase volume ($ in billions) (6)	$134.3	126.0	8.3	7
Debit card purchase transactions (# in millions) (6)	2,582	2,486		4
Client assets in advisory and brokerage accounts ($ in billions, period-end) (7)	$261	237	24	10
(continued on following page)

Wells Fargo & Company	11

Earnings Performance (continued)
(continued from previous page)

	Quarter ended March 31,
($ in millions, unless otherwise noted)	2026	2025	$ Change	% Change
Home Lending:
Mortgage loan originations ($ in billions)	$6.3	4.4	1.9	43
% of originations held for sale (HFS)	24.4%	38.2
Third-party mortgage loans serviced ($ in billions, period-end) (8)	$386.6	471.1	(84.5)	(18)
Home lending loans 30+ days delinquency rate (period-end) (9)(10)	0.30%	0.29

Credit Card (6)(11):
Credit card purchase volume ($ in billions)	$40.0	36.7	3.3	9
Credit card new accounts (# in thousands)	631	396		59
Credit card loans 30+ days delinquency rate (period-end) (10)	2.77%	2.81
Credit card loans 90+ days delinquency rate (period-end) (10)	1.45	1.45

Auto:
Auto loan originations ($ in billions)	$9.7	4.6	5.1	111
Auto loans 30+ days delinquency rate (period-end) (10)	1.26%	1.87
(1)In first quarter 2026, we moved the revenue, noninterest expense, loans, and deposits associated with clients who receive wealth management and financial planning services in our consumer bank branches from the Wealth and Investment Management operating segment to Consumer, Small and Business Banking. Prior period balances have been revised to conform with the current period presentation.
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
(6)Reflects combined activity for consumer and small business customers.
(7)In first quarter 2026, we moved the client assets, including advisory and other brokerage assets and deposits, associated with clients who receive wealth management and financial planning services in our consumer bank branches from the Wealth and Investment Management operating segment to Consumer, Small and Business Banking. Prior period balances have been included to conform with the current period presentation.
(8)Excludes residential mortgage loans subserviced for others.
(9)Excludes residential mortgage loans that are insured or guaranteed by U.S government agencies.
(10)Delinquency balances exclude nonaccrual loans and loans held for sale.
(11)In first quarter 2026, credit card metrics were revised to exclude co-branded cards. Prior period balances have been revised to conform with the current period presentation.
First quarter 2026 vs. first quarter 2025

Revenue increased driven by:
•higher net interest income reflecting lower deposit pricing and higher deposit and loan balances due to the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025;
•higher card fees driven by higher revenue following our merchant services joint venture acquisition in April 2025, as well as higher debit card interchange income; and
•higher deposit-related fees reflecting repricing on consumer accounts;
partially offset by:
•lower mortgage banking income driven by lower net servicing fees resulting from portfolio run-off and servicing sales and lower MSR valuation adjustments.

Provision for credit losses increased reflecting a higher change in allowance for Consumer, Small and Business Banking and auto loans driven by higher loan balances, partially offset by lower net charge-offs on credit card loans.

Noninterest expense increased driven by:
•higher advertising and promotion expense;
•higher revenue-related compensation expense; and
•the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025;
partially offset by:
•the impact of efficiency initiatives.

12	Wells Fargo & Company

Table 6b: Consumer Banking and Lending – Balance Sheet (1)

	Quarter ended March 31,
($ in millions)	2026	2025	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer, Small and Business Banking	$17,399	9,448	7,951	84%
Credit Card	53,041	50,109	2,932	6
Home Lending	198,493	205,507	(7,014)	(3)
Auto	52,567	42,498	10,069	24
Personal Lending	13,765	13,902	(137)	(1)
Total loans	$335,265	321,464	13,801	4
Total deposits	816,621	799,882	16,739	2
Allocated capital (2)	33,000	45,500	(12,500)	(27)

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer, Small and Business Banking	$17,891	9,633	8,258	86
Credit Card	52,266	49,518	2,748	6
Home Lending	198,516	204,656	(6,140)	(3)
Auto	54,279	41,999	12,280	29
Personal Lending	13,608	13,656	(48)	—
Total loans	$336,560	319,462	17,098	5
Total deposits	840,556	821,261	19,295	2
(1)In first quarter 2026, we moved the revenue, noninterest expense, loans, and deposits associated with clients who receive wealth management and financial planning services in our consumer bank branches from the Wealth and Investment Management operating segment to Consumer, Small and Business Banking. Prior period balances have been revised to conform with the current period presentation.
(2)In first quarter 2026, we updated our assumptions and methodologies used to allocate capital as part of our periodic assessments.
First quarter 2026 vs. first quarter 2025
Total loans (average and period-end) increased due to:
•an increase in loan balances in our Auto business driven by higher origination volumes reflecting growth across the portfolio, including the impact of a financing partnership launched in second quarter 2025;
•an increase in loan balances in our Consumer, Small and Business Banking business driven by the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025; and
•an increase in loan balances in our Credit Card business due to higher purchase volume and the impact of new account growth;
partially offset by:
•a decline in loan balances in our Home Lending business reflecting paydowns of legacy residential mortgage loans.
Total deposits (average and period-end) increased reflecting growth in consumer checking and savings deposits, as well as the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025.

Wells Fargo & Company	13

Earnings Performance (continued)
Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management.
Table 6c and Table 6d provide additional information for Commercial Banking.
Table 6c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended March 31,
($ in millions)	2026	2025	$ Change	% Change
Income Statement
Net interest income	$1,988	1,977	11	1%
Noninterest income:
Deposit-related fees	319	335	(16)	(5)
Lending-related fees	150	136	14	10
Lease income	121	123	(2)	(2)
Other	542	354	188	53
Total noninterest income	1,132	948	184	19
Total revenue	3,120	2,925	195	7
Net charge-offs	58	41	17	41
Change in the allowance for credit losses	92	146	(54)	(37)
Provision for credit losses	150	187	(37)	(20)
Noninterest expense	1,608	1,670	(62)	(4)
Income before income tax expense	1,362	1,068	294	28
Income tax expense	343	272	71	26
Less: Net income from noncontrolling interests	2	2	—	—
Net income	$1,017	794	223	28

Revenue by Product
Lending and leasing	$1,250	1,267	(17)	(1)
Treasury management and payments	1,304	1,260	44	3
Other	566	398	168	42
Total revenue	$3,120	2,925	195	7

Selected Metrics
Return on allocated capital	15.0%	11.4
Efficiency ratio	52	57
First quarter 2026 vs. first quarter 2025
Revenue increased driven by:
•higher other noninterest income related to equity securities, including tax credit investments; and
•higher net interest income reflecting higher loan and deposit balances, partially offset by the impact of lower interest rates and the impact of the transfer of certain business customers to the Consumer Banking and Lending operating segment in third quarter 2025.

Provision for credit losses decreased reflecting a lower allowance for commercial real estate loans driven by lower loan balances, partially offset by a higher allowance for commercial and industrial loans driven by higher loan balances.

Noninterest expense decreased driven by the impact of the transfer of certain business customers to the Consumer Banking and Lending operating segment in third quarter 2025, as well as the impact of efficiency initiatives.

14	Wells Fargo & Company

Table 6d: Commercial Banking – Balance Sheet

	Quarter ended March 31,
($ in millions)	2026	2025	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$174,308	164,113	10,195	6%
Commercial real estate	39,481	44,598	(5,117)	(11)
Lease financing and other	15,271	15,093	178	1
Total loans	$229,060	223,804	5,256	2
Total deposits	185,897	182,859	3,038	2
Allocated capital	26,000	26,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$181,173	168,369	12,804	8
Commercial real estate	40,029	44,788	(4,759)	(11)
Lease financing and other	15,375	15,109	266	2
Total loans	$236,577	228,266	8,311	4
Total deposits	189,802	181,469	8,333	5
First quarter 2026 vs. first quarter 2025
Total loans (average and period-end) increased driven by higher client activity, partially offset by the impact of the transfer of certain business customers to the Consumer Banking and Lending operating segment in third quarter 2025.
Total deposits (average and period-end) increased driven by additions of deposits from new and existing customers, partially offset by the impact of the transfer of certain business customers to the Consumer Banking and Lending operating segment in third quarter 2025.

Wells Fargo & Company	15

Earnings Performance (continued)
Corporate and Investment Banking delivers a suite of capital markets, banking, and financial products and services to corporate, commercial real estate, government and institutional clients globally. Products and services include corporate banking, investment banking, treasury management, commercial real estate lending and capital markets, equity and fixed income solutions as well as sales, trading, and research capabilities.

Table 6e and Table 6f provide additional information for Corporate and Investment Banking.
Table 6e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended March 31,
($ in millions)	2026	2025	$ Change	% Change
Income Statement
Net interest income	$2,184	1,790	394	22%
Noninterest income:
Deposit-related fees	274	275	(1)	—
Lending-related fees	217	201	16	8
Investment banking fees	844	765	79	10
Net gains from trading activities	1,382	1,358	24	2
Other	377	675	(298)	(44)
Total noninterest income	3,094	3,274	(180)	(5)
Total revenue	5,278	5,064	214	4
Net charge-offs	224	97	127	131
Change in the allowance for credit losses	(49)	(97)	48	49
Provision for credit losses	175	—	175	NM
Noninterest expense	2,692	2,476	216	9
Income before income tax expense	2,411	2,588	(177)	(7)
Income tax expense	602	647	(45)	(7)
Net income	$1,809	1,941	(132)	(7)

Revenue by Line of Business
Banking:
Lending	$700	618	82	13
Treasury Management and Payments	655	618	37	6
Investment Banking	602	534	68	13
Total Banking	1,957	1,770	187	11
Commercial Real Estate	1,146	1,449	(303)	(21)
Markets:
Fixed Income, Currencies, and Commodities (FICC)	1,583	1,382	201	15
Equities	543	448	95	21
Credit Adjustment (CVA/DVA/FVA) and Other	47	(3)	50	NM
Total Markets	2,173	1,827	346	19
Other	2	18	(16)	(89)
Total revenue	$5,278	5,064	214	4

Selected Metrics
Return on allocated capital	14.9%	17.0
Efficiency ratio	51	49
NM – Not meaningful
First quarter 2026 vs. first quarter 2025
Revenue increased driven by:
•higher net interest income driven by higher deposit and loan balances, partially offset by the impact of lower interest rates; and
•higher investment banking fees driven by higher equity underwriting fees;
partially offset by:
•a $263 million gain on the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025; and
•lower mortgage banking income driven by lower net servicing fees resulting from portfolio run-off and servicing sales, including the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025, and lower net gains on mortgage loan origination/sales driven by decreased commercial mortgage loan sales volumes.
Provision for credit losses increased reflecting higher net charge-offs driven by a single fraud-related loss, partially offset by lower net charge-offs and a lower allowance for commercial real estate loans.

16	Wells Fargo & Company

Noninterest expense increased driven by:
•higher personnel expense driven by higher revenue-related compensation expense; and
•higher professional and outside services expense on higher volume-related expenses;
partially offset by:
•the impact of efficiency initiatives.
Table 6f: Corporate and Investment Banking – Balance Sheet

	Quarter ended March 31,
($ in millions)	2026	2025	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$262,181	192,654	69,527	36%
Commercial real estate	80,134	84,633	(4,499)	(5)
Total loans	$342,315	277,287	65,028	23
Loans by Line of Business:
Banking	$117,741	86,528	31,213	36
Commercial Real Estate	119,452	117,318	2,134	2
Markets	105,122	73,441	31,681	43
Total loans	$342,315	277,287	65,028	23
Trading-related assets:
Trading assets, excluding derivative assets	$205,653	159,548	46,105	29
Derivative assets	22,375	19,688	2,687	14
Securities borrowed or purchased under resale agreements	169,870	97,171	72,699	75
Total trading-related assets	$397,898	276,407	121,491	44
Total assets	801,973	611,037	190,936	31
Total deposits	214,345	203,914	10,431	5
Allocated capital (1)	46,500	44,000	2,500	6

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$272,820	197,142	75,678	38
Commercial real estate	80,331	83,522	(3,191)	(4)
Total loans	$353,151	280,664	72,487	26
Loans by Line of Business:
Banking	$124,115	88,239	35,876	41
Commercial Real Estate	119,402	116,051	3,351	3
Markets	109,634	76,374	33,260	44
Total loans	$353,151	280,664	72,487	26
Trading-related assets:
Trading assets, excluding derivative assets	$198,601	160,166	38,435	24
Derivative assets	23,221	18,883	4,338	23
Securities borrowed or purchased under resale agreements	166,833	122,875	43,958	36
Total trading-related assets	$388,655	301,924	86,731	29
Total assets	805,350	632,478	172,872	27
Total deposits	214,501	209,200	5,301	3
(1)In first quarter 2026, we updated our assumptions and methodologies used to allocate capital as part of our periodic assessments.
First quarter 2026 vs. first quarter 2025
Total loans (average and period-end) increased driven by commercial and industrial loan originations and draws on existing loan accounts exceeding loan payoffs.
Total trading-related assets (average and period-end) increased reflecting:
•an increased volume of securities purchased under resale agreements; and
•higher trading assets driven by growth across nearly all asset classes.
Total deposits (average and period-end) increased driven by additions of deposits from new and existing customers.

Wells Fargo & Company	17

Earnings Performance (continued)
Wealth and Investment Management provides personalized wealth management, brokerage, financial planning, lending, trust and fiduciary products and services to affluent, high-net worth and ultra-high-net worth clients. We operate through financial advisors in our brokerage and wealth offices, independent offices, and digitally through WellsTrade® and Intuitive Investor®.
Table 6g and Table 6h provide additional information for Wealth and Investment Management (WIM).
Table 6g: Wealth and Investment Management (1)

	Quarter ended March 31,
($ in millions, unless otherwise noted)	2026	2025	$ Change	% Change
Income Statement
Net interest income	$905	730	175	24%
Noninterest income:
Investment advisory and other asset-based fees	2,503	2,234	269	12
Commissions and brokerage services fees	438	421	17	4
Other	29	19	10	53
Total noninterest income	2,970	2,674	296	11
Total revenue	3,875	3,404	471	14
Net charge-offs	(1)	(6)	5	83
Change in the allowance for credit losses	(9)	17	(26)	NM
Provision for credit losses	(10)	11	(21)	NM
Noninterest expense	3,262	2,946	316	11
Income before income tax expense	623	447	176	39
Income tax expense	155	98	57	58
Net income	$468	349	119	34

Selected Metrics
Return on allocated capital	28.4%	20.9
Efficiency ratio	84	87
Client assets ($ in billions, period-end):
Advisory assets	$1,119	980	139	14
Other brokerage assets and deposits	1,364	1,253	111	9
Total Company-wide client assets (2)	$2,483	2,233	250	11

Total WIM client assets	$2,222	1,996	226	11

Selected Balance Sheet Data (average)
Total loans	$88,386	80,930	7,456	9
Total deposits	112,098	102,097	10,001	10
Allocated capital	6,500	6,500	—	—

Selected Balance Sheet Data (period-end)
Total loans	$89,537	80,955	8,582	11
Total deposits	113,659	102,162	11,497	11
NM – Not meaningful
(1)In first quarter 2026, we moved the revenue, noninterest expense, loans, and deposits associated with clients who receive wealth management and financial planning services in our consumer bank branches to Consumer, Small and Business Banking in the Consumer Banking and Lending operating segment. Prior period balances have been revised to conform with the current period presentation.
(2)Includes amounts for clients of the Consumer Banking and Lending operating segment.
First quarter 2026 vs. first quarter 2025
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
Total loans (average and period-end) increased driven by higher securities-based lending.
Total deposits (average and period-end) increased driven by higher brokerage deposit balances.

18	Wells Fargo & Company

Advisory Assets. In addition to transactional brokerage accounts, the Company offers advisory account relationships to customers. Fees from advisory accounts are based on a percentage of the market value of the assets as of the beginning of the quarter, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. Advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion.
We also manage personal trust and other assets for high net worth clients, with fee income earned based on a percentage of the market value of these assets.

Table 6h presents advisory assets activity. Management believes that advisory assets is a useful metric because it allows management, investors, and others to assess how changes in asset amounts may impact the generation of certain asset-based fees.
Table 6h: Advisory Assets

	Quarter ended March 31,
(in billions)	2026	2025
Balance, beginning of period	$1,127.1	997.7
Inflows (outflows), net (1)	7.8	(5.7)
Market impact (2)	(15.6)	(12.0)
Balance, end of period (Company-wide)	$1,119.3	980.0

Balance, end of period (WIM)	$1,025.5	897.0
(1)Inflows include new advisory account assets, contributions, dividends, and interest. Outflows include closed advisory account assets, withdrawals, and client management fees.
(2)Market impact reflects gains and losses on portfolio investments.

Wells Fargo & Company	19

Earnings Performance (continued)
Corporate includes corporate treasury and enterprise functions, net of expense allocations, in support of the reportable operating segments (including funds transfer pricing, capital, and liquidity), as well as our investment portfolio and venture capital investments. Corporate also includes results for previously divested businesses.
Table 6i and Table 6j provide additional information for Corporate.
Table 6i: Corporate – Income Statement

	Quarter ended March 31,
($ in millions)	2026	2025	$ Change	% Change
Income Statement
Net interest income	$(460)	36	(496)	NM
Noninterest income	228	(213)	441	207
Total revenue	(232)	(177)	(55)	(31)
Net charge-offs	5	—	5	NM
Change in the allowance for credit losses	(3)	(5)	2	40
Provision for credit losses	2	(5)	7	140
Noninterest expense	179	457	(278)	(61)
Loss before income tax benefit	(413)	(629)	216	34
Income tax benefit	(466)	(615)	149	24
Less: Net income (loss) from noncontrolling interests (1)	35	(92)	127	138
Net income	$18	78	(60)	(77)
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests associated with our venture capital investments.
First quarter 2026 vs. first quarter 2025
Revenue decreased driven by:
•lower net interest income driven by lower funding credits to the operating segments due to the impact of lower interest rates; and
•lower lease income driven by the sale of our rail car leasing business in first quarter 2026;
partially offset by:
•higher net gains from equity securities reflecting improved results from our venture capital investments, including higher realized and unrealized gains, and lower impairment losses; and
•lower net losses from debt securities driven by the impact of a repositioning of our investment securities portfolio in first quarter 2025.

Noninterest expense decreased reflecting:
•lower lease and other expense related to the sale of our rail car leasing business in first quarter 2026; and
•the impact of efficiency initiatives.

20	Wells Fargo & Company

Table 6j: Corporate – Balance Sheet

	Quarter ended March 31,
($ in millions)	2026	2025	$ Change	% Change
Selected Balance Sheet Data (average)
Available-for-sale debt securities	$208,869	161,430	47,439	29%
Held-to-maturity debt securities	202,212	226,714	(24,502)	(11)
Equity securities	17,487	15,398	2,089	14
Total assets	649,698	618,339	31,359	5
Total deposits	86,073	50,576	35,497	70

Selected Balance Sheet Data (period-end)
Available-for-sale debt securities	$214,935	167,634	47,301	28
Held-to-maturity debt securities	200,842	224,111	(23,269)	(10)
Equity securities	17,091	15,138	1,953	13
Total assets	669,736	621,445	48,291	8
Total deposits	96,421	47,636	48,785	102

First quarter 2026 vs. first quarter 2025

Total assets (average and period-end) increased reflecting purchases of available-for-sale debt securities of U.S. Treasury and federal agencies and an increased volume of resale agreements, partially offset by a decrease in interest-earning deposits with banks that are managed by corporate treasury.

Total deposits (average and period-end) increased reflecting higher time deposits driven by issuances of certificates of deposit (CDs) by corporate treasury.

Wells Fargo & Company	21

Balance Sheet Analysis
At March 31, 2026, our assets totaled $2.2 trillion, up $57.1 billion from December 31, 2025.

The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 7: Available-for-Sale and Held-to-Maturity Debt Securities

	March 31, 2026				December 31, 2025
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$226,359	(3,486)	222,873	7.3	$215,775	(2,202)	213,573	7.2
Held-to-maturity (3)	204,080	(32,782)	171,298	9.7	208,023	(32,226)	175,797	10.2
Total	$430,439	(36,268)	394,171	n/a	$423,798	(34,428)	389,370	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $5 million and $23 million related to available-for-sale debt securities and $93 million and $95 million related to held-to-maturity debt securities at March 31, 2026, and December 31, 2025, respectively.
(2)Available-for-sale debt securities are carried on our consolidated balance sheet at fair value.
(3)Held-to-maturity debt securities are carried on our consolidated balance sheet at amortized cost, net of the allowance for credit losses.
Table 7 presents a summary of our portfolio of investments in available-for-sale (AFS) and held-to-maturity (HTM) debt securities. See Note 2 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report for additional information on AFS and HTM debt securities, including a summary of debt securities by security type, contractual maturities and weighted average yields. See also the “Balance Sheet Analysis – Available-for-Sale and Held-to-Maturity Debt Securities” section in our 2025 Form 10-K for additional information on our investment management objectives and practices and the “Risk Management – Asset/Liability Management” section in this Report for information on liquidity and interest rate risk.

The amortized cost, net of the allowance for credit losses, of the total AFS and HTM debt securities portfolio increased from December 31, 2025. Purchases of AFS debt securities were partially offset by paydowns and maturities of AFS and HTM debt securities, as well as sales of AFS debt securities.
The total net unrealized losses on AFS and HTM debt securities increased from December 31, 2025, due to changes in interest rates.

At March 31, 2026, 99% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades.

22	Wells Fargo & Company

Loan Portfolios
Table 8 provides a summary of total outstanding loans by portfolio segment. Commercial loans increased from December 31, 2025, driven by an increase in commercial and industrial loans as a result of increased originations and loan draws, partially offset by paydowns. Consumer loans increased from December 31, 2025, driven by increases in the auto and securities-based loan portfolios, partially offset by declines in the credit card and residential mortgage portfolios.
Table 8: Loan Portfolios

($ in millions)	Mar 31, 2026	Dec 31, 2025	$ Change	% Change
Commercial	$629,640	599,895	29,745	5%
Consumer	387,147	386,272	875	—
Total loans	$1,016,787	986,167	30,620	3
Average loan balances and a comparative detail of average loan balances is included in Table 2 under “Earnings Performance – Net Interest Income” earlier in this Report. Additional information on total loans outstanding by portfolio segment and class of financing receivable is included in the “Risk Management – Credit Risk Management” section in this Report. Period-end balances and other loan related information are in Note 3 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

See the “Balance Sheet Analysis – Loan Portfolios” section in our 2025 Form 10-K for additional information regarding contractual loan maturities and the distribution of loans to changes in interest rates.

Deposits
Deposits increased from December 31, 2025, reflecting:
•higher time deposits driven by issuances of CDs by corporate treasury, partially offset by maturities of CDs; and
•growth in consumer checking and savings deposits driven by seasonality.

Table 9 provides additional information regarding deposit balances. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 2 earlier in this Report. Our average deposit cost in first quarter 2026 decreased to 1.43%, compared with 1.44% in fourth quarter 2025.
Table 9: Deposits

($ in millions)	Mar 31, 2026	Dec 31, 2025	$ Change	% Change
Noninterest-bearing deposits	$365,712	365,368	344	—%
Interest-bearing deposits	1,089,227	1,060,839	28,388	3
Total deposits	$1,454,939	1,426,207	28,732	2

Wells Fargo & Company	23

Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in financial transactions that are not recognized on our consolidated balance sheet or may be recognized on our consolidated balance sheet in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements include unfunded credit commitments, derivatives, transactions with unconsolidated entities, guarantees, and other commitments. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, and/or (3) diversify our funding sources.

Unfunded Credit Commitments
Unfunded credit commitments are legally binding agreements to lend to customers with terms covering usage of funds, contractual interest rates, expiration dates, and any required collateral. The maximum credit risk for these commitments will generally be lower than the contractual amount because these commitments may expire without being used or may be cancelled at the customer’s request. Our credit risk monitoring activities include managing the amount of commitments, both to individual customers and in total, and the size and maturity structure of these commitments. For additional information, see Note 3 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Derivatives are recognized on our consolidated balance sheet at fair value, and volume can be measured in terms of the notional amount, which is generally not exchanged, but is used only as the basis on which interest and other payments are determined. The notional amount is not recognized on our consolidated balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. For additional information, see Note 10 (Derivatives) to Financial Statements in this Report.
Transactions with Unconsolidated Entities
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions and are considered variable interest entities (VIEs). For additional information, see Note 12 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.

Guarantees and Other Commitments
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of standby and direct pay letters of credit, written options, recourse obligations, exchange and clearing house guarantees, indemnifications, and other types of similar arrangements. We also enter into other commitments such as commitments to purchase securities under resale agreements. For additional information, see Note 13 (Guarantees and Other Commitments) to Financial Statements in this Report.

24	Wells Fargo & Company

Risk Management
Wells Fargo manages a variety of risks that can significantly affect our financial performance and our ability to meet the expectations of our customers, shareholders, regulators and other stakeholders. These risks are regularly evolving. For example, recent advancements in artificial intelligence have enhanced the capability to identify and potentially exploit previously unidentified cybersecurity vulnerabilities, contributing to increased information security risk across a range of customers and industries.

For additional information about how we manage risk, see the “Risk Management” section in our 2025 Form 10-K. The discussion that follows supplements our discussion of the management of certain risks contained in the “Risk Management” section in our 2025 Form 10-K.

Credit Risk Management
Credit risk is the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms). Credit risk exists with many of the Company’s assets and exposures such as debt security holdings, certain derivatives, and loans.

The Board’s Risk Committee has primary oversight responsibility for credit risk. At the management level, Corporate Credit Risk, which is part of Independent Risk Management, and the chief risk officers aligned with each principal line of business, have oversight responsibility for credit risk. Corporate Credit Risk and the business-aligned chief risk officers report to the Chief Risk Officer and support periodic reports related to credit risk provided to the Board’s Risk Committee.

Loan Portfolio. Our loan portfolios represent the largest component of assets on our consolidated balance sheet for which we have credit risk. Table 10 presents our total loans outstanding by portfolio segment and class of financing receivable.

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Mar 31, 2026	Dec 31, 2025
Commercial and industrial	$481,915	452,068
Commercial real estate	132,213	132,284
Lease financing	15,512	15,543
Total commercial	629,640	599,895
Residential mortgage	240,839	242,190
Credit card	57,277	59,540
Auto	53,794	50,487
Other consumer	35,237	34,055
Total consumer	387,147	386,272
Total loans	$1,016,787	986,167
We manage our credit risk by establishing what we believe are sound credit policies for underwriting new business, while monitoring and reviewing the performance of our existing loan portfolios. We employ various credit risk management and monitoring activities to mitigate risks, including those related to:
•Loan concentrations;
•Borrower or counterparty performance and related credit risk;
•Economic and market conditions;
•Changes in interest rates; and
•Legislative or regulatory mandates.
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
Credit Quality Overview.  Table 11 provides credit quality trends.
Table 11: Credit Quality Overview

($ in millions)	Mar 31, 2026	Dec 31, 2025
Nonaccrual loans
Commercial loans	$5,513	5,266
Consumer loans	2,956	2,935
Total nonaccrual loans	$8,469	8,201
Nonaccrual loans as a % of total loans	0.83%	0.83

Allowance for credit losses (ACL) for loans	$14,374	14,337
ACL for loans as a % of total loans	1.41%	1.45

	Quarter ended March 31,
	2026	2025
Net loan charge-offs as a % of (1):
Average commercial loans	0.24%	0.16
Average consumer loans	0.78	0.86
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
The following discussion provides additional information and analysis of our loan portfolios. See Note 3 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit information.

COMMERCIAL AND INDUSTRIAL LOANS AND LEASE FINANCING.  We generally subject commercial and industrial loans and lease financing to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful, and loss categories.
We had $16.9 billion of the commercial and industrial loans and lease financing portfolio classified as criticized in accordance with regulatory guidance at March 31, 2026, compared with $15.9 billion at December 31, 2025. The increase was primarily driven by the retail and the equipment, machinery, and parts manufacturing industries.
Generally, the primary source of repayment for our commercial and industrial loans and lease financing portfolio is the operating cash flows of customers, with the collateral securing this portfolio representing a secondary source of repayment. The majority of this portfolio is secured by short-term assets, such as

Wells Fargo & Company	25

Risk Management – Credit Risk Management (continued)

accounts receivable, inventory, and debt securities, as well as long-lived assets, such as equipment and other business assets.
Loans to our largest industry category, financials except banks, are generally secured and have features to help manage credit risk, such as structural credit enhancements, collateral eligibility requirements, contractual re-margining of collateral supporting the loans, and loan amounts limited to a percentage of the value of the underlying assets considering underlying credit risk, asset duration, and ongoing performance.
Table 12 provides our commercial and industrial loans and lease financing by industry using the North American Industry Classification System. The portfolio increase at March 31, 2026, compared with December 31, 2025, was a result of increased originations and loan draws, partially offset by paydowns, and was primarily driven by the financials except banks industry.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry

	March 31, 2026				December 31, 2025
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)(2)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)(2)
Financials except banks
Asset managers and funds (3)(4)	$—	76,233	8%	$130,181	1	69,752	7%	$126,027
Commercial finance (5)	94	62,139	6	98,017	108	60,955	6	97,757
Consumer finance (6)	124	33,849	3	48,991	129	27,794	3	45,321
Real estate finance (7)	19	37,945	4	42,277	7	34,514	3	39,043
Total financials except banks (4)	237	210,166	21	319,466	245	193,015	19	308,148
Technology, telecom and media	283	30,060	3	77,594	49	26,552	3	78,922
Real estate and construction	82	30,045	3	62,974	66	29,321	3	60,900
Equipment, machinery and parts manufacturing	29	27,972	3	54,497	33	25,985	3	54,078
Retail	143	20,024	2	43,841	208	19,644	2	42,865
Materials and commodities	98	15,082	1	38,026	100	13,609	1	35,731
Oil, gas and pipelines	2	12,367	1	35,040	3	10,237	1	31,738
Food and beverage manufacturing	349	16,886	2	32,642	286	17,838	2	33,951
Auto related	6	17,154	2	32,452	7	16,984	2	32,169
Health care and pharmaceuticals	23	13,242	1	32,049	22	13,513	1	31,552
Diversified or miscellaneous	56	13,758	1	31,608	58	11,905	1	29,908
Utilities	17	8,946	*	28,618	18	8,232	*	28,187
Commercial services	67	12,244	1	28,329	65	11,481	1	27,563
Entertainment and recreation	130	13,835	1	21,591	17	13,208	1	20,841
Insurance and fiduciaries	1	5,658	*	18,933	1	6,128	*	19,223
Transportation services	146	8,888	*	17,278	156	8,237	*	16,737
Other (4)(8)	65	41,100	4	59,907	53	41,722	4	61,008
Total	$1,734	497,427	49%	$934,845	1,387	467,611	47%	$913,521
*Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit and discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. For additional information on issued letters of credit, see Note 13 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)We use credit derivatives, which had notional amounts of $8.4 billion and $8.2 billion at March 31, 2026, and December 31, 2025, respectively, to hedge certain loan exposures. These amounts are not shown as reductions to total commitments. For additional information on credit derivatives, see Note 10 (Derivatives) to Financial Statements in this Report.
(3)Includes loans for subscription or capital calls and loans to securities firms.
(4)In first quarter 2026, we reclassified prime brokerage margin loans from the asset managers and funds category within the financials except banks industry category to Other. Prior period balances have been revised to conform with the current period presentation.
(5)Includes asset-based lending and leasing, including loans to special purpose entities, loans to commercial leasing entities, and structured lending facilities to commercial loan managers.
(6)Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
(7)Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.
(8)No other category had total loans in excess of $13.5 billion and $15.1 billion at March 31, 2026, and December 31, 2025, respectively.
Our commercial and industrial loans and lease financing portfolio included non-U.S. loans of $83.2 billion and $81.0 billion at March 31, 2026, and December 31, 2025, respectively. Significant industry concentrations of non-U.S. loans at March 31, 2026, and December 31, 2025, respectively, included:
•$52.6 billion and $51.8 billion in the financials except banks industry;
•$8.2 billion in the banks industry for both periods; and
•$3.1 billion and $1.8 billion in the oil, gas and pipelines industry.

26	Wells Fargo & Company

COMMERCIAL REAL ESTATE (CRE).  Our CRE loan portfolio is composed of CRE mortgage and CRE construction loans. The total CRE loan portfolio at March 31, 2026 was stable compared with December 31, 2025. Unfunded credit commitments at March 31, 2026, and December 31, 2025, were $6.5 billion and $6.2 billion, respectively, for CRE mortgage loans and $9.3 billion and $9.2 billion, respectively, for CRE construction loans.
The portfolio is diversified both geographically and by property type. At March 31, 2026, the five states with the largest geographic concentrations of CRE loans, as shown in Table 13, represented a combined 51% of the total CRE portfolio. The largest property type concentrations were apartments at 28% and industrial/warehouse at 21% of the portfolio at March 31, 2026.
We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings and classify them as criticized in accordance with regulatory guidance. CRE mortgage loans classified as criticized were $12.9 billion and $13.4 billion at March 31, 2026, and December 31, 2025, respectively. CRE construction loans classified as criticized were $1.7 billion at both March 31, 2026, and December 31, 2025. The decrease in criticized CRE mortgage loans was predominantly driven by the industrial/warehouse, apartments, and office property types.

Table 13 provides our CRE loans by state and property type.
Table 13: CRE Loans by State and Property Type

					March 31, 2026				December 31, 2025
	Real estate mortgage		Real estate construction		Total commercial real estate				Total commercial real estate
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Loans as % of total loans	Total commitments (1)	Loans outstanding balance	Total commitments (1)
By state:
California	$692	23,964	75	2,084	767	26,048	3%	$28,805	26,208	28,918
New York	399	13,531	—	1,956	399	15,487	2	16,657	15,890	17,182
Texas	322	9,012	—	1,293	322	10,305	1	12,488	10,206	13,018
Florida	256	9,222	—	1,552	256	10,774	1	11,721	10,671	11,413
Washington	18	4,024	113	469	131	4,493	*	5,578	4,501	4,958
Other (2)	1,671	58,605	233	6,501	1,904	65,106	6	72,812	64,808	72,164
Total	$3,358	118,358	421	13,855	3,779	132,213	13%	$148,061	132,284	147,653
By property type:
Apartments	$377	29,166	19	7,439	396	36,605	4%	$41,787	36,974	41,554
Industrial/warehouse	39	25,709	—	1,760	39	27,469	3	32,203	25,959	31,377
Office	1,992	19,184	402	1,552	2,394	20,736	2	21,689	21,958	23,360
Hotel/motel	735	11,626	—	718	735	12,344	1	12,885	12,764	13,154
Retail (excl shopping center)	40	10,185	—	102	40	10,287	1	11,696	10,568	11,476
Shopping center	3	9,367	—	110	3	9,477	*	10,267	9,353	9,800
Institutional	10	4,438	—	578	10	5,016	*	5,422	5,402	5,852
Other	162	8,683	—	1,596	162	10,279	1	12,112	9,306	11,080
Total	$3,358	118,358	421	13,855	3,779	132,213	13%	$148,061	132,284	147,653
*    Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 13 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes 45 states and non-U.S. loans. No state in Other had loans in excess of $5.2 billion and $4.8 billion at March 31, 2026, and December 31, 2025, respectively. Non-U.S. loans were $4.8 billion and $5.7 billion at March 31, 2026, and December 31, 2025, respectively.

Wells Fargo & Company	27

Risk Management – Credit Risk Management (continued)

NON-U.S. LOANS. Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At March 31, 2026, non-U.S. loans totaled $88.0 billion, representing approximately 9% of our total consolidated loans outstanding, compared with $86.7 billion, or approximately 9% of our total consolidated loans outstanding, at December 31, 2025. Non-U.S. loans were approximately 4% of our total consolidated assets at both March 31, 2026, and December 31, 2025.

COUNTRY RISK EXPOSURE. Our country risk monitoring process incorporates centralized monitoring of economic, political, social, legal, and transfer risks in countries where we do or plan to do business, along with frequent dialogue with our customers, counterparties and regulatory agencies. We establish exposure limits for each country through a centralized oversight process based on customer needs, and through consideration of the relevant and distinct risk of each country. We monitor exposures closely and adjust our country limits in response to changing conditions. We evaluate our individual country risk exposure based on our assessment of a borrower’s ability to repay, which gives consideration for allowable transfers of risk, such as guarantees and collateral, and may be different from the reporting based on a borrower’s primary address. Our largest single country exposure outside the U.S. at March 31, 2026, was the United Kingdom, which totaled $36.6 billion, or approximately 2% of our total assets, of which $3.4 billion were sovereign exposures and included deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

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
Table 14: Top 20 Country Exposures (1)

	March 31, 2026					December 31, 2025
(in millions)	Deposits with banks (2)	Lending	Securities	Derivatives and other	Total (3)	Total (4)
United Kingdom	$3,689	27,834	186	4,896	36,605	33,233
Canada	905	13,969	2,830	1,586	19,290	19,548
Japan	14,107	170	437	25	14,739	17,296
Luxembourg	563	10,267	11	375	11,216	10,872
Cayman Islands	—	8,690	—	195	8,885	9,878
Ireland	30	5,161	179	546	5,916	6,222
Guernsey	—	5,810	1	13	5,824	5,866
Germany	174	3,973	297	108	4,552	4,159
France	16	3,898	134	418	4,466	4,440
Bermuda	—	3,831	2	65	3,898	3,734
Netherlands	—	3,494	207	171	3,872	3,606
Switzerland	34	1,698	50	915	2,697	2,150
South Korea	3	2,212	21	34	2,270	2,225
Spain	1	1,443	248	443	2,135	1,983
Australia	284	576	371	454	1,685	1,432
Jersey	—	1,201	77	185	1,463	1,321
Chile	1	1,077	190	—	1,268	1,511
Hong Kong	50	294	881	39	1,264	1,177
Singapore	42	417	654	143	1,256	721
Belgium	753	573	(117)	6	1,215	877
Total	$20,652	96,588	6,659	10,617	134,516	132,251
(1)Top 20 country exposures reflected 90% of our total non-U.S. exposure at both March 31, 2026, and December 31, 2025.
(2)Predominantly deposited with central banks.
(3)Top 20 country exposures to central banks and financial institutions was $79.9 billion.
(4)The 2025 exposures correspond to the ranking of the top 20 country exposures at March 31, 2026, and do not necessarily reflect our top 20 country exposures at December 31, 2025.

28	Wells Fargo & Company

RESIDENTIAL MORTGAGE LOANS. Our residential mortgage loan portfolio is composed of 1–4 family first and junior lien mortgage loans. Junior lien mortgage loans consist of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. Residential mortgage – first lien loans represented 97% of the total residential mortgage loan portfolio at both March 31, 2026, and December 31, 2025.

The residential mortgage loan portfolio includes loans with adjustable-rate features. We monitor the risk of default as a result of interest rate increases on adjustable-rate mortgage (ARM) loans, which may be mitigated by product features that limit the amount of the increase in the contractual interest rate. The default risk of these loans is considered in our ACL for loans. ARM loans were $71.9 billion, or 7% of total loans, at March 31, 2026, compared with $70.8 billion, or 7% of total loans, at December 31, 2025, with an initial reset date in 2028 or later for the majority of this portfolio at March 31, 2026. We do not offer option ARM products or loans with negative amortization features.

The outstanding balance of residential mortgage lines of credit (both first and junior lien) was $9.8 billion at March 31, 2026, compared with $10.3 billion at December 31, 2025. The unfunded credit commitments for these lines of credit totaled $13.5 billion at March 31, 2026, compared with $15.2 billion at December 31, 2025. For additional information on our residential mortgage loan portfolio, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2025 Form 10-K.
We monitor changes in real estate values and underlying economic or market conditions for the geographic areas of our residential mortgage loan portfolio as part of our credit risk management process. Our periodic review of this portfolio includes estimating property values using home valuation models and indices. We have risk management guidelines that address the usage of these models, including periodic validation.

Part of our credit monitoring includes tracking delinquency, current Fair Isaac Corporation (FICO) credit scores, and loan to collateral values (LTV) on the entire residential mortgage loan portfolio. For junior lien mortgages, LTV uses the total combined loan balance of first and junior lien mortgages, including unused line of credit amounts. For additional information regarding credit quality indicators, see Note 3 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Borrowers experiencing financial difficulties may seek additional assistance through a loan modification. For additional information on loan modifications, see Note 3 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

Our residential mortgage loan portfolio decreased $1.4 billion from December 31, 2025, due to loan paydowns, partially offset by originations. Table 15 shows the outstanding balances of our first and junior lien mortgage loan portfolios.
Table 15: Residential Mortgage Loans

	March 31, 2026		December 31, 2025
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
California (1)	$108,092	11%	$108,080	11%
New York	30,016	3	30,128	3
Washington	10,718	1	10,727	1
New Jersey	9,391	1	9,481	1
Florida	8,924	1	8,922	1
Other (2)	60,985	6	61,580	6
Government insured/guaranteed loans (3)	5,412	—	5,569	1
Total first lien mortgage portfolio	233,538	23	234,487	24
Total junior lien mortgage portfolio (4)	7,301	1	7,703	1
Total residential mortgage loan portfolio	$240,839	24%	$242,190	25%
(1)Our first lien mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 3% of total loans.
(2)Consists of 45 states; no state in Other had loans in excess of $6.4 billion at both March 31, 2026, and December 31, 2025.
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
(4)Includes loans of $2.3 billion and $2.4 billion in California, and no other state had loans in excess of $680 million and $730 million at March 31, 2026, and December 31, 2025, respectively.

Wells Fargo & Company	29

Risk Management – Credit Risk Management (continued)

CREDIT CARD, AUTO, AND OTHER CONSUMER LOANS. Table 16 shows the outstanding balance of our credit card, auto, and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 3 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 16: Credit Card, Auto, and Other Consumer Loans

	March 31, 2026		December 31, 2025
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$57,277	6%	$59,540	6%
Auto	53,794	5	50,487	5
Other consumer:
Securities-based	28,541	3	26,206	3
Other	6,696	—	7,849	1
Total other consumer	35,237	3	34,055	4
Total	$146,308	14%	$144,082	15%
Credit Card.  The decrease in the outstanding balance at March 31, 2026, compared with December 31, 2025, was due to seasonally lower purchase volume as well as paydowns.

Auto.  The increase in the outstanding balance at March 31, 2026, compared with December 31, 2025, was due to loan originations exceeding paydowns.

Other Consumer.  The increase in the outstanding balance at March 31, 2026, compared with December 31, 2025, was due to an increase in securities-based lending.
Securities-based loans, such as margin loans originated by the WIM operating segment, are collateralized by securities in customer accounts. The collateral is monitored and the loans have provisions that allow us to require additional collateral if the fair value of the existing collateral declines. Accordingly, these loans generally do not have an allowance for credit losses given their minimal expected credit risk.

30	Wells Fargo & Company

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS). For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2025 Form 10-K. Table 17 summarizes nonperforming assets.

Table 17: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Mar 31, 2026	Dec 31, 2025
Nonaccrual loans:
Commercial and industrial	$1,646	1,312
Commercial real estate	3,779	3,879
Lease financing	88	75
Total commercial	5,513	5,266
Residential mortgage (1)	2,860	2,838
Auto	70	70
Other consumer	26	27
Total consumer	2,956	2,935
Total nonaccrual loans	$8,469	8,201
As a percentage of total loans	0.83%	0.83
Foreclosed assets:
Government insured/guaranteed (2)	$7	8
Commercial	258	262
Consumer	34	32
Total foreclosed assets	299	302
Total nonperforming assets	$8,768	8,503
As a percentage of total loans	0.86%	0.86
(1)Residential mortgage loans are not placed on nonaccrual status when they are insured or guaranteed by U.S. government agencies, such as the FHA or the VA.
(2)Consistent with regulatory reporting requirements, foreclosed real estate resulting from government insured/guaranteed loans are classified as nonperforming. Both principal and interest related to these foreclosed real estate assets are collectible because the loans were insured or guaranteed by U.S. government agencies. Receivables related to the foreclosure of certain government guaranteed real estate mortgage loans are excluded from this table and included in accounts receivable in other assets. For additional information on the classification of certain government-guaranteed mortgage loans upon foreclosure, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2025 Form 10-K.
Total nonaccrual loans increased $268 million from December 31, 2025, driven by higher commercial and industrial nonaccrual loans, partially offset by lower commercial real estate nonaccrual loans.

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
Table 18: Analysis of Changes in Nonaccrual Loans

	Quarter ended March 31,
(in millions)	2026	2025
Commercial nonaccrual loans
Balance, beginning of period	$5,266	4,618
Inflows	1,578	1,132
Outflows:
Returned to accruing	(141)	(67)
Foreclosures	—	—
Charge-offs	(404)	(232)
Payments, sales and other	(786)	(568)
Total outflows	(1,331)	(867)
Balance, end of period	5,513	4,883
Consumer nonaccrual loans
Balance, beginning of period	2,935	3,112
Inflows	292	265
Outflows:
Returned to accruing	(111)	(113)
Foreclosures	(21)	(22)
Charge-offs	(19)	(15)
Payments, sales and other	(120)	(132)
Total outflows	(271)	(282)
Balance, end of period	2,956	3,095
Total nonaccrual loans	$8,469	7,978
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at March 31, 2026:
•97% of total commercial nonaccrual loans were secured, of which 69% were secured by real estate.
•77% of total commercial nonaccrual loans were current on interest and 65% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans were secured, of which 97% were secured by real estate and 98% had an LTV ratio of 80% or less.
•$368 million of the $451 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

32	Wells Fargo & Company

NET CHARGE-OFFS. Table 19 presents net loan charge-offs.

Table 19: Net Loan Charge-offs

	Quarter ended March 31,
	2026		2025
($ in millions)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)
Commercial and industrial	$331	0.29%	$108	0.11%
Commercial real estate	19	0.06	95	0.28
Lease financing	10	0.26	8	0.20
Total commercial	360	0.24	211	0.16
Residential mortgage	(14)	(0.02)	(15)	(0.02)
Credit card	605	4.21	650	4.76
Auto	63	0.49	64	0.62
Other consumer	86	1.03	99	1.39
Total consumer	740	0.78	798	0.86
Total	$1,100	0.45%	$1,009	0.45%
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
The increase in commercial net loan charge-offs in first quarter 2026, compared with the same period a year ago, was driven by higher losses in our commercial and industrial portfolio, partially offset by lower losses in our commercial real estate portfolio.

The decrease in consumer net loan charge-offs in first quarter 2026, compared with the same period a year ago, was due to lower losses in our credit card portfolio.

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
The process for establishing the ACL for loans takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. For additional information on our ACL, see the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2025 Form 10-K. For additional information on our ACL for loans, see Note 3 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report, and for additional information on our ACL for debt securities, see Note 2 (Available-for-Sale and Held-to-Maturity Debt Securities) to Financial Statements in this Report.

Wells Fargo & Company	33

Risk Management – Credit Risk Management (continued)

Table 20 presents the allocation of the ACL for loans by loan portfolio segment and class.
Table 20: Allocation of the ACL for Loans

	Mar 31, 2026			Dec 31, 2025
($ in millions)	ACL	ACL as % of loan class	Loans as % of total loans	ACL	ACL as % of loan class	Loans as % of total loans
Commercial and industrial	$4,840	1.00%	47	$4,510	1.00%	46
Commercial real estate	2,478	1.87	13	2,737	2.07	13
Lease financing	211	1.36	2	210	1.35	1
Total commercial	7,529	1.20	62	7,457	1.24	60
Residential mortgage (1)	525	0.22	24	555	0.23	25
Credit card	4,902	8.56	6	4,956	8.32	6
Auto	878	1.63	5	817	1.62	5
Other consumer	540	1.53	3	552	1.62	4
Total consumer	6,845	1.77	38	6,880	1.78	40
Total	$14,374	1.41%	100	$14,337	1.45%	100
Components:
Allowance for loan losses			$13,864			13,797
Allowance for unfunded credit commitments			510			540
Allowance for credit losses			$14,374			14,337
Ratio of allowance for loan losses to total net loan charge-offs (2)			3.11x			3.45
Ratio of allowance for loan losses to total nonaccrual loans			1.64			1.68
Allowance for loan losses as a percentage of total loans			1.36%			1.40
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
(2)Total net loan charge-offs are annualized for the quarter ended March 31, 2026.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 20 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.

The ACL for loans increased $37 million from December 31, 2025, reflecting higher commercial and industrial and auto loan balances, partially offset by a lower allowance for commercial real estate loans and lower credit card balances. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 3 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. We weighted the base scenario and the downside scenarios in our estimate of the ACL for loans at March 31, 2026. The base scenario assumed uncertainty related to trade policies, increased inflation along with slowing economic growth, increased unemployment rates, and a decline in commercial real estate prices. The downside scenarios assumed a more substantial economic contraction due to lower business and consumer confidence, declining property values, and ongoing uncertainty related to global geopolitical events.

Additionally, we consider qualitative factors that represent management’s judgment of risks related to our processes and assumptions used in establishing the ACL such as economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and emerging risk assessments.
The forecasted key economic variables used in our estimate of the ACL for loans at March 31, 2026, and December 31, 2025, are presented in Table 21.

Table 21: Forecasted Key Economic Variables

	2Q 2026	4Q 2026	2Q 2027
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
March 31, 2026	4.6%	5.0	5.6
December 31, 2025	4.7	5.3	5.8

U.S. real GDP (2):
March 31, 2026	0.0	(0.3)	0.8
December 31, 2025	(0.8)	(0.5)	1.0

Home price index (3):
March 31, 2026	(0.5)	(3.8)	(5.5)
December 31, 2025	(2.3)	(5.2)	(5.5)

Commercial real estate asset prices (3):
March 31, 2026	(3.8)	(7.2)	(7.3)
December 31, 2025	(6.9)	(9.0)	(6.9)
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

34	Wells Fargo & Company

We believe the ACL for loans of $14.4 billion at March 31, 2026, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2025 Form 10-K.

MORTGAGE BANKING ACTIVITIES.  We sell residential and commercial mortgage loans to various parties. In connection with our sales and securitization of residential mortgage loans, we have established a mortgage repurchase liability. For information on our repurchase liability, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2025 Form 10-K.

In addition to servicing loans in our portfolio, we may also service residential and commercial mortgage loans included in government-sponsored enterprise (GSE) mortgage securitizations, GNMA-guaranteed mortgage securitizations of FHA-insured/VA-guaranteed mortgages and private label mortgage securitizations, as well as for unsecuritized loans owned by institutional investors.
As a servicer, we are required to advance certain delinquent payments of principal and interest on mortgage loans we service. The amount and timing of reimbursement for advances of delinquent payments vary by investor and the applicable servicing agreements. See Note 6 (Mortgage Banking Activities) to Financial Statements in this Report for additional information about residential and commercial mortgage servicing rights, servicer advances and servicing fees.

In accordance with applicable servicing guidelines, upon transfer as servicer, we may have the option to repurchase loans from certain loan securitizations, which generally becomes exercisable based on delinquency status such as when three scheduled loan payments are past due. When we have the unilateral option to repurchase a loan, we recognize the loan and a corresponding liability on our balance sheet regardless of our intent to repurchase the loan.

For additional information about the risks related to our servicing activities, see the “Risk Management – Credit Risk Management – Mortgage Banking Activities” section in our 2025 Form 10-K. For additional information on mortgage banking activities, see Note 6 (Mortgage Banking Activities) to Financial Statements in this Report. For additional information on loan sales and securitization activity, see Note 12 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.

Wells Fargo & Company	35

Asset/Liability Management
Asset/liability management involves measuring, monitoring and managing interest rate risk, market risk, liquidity risk and funding. For additional information on our oversight of asset/liability risks, see the “Risk Management – Asset/Liability Management” section in our 2025 Form 10-K.

INTEREST RATE RISK. Interest rate risk is the risk that market fluctuations in interest rates, and/or product spreads, can cause a reduction in the Company’s earnings and capital stemming from mismatches in the Company’s asset and liability cash flows.

We are subject to interest rate risk because:
•assets and liabilities may mature or reprice at different times or at different amounts;
•short-term and long-term market interest rates may change independently or by different magnitudes;
•the remaining maturity for various assets or liabilities may shorten or lengthen as interest rates change; or
•interest rates may also have a direct or indirect effect on loan demand, collateral values, credit losses, loan origination volume, and the fair value of financial instruments and MSRs.
We measure interest rate risk exposure from lending, investing, and deposit-raising activities, as well as from issuances of long-term debt. Interest rate risk is measured by comparing the earnings outcomes from multiple interest rate scenarios relative to our base scenario. The base scenario is a reference point used by the Company for financial planning purposes. These scenarios may differ in the direction, degree, and speed of interest rate changes over time, and the projected shape of the yield curve. They also require assumptions regarding drivers of earnings and balance sheet composition such as loan originations, prepayment rates on loans and debt securities, deposit flows and mix, as well as pricing strategies. We periodically assess and enhance our scenarios and assumptions.

Table 22 presents the results of the estimated net interest income sensitivity over the next 12 months from the multiple scenarios compared with our base scenario. These hypothetical scenarios include instantaneous movements across the yield curve with both lower and higher interest rates under a parallel shift, as well as steeper and flatter non-parallel changes in the yield curve. Long-term interest rates are defined as all tenors three years and longer, and short-term interest rates are defined as all tenors less than three years. Markets trading net interest income is excluded from the sensitivity analysis since Markets trading net interest income may be offset by trading-related noninterest income. For additional information on the market risk of financial instruments used in our trading activities, which are measured at fair value through earnings, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in this Report.

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
Table 22: Net Interest Income Sensitivity Over the Next 12 Months Using Instantaneous Movements

($ in billions)	Mar 31, 2026	Dec 31, 2025
Parallel shift:
+100 bps shift in interest rates	$1.7	1.9
-100 bps shift in interest rates	(2.3)	(2.3)
-200 bps shift in interest rates	(5.4)	(5.3)

Steeper yield curve:
+100 bps shift in long-term interest rates	0.4	0.5
-100 bps shift in short-term interest rates	(1.8)	(1.8)

Flatter yield curve:
+100 bps shift in short-term interest rates	1.3	1.4
-100 bps shift in long-term interest rates	(0.5)	(0.4)

The changes in our interest rate sensitivity from December 31, 2025, to March 31, 2026, reflected updates for our expected balance sheet composition. Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income. The realized impact of interest rate changes may vary from our base and hypothetical scenarios for various reasons, including any deposit pricing lags. We use interest rate derivatives and our debt securities portfolio to manage our interest rate exposures.

We use derivatives for asset/liability management to (i) convert cash flows from selected assets and/or liabilities from floating-rate payments to fixed-rate payments, or vice versa, (ii) reduce accumulated other comprehensive income (AOCI) sensitivity of our AFS debt securities portfolio, and/or (iii) economically hedge our mortgage origination pipeline, funded mortgage loans, and MSRs. Derivatives used to hedge our interest rate risk exposures are presented in Note 10 (Derivatives) to Financial Statements in this Report. As interest rates increase, changes in the fair value of AFS debt securities may negatively affect AOCI, which lowers the amount of our regulatory capital. AOCI also includes unrealized gains or losses related to the transfer of debt securities from AFS to HTM, which are subsequently amortized into earnings over the life of the security with no further impact from interest rate changes. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2025 Form 10-K and Note 2 (Available-for-Sale and Held-to-Maturity Debt Securities)

36	Wells Fargo & Company

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

Interest rate sensitive noninterest income is impacted by changes in earnings credit for noninterest-bearing deposits that reduce treasury management deposit-related service fees on commercial accounts. Our interest rate sensitive noninterest income is also impacted by mortgage banking activities that may have sensitivity impacts that move in the opposite direction of our net interest income. See the “Risk Management – Asset/Liability Management – Mortgage Banking Interest Rate and Market Risk” section in our 2025 Form 10-K for additional information.

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

Changes in interest rates may impact mortgage banking noninterest income, including origination and servicing fees, and the fair value of our residential MSRs, loans held for sale (LHFS), and derivative loan commitments (interest rate “locks”) extended to mortgage applicants. Interest rate changes will generally impact our mortgage banking noninterest income on a lagging basis due to the time it takes for the market to reflect a shift in customer demand, as well as the time required for processing a new application, providing the commitment, and securitizing and selling the loan. The amount and timing of the impact will depend on the magnitude, speed and duration of the changes in interest rates. For additional information on mortgage banking, including key assumptions and the sensitivity of the fair value of MSRs, see the “Risk Management – Asset/Liability Management– Mortgage Banking Interest Rate and Market Risk” section in our 2025 Form 10-K and Note 6 (Mortgage Banking Activities) and Note 11 (Fair Value Measurements) to Financial Statements in this Report.
MARKET RISK. Market risk is the risk of possible economic loss from adverse changes in market risk factors such as interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and the risk of possible loss due to counterparty exposure. Market risk applies to implied volatility risk, basis risk, and market liquidity risk and includes price risk in the trading book, mortgage servicing rights, the hedge effectiveness risk associated with non-trading portfolios held at fair value, and impairment on private equity investments. For additional information on our oversight of market risk, see the “Risk Management – Asset/Liability Management – Market Risk” section in our 2025 Form 10-K.

MARKET RISK – TRADING ACTIVITIES.  We engage in trading activities to accommodate the investment and risk management activities of our customers and to execute economic hedging to manage certain balance sheet risks. These trading activities predominantly occur within our Markets business. Trading debt and equity securities, trading loans, and trading derivatives are financial instruments used in our trading activities, and are measured at fair value through earnings. Income earned on the financial instruments used in our trading activities include net interest income, changes in fair value, and realized gains and losses. Changes in fair value and realized gains and losses of the financial instruments used in our trading activities are reflected in net gains from trading activities. For additional information on the financial instruments used in our trading activities, see
Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2025 Form 10-K. For additional information on the income from these trading activities, see Note 17 (Revenue and Expenses) to Financial Statements in this Report.

Value-at-risk (VaR) is a statistical risk measure used to estimate the potential loss from adverse moves in the financial markets, and Trading VaR is a measure used to provide insight into the market risk exhibited by the Company’s trading positions on our consolidated balance sheet. The Company uses these VaR metrics complemented with sensitivity analysis and stress testing in measuring and monitoring market risk. The Company calculates Trading VaR for risk management purposes to establish and monitor line of business and Company-wide risk limits. For additional information on our monitoring activities, sensitivity analysis, stress testing, Trading VaR, and Trading General VaR by risk category, see the “Risk Management – Asset/Liability Management – Market Risk – Trading Activities” section in our 2025 Form 10-K.

Wells Fargo & Company	37

Risk Management – Asset/Liability Management (continued)
Table 23 shows the Company's Trading General VaR by risk category.
Table 23: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	March 31, 2026 (1)			December 31, 2025 (1)			March 31, 2025
(in millions)	Average	Low	High	Average	Low	High	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$18	15	26	21	13	33	46	37	55
Interest rate	8	6	12	9	5	14	33	26	45
Equity	21	15	38	23	15	41	23	16	29
Commodity	4	3	13	4	2	7	2	1	7
Foreign exchange	1	1	2	2	1	8	1	1	3
Diversification benefit (2)	(23)			(25)			(80)
Company Trading General VaR	$29			34			25
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
MARKET RISK – EQUITY SECURITIES. We are directly and indirectly affected by changes in the equity markets. We make and manage investments in various businesses, such as start-up companies and emerging growth companies, some of which are made by our venture capital business. For additional information, see the “Risk Management – Asset/Liability Management – Market Risk –Equity Securities” section in our 2025 Form 10-K.

Additionally, as part of our business to support our customers, we trade public equities, listed/over-the-counter equity derivatives, and convertible bonds, and we have parameters for the oversight of these activities.

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

To help achieve this objective, the Board establishes liquidity guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. These guidelines are monitored on a monthly basis by the management-level Corporate Asset/Liability Committee and on a quarterly basis by the Board. These guidelines are established and monitored for both the Company and the Parent on a stand-alone basis so that the Parent is a source of strength for its banking subsidiaries. For additional information on liquidity risk and funding management, see the “Risk Management – Liquidity Risk and Funding” section in our 2025 Form 10-K.

Liquidity Standards. We are subject to a rule issued by the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) that establishes a quantitative minimum liquidity requirement, known as the liquidity coverage ratio (LCR). The rule requires a covered banking organization to hold high-quality liquid assets (HQLA) in an amount equal to or greater than its projected net cash outflows during a 30-day stress period. Our HQLA under the rule mainly consists of central bank deposits, government debt securities, and federal agency mortgage-backed securities. The LCR applies to the Company and to our insured depository institutions (IDIs) with total assets of $10 billion or more. In addition, rules issued by the FRB impose enhanced liquidity risk management standards on large bank holding companies (BHCs), such as Wells Fargo.

We are also subject to a rule issued by the FRB, OCC and FDIC that establishes a stable funding requirement, known as the net stable funding ratio (NSFR). The NSFR requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company and to our IDIs with total assets of $10 billion or more. As of March 31, 2026, we were compliant with the NSFR requirement.

Liquidity Coverage Ratio. As of March 31, 2026, the Company, Wells Fargo Bank, N.A., and Wells Fargo National Bank West exceeded the minimum LCR requirement of 100%. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.

38	Wells Fargo & Company

Table 24 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.
Table 24: Liquidity Coverage Ratio

	Average for quarter ended
(in millions, except ratio)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
HQLA (1):
Eligible cash	$146,454	139,271	144,728
Eligible securities (2)	256,743	250,520	227,020
Total HQLA	403,197	389,791	371,748
Projected net cash outflows (3)	335,531	327,403	297,553
LCR	120%	119	125
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
Liquidity Sources. As of March 31, 2026, the Company had approximately $953.8 billion of total available liquidity sources. Table 25 presents the components of our available liquidity sources.

We maintain primary sources of liquidity in the form of central bank deposits and high-quality liquid debt securities, which collectively totaled $542.8 billion as of March 31, 2026. Our high-quality liquid debt securities presented in Table 25 are substantially the same in composition as HQLA eligible securities under the LCR rule; however, they will generally exceed HQLA eligible securities due to the applicable LCR haircuts and the exclusion of LCR adjustments for excess liquidity that is not transferable from certain subsidiaries.
We believe our high-quality liquid debt securities provide reliable sources of liquidity through sales or by pledging to obtain financing, in both normal and stressed market conditions. High-quality liquid debt securities include AFS, HTM, and trading debt securities, as well as debt securities received through securities financing activities.

As of March 31, 2026, we had approximately $676.9 billion of borrowing capacity at the Federal Reserve Discount Window and Federal Home Loan Banks (FHLB). This borrowing capacity included $265.9 billion related to pledged high-quality liquid debt securities within our primary sources of liquidity and $411.0 billion related to pledged loans and other debt securities within our contingent sources of liquidity.
Table 25: Total Available Liquidity Sources

(in millions)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
Primary sources of liquidity:
Central bank deposits	$135,952	130,448	137,815
High-quality liquid debt securities (1)	406,849	369,007	380,073
Total	542,801	499,455	517,888
Contingent sources of liquidity (2):
Pledged loans and other	411,001	372,698	361,140
Total available liquidity	$953,802	872,153	879,028
(1)Presented at fair value and includes unencumbered securities.
(2)Presented at borrowing capacity, net of haircuts.
Funding Sources. The Parent acts as a source of funding for the Company through the issuance of long-term debt and equity. WFC Holdings, LLC (the “IHC”) is an intermediate holding company and subsidiary of the Parent, which provides funding support for the ongoing operational requirements of the Parent and certain of its direct and indirect subsidiaries. For additional information on the IHC, see the “Regulation and Supervision – ‘Living Will’ Requirements and Related Matters” section in our 2025 Form 10-K. Additional subsidiary funding is provided by deposits, short-term funding, and long-term debt.

Deposits have historically provided a sizable source of relatively low-cost funds. Loans were 70% and 69% of total deposits at March 31, 2026, and December 31, 2025, respectively.

Short-term funding, which generally matures in less than 30 days, includes federal funds purchased and securities loaned or sold under repurchase agreements and short-term borrowings. The balances of securities loaned or sold under agreements to repurchase may vary over time due to client activity in our Markets business, our own demand for financing, and our overall mix of liabilities. Securities sold under agreements to repurchase increased at March 31, 2026, from December 31, 2025, driven by increased client-driven activity in our Markets business. For additional information, see the “Collateralized Financing Activities and Deposits”, “Short-term Borrowings”, and “Long-term Debt” sections of Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2025 Form 10-K.

We may pledge financial instruments that we own to collateralize repurchase agreements and other securities financings, as well as borrowings from the FHLB. For additional information, see the “Pledged Assets” section of Note 15 (Pledged Assets and Collateral) to Financial Statements in this Report.

We access domestic and international capital markets for long-term funding through issuances of registered debt securities,

Wells Fargo & Company	39

Risk Management – Asset/Liability Management (continued)
private placements, securitizations, and asset-backed secured funding. We issue long-term debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. Proceeds from securities issued were used for general corporate purposes unless otherwise specified in the applicable prospectus or prospectus supplement, and we expect the proceeds from securities issued in the future will be used for the same purposes. Depending on market conditions and our liquidity position, we may redeem or repurchase, and subsequently retire, our outstanding debt securities in privately negotiated or open market transactions, by tender offer, or otherwise.

Table 26 provides the aggregate carrying value of long-term debt as of March 31, 2026, and December 31, 2025, and maturities (based on contractual payment dates) for 2026 and the following years thereafter.
Table 26: Maturity of Long-Term Debt

	March 31, 2026							Dec 31, 2025
(in millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total	Total
Wells Fargo & Company (Parent Only)
Senior debt	$12,179	8,217	23,809	18,457	12,829	68,030	143,521	136,198
Subordinated debt	2,731	2,454	—	—	—	11,168	16,353	16,358
Junior subordinated debt	—	96	—	277	—	529	902	1,192
Total long-term debt – Parent	14,910	10,767	23,809	18,734	12,829	79,727	160,776	153,748
Wells Fargo Bank, N.A., and other bank entities (Bank)
Senior debt	7,153	876	618	433	1,412	1,666	12,158	10,209
Subordinated debt	—	26	197	—	—	2,937	3,160	3,169
Credit card securitizations (1)	—	2,253	1,500	—	—	—	3,753	3,775
Other bank debt	46	47	62	23	83	1,793	2,054	2,083
Total long-term debt – Bank	7,199	3,202	2,377	456	1,495	6,396	21,125	19,236
Other consolidated subsidiaries
Senior debt	179	35	59	317	297	1,153	2,040	1,728
Total long-term debt – Other consolidated subsidiaries	179	35	59	317	297	1,153	2,040	1,728
Total long-term debt	$22,288	14,004	26,245	19,507	14,621	87,276	183,941	174,712
(1)For additional information about credit card securitizations, see Note 12 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.
Credit Ratings. Capital markets investors, as well as other market participants, generally will consider, among other factors, a company’s debt rating in making investment decisions. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, the level and quality of earnings, and rating agency assumptions regarding the probability and extent of federal financial assistance or support for certain large financial institutions. Adverse changes in these factors could result in a reduction of our credit rating; however, our debt securities do not contain credit rating covenants.

There were no actions undertaken by the ratings agencies with regard to our credit ratings during first quarter 2026.
See the “Risk Factors” section in our 2025 Form 10-K for additional information regarding our credit ratings and the potential impact a credit rating downgrade would have on our liquidity and operations as well as Note 10 (Derivatives) to Financial Statements in this Report for information regarding additional collateral and funding obligations required for certain derivative instruments in the event our credit ratings were to fall below investment grade.

The credit ratings of the Parent and Wells Fargo Bank, N.A., as of March 31, 2026, are presented in Table 27.
Table 27: Credit Ratings as of March 31, 2026

	Wells Fargo & Company			Wells Fargo Bank, N.A.
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Moody’s Investors Service	A1	P-1	Stable	Aa2	P-1	Stable
S&P Global Ratings	BBB+	A-2	Positive	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	AA-	F1+	Stable

40	Wells Fargo & Company

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

In March 2026, federal banking regulators issued a proposed rule to implement the final components of Basel III, which would impact the risk-based capital requirements. For large banks, such as the Company, the proposed rule would replace the current
Advanced and Standardized approaches with a new Expanded Risk-Based Approach to calculate risk-weighted assets, including more granular risk weights for credit risk, a revised market risk framework, and a new standardized approach for measuring operational risk.

Table 28 presents the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of March 31, 2026.

In addition to the risk-based capital requirements described in Table 28, if the FRB determines that a period of excessive credit growth is contributing to an increase in systemic risk, a countercyclical buffer of up to 2.50% could be added to the risk-based capital ratio requirements under federal banking regulations. The countercyclical buffer in effect at March 31, 2026, was 0.00%.

The capital conservation buffer is applicable to certain institutions, including Wells Fargo, under the Advanced Approach and is intended to absorb losses during times of economic or financial stress.

The stress capital buffer (SCB) is calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test and related Comprehensive Capital Analysis and Review (CCAR), plus four quarters of planned common stock dividends. Because the SCB is calculated based on data that can differ over time, our SCB, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. Our current SCB is 2.50% and we expect it will remain in effect through September 30, 2027.
Table 28: Risk-Based Capital Requirements – Standardized and Advanced Approaches

Wells Fargo & Company	41

Capital Management (continued)
As a global systemically important bank (G-SIB), we are also subject to the FRB’s rule implementing an additional capital surcharge between 1.00-4.50% on the risk-based capital ratio requirements of G-SIBs. Under the rule, we must annually calculate our surcharge under two methods and use the higher of the two surcharges. The first method (method one) considers our size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, consistent with the methodology developed by the Basel Committee on Banking Supervision (BCBS) and the Financial Stability Board (FSB). The second method (method two) uses similar inputs, but replaces substitutability with use of short-term wholesale funding and will generally result in higher surcharges than under method one. Because the G-SIB capital surcharge is calculated annually based on data that can differ over time, the amount of the surcharge is subject to change in future years. If our annual calculation results in a decrease to our G-SIB capital surcharge, the decrease takes effect the next calendar year. If our annual calculation results in an increase to our G-SIB capital surcharge, the increase takes effect in two calendar years. Our G-SIB capital surcharge will continue to be 1.50% in 2026. In March 2026, the FRB issued a proposed rule that would impact the methodology used to calculate the G-SIB capital surcharge. The Company does not expect a significant change to its current G-SIB capital surcharge based on an assessment of the proposed rule.
Risk-weighted assets (RWAs) include components for credit risk and market risk under both the Standardized and Advanced Approaches. Under the Standardized Approach, credit risk RWAs are determined by applying prescribed risk weights that vary by category of asset, including credit equivalent amounts of derivatives and off-balance sheet items. Under the Advanced Approach, credit risk RWAs are calculated using a risk-sensitive methodology, which relies upon the use of our internal credit models based upon our experience with internal rating grades. The Advanced Approach also includes an operational risk component to reflect the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.

The tables that follow provide information about our risk-based capital and related ratios as calculated under Basel III capital rules. Table 29 summarizes our CET1, Tier 1 capital, Total capital, RWAs and capital ratios.
Table 29: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Mar 31, 2026		Dec 31, 2025	Required Capital Ratios (1)	Mar 31, 2026	Dec 31, 2025
Common Equity Tier 1	(A)		$135,442		137,346		135,442	137,346
Tier 1 capital	(B)		150,430		153,567		150,430	153,567
Total capital	(C)		181,754		184,682		171,741	174,617
Risk-weighted assets	(D)		1,315,968		1,294,609		1,121,045	1,112,533
Common Equity Tier 1 capital ratio	(A)/(D)	8.50%	10.29	*	10.61	8.50	12.08	12.35
Tier 1 capital ratio	(B)/(D)	10.00	11.43	*	11.86	10.00	13.42	13.80
Total capital ratio	(C)/(D)	12.00	13.81	*	14.27	12.00	15.32	15.70
*Denotes the binding framework, which is the lower of the Standardized and Advanced Approaches, at March 31, 2026.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at March 31, 2026.

42	Wells Fargo & Company

Table 30 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches.
Table 30: Risk-Based Capital Calculation and Components

(in millions)		Mar 31, 2026	Dec 31, 2025
Total equity		$180,313	183,038
Adjustments:
Preferred stock		(15,348)	(16,608)
Additional paid-in capital on preferred stock		139	141
Noncontrolling interests		(1,916)	(1,920)
Total common stockholders’ equity		$163,188	164,651
Adjustments:
Goodwill		(24,965)	(24,967)
Certain identifiable intangible assets (other than MSRs)		(765)	(823)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)		(705)	(705)
Applicable deferred taxes related to goodwill and other intangible assets (1)		1,064	1,063
Other		(2,375)	(1,873)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$135,442	137,346
Preferred stock		15,348	16,608
Additional paid-in capital on preferred stock		(139)	(141)
Other		(221)	(246)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$150,430	153,567

Long-term debt and other instruments qualifying as Tier 2		17,020	16,736
Qualifying allowance for credit losses (2)		14,691	14,659
Other		(387)	(280)
Total Tier 2 capital under the Standardized Approach	(B)	$31,324	31,115
Total qualifying capital under the Standardized Approach	(A)+(B)	$181,754	184,682

Long-term debt and other instruments qualifying as Tier 2		17,020	16,736
Qualifying allowance for credit losses (2)		4,678	4,594
Other		(387)	(280)
Total Tier 2 capital under the Advanced Approach	(C)	$21,311	21,050
Total qualifying capital under the Advanced Approach	(A)+(C)	$171,741	174,617
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

Wells Fargo & Company	43

Capital Management (continued)
Table 31 provides the composition and net changes in the components of RWAs under the Standardized and Advanced Approaches.
Table 31: Risk-Weighted Assets

	Standardized Approach			Advanced Approach
(in millions)	Mar 31, 2026	Dec 31, 2025	$ Change	Mar 31, 2026	Dec 31, 2025	$ Change
Risk-weighted assets (RWAs):
Credit risk	$1,268,647	1,243,455	25,192	802,049	785,554	16,495
Market risk	47,321	51,154	(3,833)	47,321	51,154	(3,833)
Operational risk	N/A	N/A	N/A	271,675	275,825	(4,150)
Total RWAs	$1,315,968	1,294,609	21,359	1,121,045	1,112,533	8,512
Table 32 provides an analysis of changes in CET1.
Table 32: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2025	$137,346
Net income applicable to common stock	5,000
Common stock dividends	(1,389)
Common stock issued, repurchased, and stock compensation-related items	(3,824)
Changes in accumulated other comprehensive income (loss)	(1,249)
Goodwill	2
Certain identifiable intangible assets (other than MSRs)	58
Applicable deferred taxes related to goodwill and other intangible assets (1)	1
Other	(503)
Change in Common Equity Tier 1	(1,904)
Common Equity Tier 1 at March 31, 2026	$135,442
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

Table 33 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 33: Tangible Common Equity

		Balance at period-end			Average balance
		Period ended			Quarter ended
(in millions, except ratios)		Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
Total equity		$180,313	183,038	182,906	183,693	183,844	183,358
Adjustments:
Preferred stock		(15,348)	(16,608)	(18,608)	(16,333)	(16,608)	(18,608)
Additional paid-in capital on preferred stock		139	141	145	140	141	145
Noncontrolling interests		(1,916)	(1,920)	(1,816)	(1,915)	(1,879)	(1,894)
Total common stockholders’ equity	(A)	163,188	164,651	162,627	165,585	165,498	163,001
Adjustments:
Goodwill		(24,965)	(24,967)	(25,066)	(24,967)	(25,055)	(25,135)
Certain identifiable intangible assets (other than MSRs)		(765)	(823)	(65)	(788)	(847)	(69)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)		(705)	(705)	(674)	(705)	(698)	(734)
Applicable deferred taxes related to goodwill and other intangible assets (1)		1,064	1,063	954	1,063	1,063	952
Tangible common equity	(B)	$137,817	139,219	137,776	140,188	139,961	138,015
Common shares outstanding	(C)	3,064.3	3,092.6	3,261.7	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$5,000	5,114	4,616
Book value per common share	(A)/(C)	$53.25	53.24	49.86	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	44.98	45.02	42.24	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	12.25%	12.26	11.49
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	14.47	14.50	13.56
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
LEVERAGE REQUIREMENTS. As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio. Effective January 1, 2026, we adopted the revised leverage requirements issued by federal banking regulators in November 2025. Accordingly, our SLR requirement consists of a minimum requirement plus a supplementary leverage buffer equal to half of our G-SIB capital surcharge calculated under method one. Table 34 presents the leverage requirements applicable to the Company as of March 31, 2026.
Table 34: Leverage Requirements Applicable to the Company
In addition, our IDIs are required to maintain an SLR of at least 3.50% to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio of 5.00%. Under the revised leverage requirements adopted effective January 1, 2026, the SLR requirement for our IDIs consists of a minimum requirement plus a supplementary leverage buffer equal to half of our G-SIB capital surcharge calculated under method one, with the buffer capped at 1.00%. At March 31, 2026, each of our IDIs exceeded their applicable SLR and Tier 1 leverage requirements.

Wells Fargo & Company	45

Capital Management (continued)
Table 35 presents information regarding the calculation and components of the Company’s SLR and Tier 1 leverage ratio.
Table 35: Leverage Ratios for the Company

($ in millions)		Quarter ended March 31, 2026
Tier 1 capital	(A)	$150,430
Total consolidated assets		2,205,752
Adjustments:
Derivatives (1)		81,796
Repo-style transactions (2)		14,053
Credit equivalent amounts of other off-balance sheet exposures		331,483
Other (3)		(63,312)
Total adjustments		364,020
Total leverage exposure	(B)	$2,569,772
Supplementary leverage ratio	(A)/(B)	5.85%

Total adjusted average assets (4)	(C)	$2,139,900
Tier 1 leverage ratio	(A)/(C)	7.03%
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
TOTAL LOSS ABSORBING CAPACITY. As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional Tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments as well as a minimum amount of eligible unsecured long-term debt. The revised leverage requirements adopted effective January 1, 2026, also impacted our TLAC and eligible unsecured long-term debt requirements. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of March 31, 2026, are presented in Table 36.
Table 36: Components Used to Calculate TLAC and Eligible Unsecured Long-Term Debt Requirements

TLAC requirement Greater of:
18.00% of RWAs	7.50% of total leverage exposure (the denominator of the SLR calculation)
+	+
TLAC buffer (equal to 2.50% of RWAs + method one G-SIB capital surcharge + any countercyclical buffer)	External TLAC leverage buffer (equal to half of method one G-SIB capital surcharge)

Minimum amount of eligible unsecured long-term debt Greater of:
6.00% of RWAs	2.50% of total leverage exposure
+	+
Greater of method one and method two G-SIB capital surcharge	Half of method one G-SIB capital surcharge

In August 2023, the FRB proposed rules that would, among other things, modify the calculation of eligible long-term debt that counts towards the TLAC requirements, which would reduce our TLAC ratios.

Table 37 provides our TLAC and eligible unsecured long-term debt and related ratios.
Table 37: TLAC and Eligible Unsecured Long-Term Debt

March 31, 2026
($ in millions)	TLAC	Regulatory Minimum (1)	Eligible Unsecured Long-term Debt	Regulatory Minimum
Total eligible amount	$302,419		144,618

Percentage of RWAs (2)	22.98%	21.50	10.99	7.50
Percentage of total leverage exposure	11.77	8.00	5.63	3.00
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

Our principal U.S. broker-dealer subsidiaries, Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, are subject to regulations to maintain minimum net capital requirements. As of March 31, 2026, these broker-dealer subsidiaries were in compliance with their respective regulatory minimum net capital requirements.
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

46	Wells Fargo & Company

Federal banking regulators also require large BHCs and banks to conduct their own stress tests to evaluate whether the institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions.
In March 2026, we redeemed our Preferred Stock, Series BB, and issued our Preferred Stock, Series GG. For additional information, see Note 8 (Preferred Stock and Common Stock) to Financial Statements in this Report.

During first quarter 2026, we issued $767 million of common stock, substantially all of which was issued in connection with employee compensation and benefits, and we repurchased 46 million shares of common stock at a cost of $4.0 billion. We paid $1.6 billion of common and preferred stock dividends during first quarter 2026.
Securities Repurchases
On April 29, 2025, we announced that the Board authorized the repurchase of up to $40 billion of common stock. Unless modified or revoked by the Board, this authorization does not expire. At March 31, 2026, we had remaining Board authority to repurchase up to approximately $25.8 billion of common stock.
For additional information about share repurchases during first quarter 2026, see Part II, Item 2 in this Report.
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

The following supplements our discussion of significant regulations and regulatory oversight initiatives that have affected or may affect our business contained in the “Regulation and Supervision” and “Risk Factors” sections in our 2025 Form 10-K.

Federal Reserve Board Consent Order Regarding Governance Oversight and Compliance and Operational Risk Management. On March 5, 2026, the Company announced the FRB had terminated the consent order the Company entered into on February 2, 2018, requiring the Company’s Board of Directors (Board) to further enhance the Board’s governance and oversight of the Company, and the Company to further improve the Company’s compliance and operational risk management program.
“Living Will” Requirements and Related Matters. In addition to our resolution plans, we must also prepare and periodically submit to the FRB a recovery plan that identifies a range of options that we may consider during times of idiosyncratic or systemic economic stress to remedy any financial weaknesses and restore market confidence without extraordinary government support. Recovery options include the possible sale, transfer or disposal of assets, securities, loan portfolios or businesses. If the FRB determines that our recovery plan is deficient, it may impose fines, restrictions on our business or ultimately require us to divest assets. The Bank was also required to prepare and periodically submit to the OCC a recovery plan. In March 2026, the OCC issued a rule to rescind their recovery planning guidelines.

Wells Fargo & Company	47

Critical Accounting Policies
Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Five of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:
•the allowance for credit losses;
•fair value measurements;
•income taxes;
•liability for legal actions; and
•goodwill impairment.

Management has discussed these critical accounting policies and the related estimates and judgments with the Board’s Audit Committee. For additional information, see the “Critical Accounting Policies” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2025 Form 10-K and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.

48	Wells Fargo & Company

Current Accounting Developments
Table 38 provides significant Accounting Standard Updates (ASU or Update) applicable to us that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective.

Table 38: Current Accounting Developments – Issued Standards

Standard	Description and Effective Date	Impact
ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
•Effective for our 2027 annual financial statements and interim reporting periods beginning in 2028; early adoption permitted
•Requires tabular disclosure in the notes to the financial statements and disaggregation of certain costs and expenses included within certain captions on the income statement
•Requires disclosure of the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses

Currently evaluating the impact to the notes to our consolidated financial statements.
ASU 2025-06 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
•Effective January 1, 2028; early adoption permitted
•Eliminates the use of “project stages” in determining whether internal‑use software costs should be expensed or capitalized
•Requires capitalization once (1) management has authorized and committed funding for the project, and (2) it is probable the project will be completed and used as intended

Currently evaluating and do not expect a material impact on our consolidated financial statements.
ASU 2025-07 – Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

•Effective January 1, 2027; early adoption permitted
•Introduces a new derivatives scope exception for contracts tied to the operations or activities of a party to the contract (e.g., environmental, social or governance linked financial instruments)
•Clarifies the accounting for share‑based noncash customer consideration provided in exchange for goods or services

Currently evaluating and do not expect a material impact on our consolidated financial statements.
ASU 2025-08 – Financial Instruments – Credit Losses (Topic 326): Purchased Loans
•Effective January 1, 2027; early adoption permitted
•Expands the scope of acquired financial assets subject to the gross-up approach to include purchased seasoned loans that are not purchased credit deteriorated loans
•Applies when the acquired loan is (a) obtained through a business combination, or (b) acquired outside a business combination or through consolidation of a variable interest entity and the loan was purchased more than 90 days after origination with no involvement by the purchaser in its origination

Currently evaluating and do not expect a material impact on our consolidated financial statements.
ASU 2025-09 – Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
•Effective January 1, 2027; early adoption permitted
•Aligns hedge accounting with entities’ risk management economics, primarily affecting cash flow hedges and certain fair value and net investment hedges

Currently evaluating and do not expect a material impact on our consolidated financial statements.
ASU 2025-10 – Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities
•Effective January 1, 2029; early adoption permitted
•Provides recognition, measurement, and presentation guidance for government grants received by business entities
•Requires that a grant not be recognized until (1) it is probable the entity will comply with the grant’s conditions and (2) the grant will be received

Not expected to have a material impact on our consolidated financial statements.

Wells Fargo & Company	49

Forward-Looking Statements
This document contains forward-looking statements. In addition, we may make forward-looking statements in our other documents filed or furnished with the Securities and Exchange Commission (SEC), and our management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. In particular, forward-looking statements include, but are not limited to, statements we make about: (i) the future operating or financial performance of the Company or any of its businesses, including our outlook for future growth; (ii) our expectations regarding noninterest expense and our efficiency ratio; (iii) future credit quality and performance, including our expectations regarding future loan losses, our allowance for credit losses, and the economic scenarios considered to develop the allowance; (iv) our expectations regarding net interest income and net interest margin; (v) loan growth or the reduction or mitigation of risk in our loan portfolios; (vi) future capital or liquidity levels, ratios or targets; (vii) the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; (viii) future common stock dividends, common share repurchases and other uses of capital; (ix) our targeted range for return on assets, return on equity, and return on tangible common equity; (x) expectations regarding our effective income tax rate; (xi) the outcome of contingencies, such as legal actions; (xii) sustainability and governance related goals or commitments; and (xiii) the Company’s plans, objectives and strategies.

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
•the effect of technological changes, including artificial intelligence and digital assets, on us, our customers, or our competitive landscape;
•the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;
•fiscal and monetary policies of the Federal Reserve Board;
•changes to tax laws, regulations, and guidance as well as the effect of discrete items on our effective income tax rate;
•our ability to develop and execute effective business plans and strategies; and
•the other risk factors and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

50	Wells Fargo & Company

and other factors deemed relevant by the Company, and may be subject to regulatory approval or conditions.

For additional information about factors that could cause actual results to differ materially from our expectations, refer to our reports filed with the SEC, including the discussion under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC and available on its website at www.sec.gov.1

Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

1 We do not control this website. Wells Fargo has provided this link for your convenience, but does not endorse and is not responsible for the content, links, privacy policy, or security policy of this website.

Forward-looking Non-GAAP Financial Measures. From time to time we may provide forward-looking non-GAAP financial measures, such as forward-looking estimates or targets for return on average tangible common equity or for net interest income excluding Markets. We are unable to provide a reconciliation of forward-looking non-GAAP financial measures to their most directly comparable GAAP financial measures because we are unable to provide, without unreasonable effort, a meaningful or accurate calculation or estimation of amounts that would be necessary for the reconciliation due to the complexity and inherent difficulty in forecasting and quantifying future amounts or when they may occur. Such unavailable information could be significant to future results.

Wells Fargo & Company	51

Risk Factors
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition, and the value of, and return on, an investment in the Company, we refer you to the “Risk Factors” section in our 2025 Form 10-K.

52	Wells Fargo & Company

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of March 31, 2026, of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) participated in the evaluation. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company	53

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended March 31,
(in millions, except per share amounts)	2026	2025
Interest income
Interest-earning deposits with banks (1)	$1,268	1,473
Federal funds sold and securities borrowed or purchased under resale agreements (1)	1,738	1,062
Trading assets (1)	1,860	1,521
Available-for-sale and held-to-maturity debt securities (1)	3,544	3,321
Loans	13,809	13,357
Other interest income (1)	226	239
Total interest income	22,445	20,973
Interest expense
Deposits	4,974	5,209
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	2,234	1,252
Trading liabilities (1)	280	241
Long-term debt	2,386	2,582
Other interest expense (1)	475	194
Total interest expense	10,349	9,478
Net interest income	12,096	11,495
Noninterest income
Deposit and lending-related fees	1,712	1,633
Investment advisory and other asset-based fees	2,824	2,536
Commissions and brokerage services fees	667	638
Investment banking fees	796	775
Card fees	1,138	1,044
Mortgage banking	201	332
Net gains from trading and securities	1,523	894
Other	489	802
Total noninterest income	9,350	8,654
Total revenue	21,446	20,149
Provision for credit losses	1,135	932
Noninterest expense
Personnel	9,593	9,474
Technology, telecommunications and equipment	1,397	1,223
Occupancy	778	761
Professional and outside services	1,066	1,038
Advertising and promotion	369	181
Other	1,127	1,214
Total noninterest expense	14,330	13,891
Income before income tax expense	5,981	5,326
Income tax expense	691	522
Net income before noncontrolling interests	5,290	4,804
Less: Net income (loss) from noncontrolling interests	37	(90)
Wells Fargo net income	$5,253	4,894
Less: Preferred stock dividends and other	253	278
Wells Fargo net income applicable to common stock	$5,000	4,616
Per share information
Earnings per common share	$1.62	1.41
Diluted earnings per common share	1.60	1.39
Average common shares outstanding	3,080.0	3,280.4
Diluted average common shares outstanding	3,117.7	3,321.6
(1)In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities and short-term borrowings, with corresponding changes to our consolidated statement of income. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies) in this report.
The accompanying notes are an integral part of these statements.

54	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended March 31,
(in millions)	2026	2025
Net income before noncontrolling interests	$5,290	4,804
Other comprehensive income (loss), net of tax:
Net change in debt securities	(883)	1,678
Net change in derivatives and hedging activities	(350)	446
Other	(16)	55
Other comprehensive income (loss), net of tax	(1,249)	2,179
Total comprehensive income before noncontrolling interests	4,041	6,983
Less: Other comprehensive income from noncontrolling interests	—	1
Less: Net income (loss) from noncontrolling interests	37	(90)
Wells Fargo comprehensive income	$4,004	7,072
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	55

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(in millions, except shares)	Mar 31, 2026	Dec 31, 2025
Assets
Cash and due from banks	$33,543	39,182
Interest-earning deposits with banks	141,241	135,028
Federal funds sold and securities borrowed or purchased under resale agreements	215,599	193,929
Trading assets (includes assets pledged as collateral of $149,500 and $145,519)	221,711	227,935
Available-for-sale debt securities (amortized cost of $226,359 and $215,775, and includes assets pledged as collateral of $0 and $563)	222,873	213,573
Held-to-maturity debt securities (fair value $171,298 and $175,797)	204,080	208,023
Loans (includes assets pledged as collateral of $1,136 and $1,161)	1,016,787	986,167
Allowance for loan losses	(13,864)	(13,797)
Net loans	1,002,923	972,370
Premises and equipment, net	11,499	11,395
Goodwill	24,965	24,967
Equity securities (including $1,765 and $2,008 carried at fair value)	41,126	40,932
Other assets (includes $6,952 and $6,996 carried at fair value)	86,192	81,297
Total assets (1)	$2,205,752	2,148,631
Liabilities
Noninterest-bearing deposits	$365,712	365,368
Interest-bearing deposits	1,089,227	1,060,839
Total deposits	1,454,939	1,426,207
Federal funds purchased and securities loaned or sold under repurchase agreements	234,371	232,687
Short-term borrowings	32,282	18,323
Trading liabilities	53,647	45,468
Accrued expenses and other liabilities (includes $368 and $357 carried at fair value)	66,259	68,196
Long-term debt (includes $9,398 and $7,082 carried at fair value)	183,941	174,712
Total liabilities (2)	2,025,439	1,965,593
Equity
Wells Fargo stockholders’ equity:
Preferred stock – aggregate liquidation preference of $16,116 and $17,376	15,348	16,608
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	60,852	61,288
Retained earnings	232,459	228,873
Accumulated other comprehensive loss	(7,922)	(6,673)
Treasury stock, at cost – 2,417,471,421 shares and 2,389,192,624 shares	(131,477)	(128,115)
Total Wells Fargo stockholders’ equity	178,396	181,117
Noncontrolling interests	1,917	1,921
Total equity	180,313	183,038
Total liabilities and equity	$2,205,752	2,148,631
(1)Our consolidated assets at March 31, 2026, and December 31, 2025, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Trading assets, $2.1 billion and $2.3 billion; Loans, $10.9 billion and $11.3 billion; All other assets, $208 million and $224 million; and Total assets, $13.3 billion and $13.8 billion, respectively.
(2)Our consolidated liabilities at March 31, 2026, and December 31, 2025, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Long-term debt, $3.8 billion and $3.8 billion; Accrued expenses and other liabilities, $202 million and $206 million; and Total liabilities $4.0 billion and $4.0 billion, respectively.
The accompanying notes are an integral part of these statements.

56	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Quarter ended March 31,
(in millions)	2026	2025
Preferred stock
Balance, beginning of period	$16,608	18,608
Preferred stock issued	2,250	—
Preferred stock redeemed	(3,510)	—
Balance, end of period	$15,348	18,608

Common stock
Balance, beginning of period and end of period	$9,136	9,136

Additional paid-in capital
Balance, beginning of period	$61,288	60,817
Stock-based compensation	715	613
Stock issued for employee plans, net	(1,296)	(1,170)
Other	145	15
Balance, end of period	$60,852	60,275

Retained earnings
Balance, beginning of period	$228,873	214,198
Net income	5,253	4,894
Common stock dividends	(1,414)	(1,343)
Preferred stock dividends	(248)	(278)
Other	(5)	(66)
Balance, end of period	$232,459	217,405

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(6,673)	(12,176)
Other comprehensive income (loss), after tax	(1,249)	2,178
Balance, end of period	$(7,922)	(9,998)

Treasury stock
Balance, beginning of period	$(128,115)	(111,463)
Common stock issued	648	632
Common stock repurchased	(4,024)	(3,521)
Other	14	16
Balance, end of period	$(131,477)	(114,336)

Noncontrolling interests
Balance, beginning of period	$1,921	1,946
Net income (loss)	37	(90)
Other comprehensive income	—	1
Other	(41)	(41)
Balance, end of period	$1,917	1,816
Total equity	$180,313	182,906

Wells Fargo & Company	57

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net income before noncontrolling interests	$5,290	4,804
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for credit losses	1,135	932
Changes in fair value of MSRs and LHFS carried at fair value	159	239
Depreciation, amortization and accretion	1,836	1,858
Deferred income tax benefit	(843)	(423)
Other, net	299	3,372
Originations and purchases of loans held for sale (1)	(7,996)	(9,501)
Proceeds from sales of and paydowns on loans originally classified as held for sale (1)	6,041	8,374
Net change in:
Trading assets and liabilities (1)	14,397	(9,689)
Other assets (1)	(9,004)	(8,055)
Other accrued expenses and liabilities (1)	(2,171)	(2,948)
Net cash provided (used) by operating activities	9,143	(11,037)
Cash flows from investing activities:
Net change in:
Federal funds sold and securities borrowed or purchased under resale agreements	(21,670)	(21,500)
Available-for-sale debt securities:
Proceeds from sales	8,639	97
Paydowns and maturities	7,236	4,821
Purchases	(26,194)	(17,676)
Held-to-maturity debt securities:
Paydowns and maturities	3,966	7,783
Equity securities:
Proceeds from sales and capital returns	1,146	620
Purchases	(2,308)	(1,315)
Loans:
Loans originated, net of principal collected	(32,317)	(2,601)
Proceeds from sales of loans originally classified as held for investment	1,050	956
Purchases of loans	(519)	(380)
Other, net (2)	5,404	1,687
Net cash used by investing activities	(55,567)	(27,508)
Cash flows from financing activities:
Net change in:
Deposits	28,737	(10,076)
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	1,684	29,590
Short-term borrowings (1)	13,959	1,380
Long-term debt:
Proceeds from issuance	11,653	7,340
Repayment	(1,326)	(9,618)
Preferred stock:
Proceeds from issuance	2,246	—
Redeemed	(3,510)	—
Cash dividends paid	(248)	(249)
Common stock:
Repurchased	(4,000)	(3,500)
Cash dividends paid	(1,387)	(1,318)
Other, net	(704)	(728)
Net cash provided by financing activities	47,104	12,821
Net change in cash, cash equivalents, and restricted cash	680	(25,724)
Cash, cash equivalents, and restricted cash at beginning of period (3)	172,593	201,902
Cash, cash equivalents, and restricted cash at end of period (3)	$173,273	176,178
Supplemental cash flow disclosures:
Cash paid for interest	$9,730	9,791
(1)In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities and short-term borrowings, with corresponding changes to our consolidated statement of cash flows. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(2)Includes cash proceeds from the sale of the Company’s rail car leasing business.
(3)Includes Cash and due from banks and Interest-earning deposits with banks on our consolidated balance sheet and excludes time deposits, which are included in Interest-earning deposits with banks.
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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For a discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K). There were no material changes to these policies in first quarter 2026.

To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements, income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including:
•allowance for credit losses (Note 3 (Loans and Related Allowance for Credit Losses) and Note 2 (Available-for-Sale and Held-to-Maturity Debt Securities));
•fair value measurements (Note 6 (Mortgage Banking Activities) and Note 11 (Fair Value Measurements));
•income taxes;
•liability for legal actions (Note 9 (Legal Actions)); and
•goodwill impairment (Note 5 (Intangible Assets and Other Assets)).

Actual results could differ from those estimates.
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2025 Form 10-K.

Accounting Standards Adopted in 2026
We did not adopt any accounting standards in first quarter 2026.

Accounting Presentation Changes
In fourth quarter 2025, we elected to change the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities and short-term borrowings. In connection with the changes to our consolidated balance sheet, corresponding changes were made on our consolidated statement of income, including the prior periods presented. For additional information, see Note 1 (Summary of Significant Accounting Policies) in our 2025 Form 10-K.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to March 31, 2026, and there have been no material events that would require recognition in our first quarter 2026 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

Wells Fargo & Company	59

Note 2: Available-for-Sale and Held-to-Maturity Debt Securities
Table 2.1 provides the amortized cost, net of the allowance for credit losses (ACL) for debt securities, and fair value by major categories of available-for-sale (AFS) debt securities, which are carried at fair value, and held-to-maturity (HTM) debt securities, which are carried at amortized cost, net of the ACL. The net unrealized gains (losses) for AFS debt securities are reported as a component of accumulated other comprehensive income (AOCI), net of the ACL and applicable income taxes. Information on debt securities held for trading is included in Note 17 (Revenue and Expenses). For both AFS and HTM debt securities, amortized cost is the unpaid principal amount, net of unamortized basis adjustments. Basis adjustments may include purchase premiums or discounts, fair value hedge accounting basis adjustments, fair value write-downs related to recognition of intent to sell, impairment losses, and charge-offs or recoveries of amounts deemed uncollectible.

Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which is included in other assets. See Note 5 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income.
Table 2.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
March 31, 2026
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$57,824	116	(253)	(137)	57,687
Securities of U.S. states and political subdivisions (2)	10,278	23	(358)	(335)	9,943
Federal agency mortgage-backed securities	147,913	794	(3,885)	(3,091)	144,822
Non-agency mortgage-backed securities (3)	1,868	2	(12)	(10)	1,858
Collateralized loan obligations	8,210	3	(8)	(5)	8,205
Other debt securities	307	54	(3)	51	358
Total available-for-sale debt securities, excluding portfolio level basis adjustments	226,400	992	(4,519)	(3,527)	222,873
Portfolio level basis adjustments (4)	(41)			41	—
Total available-for-sale debt securities	226,359	992	(4,519)	(3,486)	222,873
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,799	—	(1,767)	(1,767)	2,032
Securities of U.S. states and political subdivisions	17,400	1	(3,471)	(3,470)	13,930
Federal agency mortgage-backed securities	175,626	52	(27,647)	(27,595)	148,031
Non-agency mortgage-backed securities (3)	1,522	73	(41)	32	1,554
Collateralized loan obligations	4,016	10	—	10	4,026
Other debt securities	1,717	9	(1)	8	1,725
Total held-to-maturity debt securities	204,080	145	(32,927)	(32,782)	171,298
Total	$430,439	1,137	(37,446)	(36,268)	394,171
December 31, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$51,738	308	(237)	71	51,809
Securities of U.S. states and political subdivisions (2)	10,706	34	(343)	(309)	10,397
Federal agency mortgage-backed securities	142,022	1,447	(3,389)	(1,942)	140,080
Non-agency mortgage-backed securities (3)	2,141	3	(18)	(15)	2,126
Collateralized loan obligations	7,895	11	(2)	9	7,904
Other debt securities	1,198	61	(2)	59	1,257
Total available-for-sale debt securities, excluding portfolio level basis adjustments	215,700	1,864	(3,991)	(2,127)	213,573
Portfolio level basis adjustments (4)	75			(75)	—
Total available-for-sale debt securities	215,775	1,864	(3,991)	(2,202)	213,573
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,797	—	(1,747)	(1,747)	2,050
Securities of U.S. states and political subdivisions	17,476	2	(3,270)	(3,268)	14,208
Federal agency mortgage-backed securities	178,882	79	(27,353)	(27,274)	151,608
Non-agency mortgage-backed securities (3)	1,497	82	(39)	43	1,540
Collateralized loan obligations	4,655	19	—	19	4,674
Other debt securities	1,716	7	(6)	1	1,717
Total held-to-maturity debt securities	208,023	189	(32,415)	(32,226)	175,797
Total	$423,798	2,053	(36,406)	(34,428)	389,370
(1)Represents amortized cost of the securities, net of the ACL of $5 million and $23 million related to AFS debt securities at March 31, 2026, and December 31, 2025, respectively, and $93 million and $95 million related to HTM debt securities at March 31, 2026, and December 31, 2025, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $2.5 billion at both March 31, 2026, and December 31, 2025.
(3)Predominantly consists of commercial mortgage-backed securities at both March 31, 2026, and December 31, 2025.
(4)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of AFS debt securities, which are not allocated to individual securities in the portfolio. For additional information, see Note 10 (Derivatives).

60	Wells Fargo & Company

Table 2.2 details the breakout of purchases of HTM debt securities by major category of security. There were no transfers to HTM debt securities during the periods presented below.

Table 2.2: Held-to-Maturity Debt Securities Purchases

	Quarter ended March 31,
(in millions)	2026	2025
Purchases of held-to-maturity debt securities (1):
Non-agency mortgage-backed securities	$35	86
Total purchases of held-to-maturity debt securities	$35	86
(1)Inclusive of non-cash purchases from securitization of loans held for sale (LHFS).
Table 2.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs, if any, included in earnings related to AFS and HTM debt securities (pre-tax).

Table 2.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended March 31,
(in millions)	2026	2025
Interest income:
Available-for-sale	$2,385	1,942
Held-to-maturity	1,159	1,379
Total interest income	3,544	3,321
Provision for credit losses:
Available-for-sale	—	(1)
Held-to-maturity	(4)	8
Total provision for credit losses	(4)	7
Realized gains and losses (1):
Gross realized gains	68	2
Gross realized losses	(68)	(116)
Impairment write-downs	—	(33)
Net realized losses	$—	(147)
(1)Realized gains and losses relate to AFS debt securities. There were no realized gains or losses from HTM debt securities in all periods presented.

Wells Fargo & Company	61

Note 2:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Credit Quality
We monitor credit quality of debt securities by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the ACL for debt securities. The credit quality indicators that we most closely monitor include credit ratings and delinquency status and are based on information as of our financial statement date.

CREDIT RATINGS. Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade (those with ratings similar to BBB-/Baa3 or above) as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at March 31, 2026, and December 31, 2025.

Table 2.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.
Table 2.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
March 31, 2026
Total portfolio (1)	$222,873	99%	$204,173	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$202,509	100%	$179,425	100%
Securities of U.S. states and political subdivisions	9,943	99	17,411	100
Collateralized loan obligations (3)	8,205	100	4,022	100
All other debt securities (4)	2,216	89	3,315	59
December 31, 2025
Total portfolio (1)	$213,573	99%	$208,118	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$191,889	100%	$182,679	100%
Securities of U.S. states and political subdivisions	10,397	99	17,487	100
Collateralized loan obligations (3)	7,904	100	4,660	100
All other debt securities (4)	3,383	91	3,292	59
(1)99% were rated AA- and above at both March 31, 2026, and December 31, 2025.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both March 31, 2026, and December 31, 2025.
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

Debt securities that are past due and still accruing or in nonaccrual status were insignificant at both March 31, 2026, and December 31, 2025. Net charge-offs on debt securities were insignificant in the first quarter of both 2026 and 2025.

62	Wells Fargo & Company

Unrealized Losses of Available-for-Sale Debt Securities
Table 2.5 shows the gross unrealized losses and fair value of AFS debt securities by length of time those individual securities in each category have been in a continuous loss position. Debt securities on which we have recognized credit impairment are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the amortized cost basis, net of the allowance for credit losses.
Table 2.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value
March 31, 2026
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(27)	12,151	(226)	5,346	(253)	17,497
Securities of U.S. states and political subdivisions	(16)	1,163	(342)	4,743	(358)	5,906
Federal agency mortgage-backed securities	(1,437)	54,727	(2,448)	25,637	(3,885)	80,364
Non-agency mortgage-backed securities	(1)	734	(11)	550	(12)	1,284
Collateralized loan obligations	(8)	5,043	—	—	(8)	5,043
Other debt securities	—	—	(3)	17	(3)	17
Total available-for-sale debt securities	$(1,489)	73,818	(3,030)	36,293	(4,519)	110,111
December 31, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$—	—	(237)	6,119	(237)	6,119
Securities of U.S. states and political subdivisions	(5)	222	(338)	5,701	(343)	5,923
Federal agency mortgage-backed securities	(988)	11,307	(2,401)	37,377	(3,389)	48,684
Non-agency mortgage-backed securities	—	—	(18)	744	(18)	744
Collateralized loan obligations	(2)	1,776	—	—	(2)	1,776
Other debt securities	—	—	(2)	71	(2)	71
Total available-for-sale debt securities	$(995)	13,305	(2,996)	50,012	(3,991)	63,317
(1)Gross unrealized losses exclude portfolio level basis adjustments.
We have assessed each debt security with gross unrealized losses included in the previous table for credit impairment. As part of that assessment we evaluated and concluded that we do not intend to sell any of the debt securities, and that it is more likely than not that we will not be required to sell, prior to recovery of the amortized cost basis. We evaluate, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the debt securities’ amortized cost basis. Credit impairment is recognized as an ACL for debt securities.

For descriptions of the factors we consider when analyzing debt securities for impairment as well as methodology and significant inputs used to measure credit losses, see Note 1 (Summary of Significant Accounting Policies) in our 2025 Form 10-K.

Wells Fargo & Company	63

Note 2:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Contractual Maturities
Table 2.6 and Table 2.7 show the remaining contractual maturities of AFS and HTM debt securities, respectively.
Table 2.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2026
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$57,824	1,978	5,655	49,395	796
Fair value	57,687	1,978	5,495	49,471	743
Weighted average yield	3.89%	3.58	1.79	4.13	4.53
Securities of U.S. states and political subdivisions
Amortized cost, net	$10,278	819	3,754	2,154	3,551
Fair value	9,943	815	3,653	2,078	3,397
Weighted average yield	3.23%	2.86	2.83	3.37	3.64
Federal agency mortgage-backed securities
Amortized cost, net	$147,913	1	527	4,809	142,576
Fair value	144,822	1	525	4,808	139,488
Weighted average yield	4.50%	1.93	3.99	4.42	4.50
Non-agency mortgage-backed securities
Amortized cost, net	$1,868	—	—	8	1,860
Fair value	1,858	—	—	8	1,850
Weighted average yield	4.45%	—	—	4.30	4.45
Collateralized loan obligations
Amortized cost, net	$8,210	—	—	374	7,836
Fair value	8,205	—	—	374	7,831
Weighted average yield	5.01%	—	—	5.11	5.00
Other debt securities
Amortized cost, net	$307	34	206	44	23
Fair value	358	38	214	78	28
Weighted average yield	5.47%	6.16	6.38	3.24	0.57
Total available-for-sale debt securities
Amortized cost, net (1)	$226,400	2,832	10,142	56,784	156,642
Fair value	222,873	2,832	9,887	56,817	153,337
Weighted average yield (2)	4.30%	3.40	2.38	4.13	4.51
(1)Amortized cost, net excludes portfolio level basis adjustments of $(41) million.
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

64	Wells Fargo & Company

Table 2.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
March 31, 2026
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$3,799	—	—	—	3,799
Fair value	2,032	—	—	—	2,032
Weighted average yield	1.60%	—	—	—	1.60
Securities of U.S. states and political subdivisions
Amortized cost, net	$17,400	89	427	436	16,448
Fair value	13,930	88	419	417	13,006
Weighted average yield	2.52%	0.94	2.33	2.67	2.53
Federal agency mortgage-backed securities
Amortized cost, net	$175,626	—	—	—	175,626
Fair value	148,031	—	—	—	148,031
Weighted average yield	2.34%	—	—	—	2.34
Non-agency mortgage-backed securities
Amortized cost, net	$1,522	8	11	22	1,481
Fair value	1,554	11	17	24	1,502
Weighted average yield	3.82%	2.47	6.24	2.75	3.82
Collateralized loan obligations
Amortized cost, net	$4,016	—	75	3,941	—
Fair value	4,026	—	76	3,950	—
Weighted average yield	5.30%	—	5.84	5.29	—
Other debt securities
Amortized cost, net	$1,717	—	1,717	—	—
Fair value	1,725	—	1,725	—	—
Weighted average yield	5.27%	—	5.27	—	—
Total held-to-maturity debt securities
Amortized cost, net	$204,080	97	2,230	4,399	197,354
Fair value	171,298	99	2,237	4,391	164,571
Weighted average yield (1)	2.44%	1.08	4.74	5.01	2.36
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

Note 3: Loans and Related Allowance for Credit Losses
Table 3.1 presents total loans outstanding by portfolio segment and class of financing receivable. Loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. These amounts were less than 1% of our total loans outstanding at both March 31, 2026, and December 31, 2025.

Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 5 (Intangible Assets and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During first quarter 2026, we reversed accrued interest receivable of $10 million for our commercial portfolio segment and $96 million for our consumer portfolio segment, compared with $19 million and $102 million, respectively, for the same period a year ago.
Table 3.1: Loans Outstanding

(in millions)	Mar 31, 2026	Dec 31, 2025
Commercial and industrial	$481,915	452,068
Commercial real estate	132,213	132,284
Lease financing	15,512	15,543
Total commercial	629,640	599,895
Residential mortgage	240,839	242,190
Credit card	57,277	59,540
Auto	53,794	50,487
Other consumer (1)	35,237	34,055
Total consumer	387,147	386,272
Total loans	$1,016,787	986,167
(1)Includes $28.5 billion and $26.2 billion at March 31, 2026, and December 31, 2025, respectively, of securities-based loans, such as margin loans originated by the Wealth and Investment Management (WIM) operating segment.
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 3.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.

Table 3.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Mar 31, 2026	Dec 31, 2025
Commercial and industrial	$82,677	80,475
Commercial real estate	4,792	5,674
Lease financing	483	498
Total non-U.S. commercial loans	$87,952	86,647
Loan Purchases, Sales, and Transfers
Table 3.3 presents the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to LHFS. The table excludes loans for which we have elected the fair value option and government insured/guaranteed loans because their loan activity normally does not impact the ACL.
Table 3.3: Loan Purchases, Sales, and Transfers

	2026			2025
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Purchases	$515	4	519	379	1	380
Sales and net transfers (to)/from LHFS	(617)	4	(613)	(855)	12	(843)

66	Wells Fargo & Company

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

We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At March 31, 2026, and December 31, 2025, we had $1.1 billion and $1.2 billion, respectively, of outstanding issued commercial letters of credit. See Note 13 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
We may be a fronting bank, whereby we act as a representative for other lenders, and advance funds or provide for the issuance of letters of credit under syndicated loan or letter of credit agreements. Any advances are generally repaid in less than a week and would normally require default of both the customer and another lender to expose us to loss.

The contractual amount of our unfunded credit commitments, including unissued letters of credit, is summarized in Table 3.4. The table is presented net of commitments syndicated to others, including the fronting arrangements described above, and excludes issued letters of credit and discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase.
Table 3.4: Unfunded Credit Commitments

(in millions)	Mar 31, 2026	Dec 31, 2025
Commercial and industrial	$437,418	445,910
Commercial real estate	15,848	15,369
Total commercial	453,266	461,279
Residential mortgage (1)	17,527	17,496
Credit card	183,990	180,563
Other consumer	6,908	7,397
Total consumer	208,425	205,456
Total unfunded credit commitments	$661,691	666,735
(1)Includes lines of credit totaling $13.5 billion and $15.2 billion as of March 31, 2026, and December 31, 2025, respectively.

Wells Fargo & Company	67

Note 3: Loans and Related Allowance for Credit Losses (continued)
Allowance for Credit Losses
Table 3.5 presents the ACL for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. Total net loan charge-offs increased $91 million from March 31, 2025, due to higher losses in the commercial and industrial portfolio, partially offset by lower losses in the commercial real estate and credit card portfolios. The ACL for loans increased $37 million from December 31, 2025, reflecting higher commercial and industrial and auto loan balances, partially offset by a lower allowance for commercial real estate loans and lower credit card balances.
Table 3.5: Allowance for Credit Losses for Loans

	Quarter ended March 31,
($ in millions)	2026	2025
Balance, beginning of period	$14,337	14,636
Provision for credit losses	1,139	925
Loan charge-offs:
Commercial and industrial	(372)	(148)
Commercial real estate	(80)	(96)
Lease financing	(13)	(11)
Total commercial	(465)	(255)
Residential mortgage	(12)	(11)
Credit card	(765)	(768)
Auto	(114)	(127)
Other consumer	(106)	(116)
Total consumer	(997)	(1,022)
Total loan charge-offs	(1,462)	(1,277)
Loan recoveries:
Commercial and industrial	41	40
Commercial real estate	61	1
Lease financing	3	3
Total commercial	105	44
Residential mortgage	26	26
Credit card	160	118
Auto	51	63
Other consumer	20	17
Total consumer	257	224
Total loan recoveries	362	268
Net loan charge-offs	(1,100)	(1,009)
Other	(2)	—
Balance, end of period	$14,374	14,552
Components:
Allowance for loan losses	$13,864	14,029
Allowance for unfunded credit commitments	510	523
Allowance for credit losses	$14,374	14,552
Net loan charge-offs (annualized) as a percentage of average total loans	0.45%	0.45
Allowance for loan losses as a percentage of total loans	1.36	1.54
Allowance for credit losses for loans as a percentage of total loans	1.41	1.59

68	Wells Fargo & Company

Table 3.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.
Table 3.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2026			2025
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$7,457	6,880	14,337	7,946	6,690	14,636
Provision for credit losses	433	706	1,139	195	730	925
Loan charge-offs	(465)	(997)	(1,462)	(255)	(1,022)	(1,277)
Loan recoveries	105	257	362	44	224	268
Net loan charge-offs	(360)	(740)	(1,100)	(211)	(798)	(1,009)
Other	(1)	(1)	(2)	—	—	—
Balance, end of period	$7,529	6,845	14,374	7,930	6,622	14,552

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
Table 3.7 provides the outstanding balances of our commercial loan portfolio by risk category and credit quality information by origination year for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty. At March 31, 2026, we had $598.1 billion and $31.6 billion of pass and criticized commercial loans, respectively. Gross charge-offs by loan class are included in the following table for the quarter ended March 31, 2026, and year ended December 31, 2025.

Wells Fargo & Company	69

Note 3: Loans and Related Allowance for Credit Losses (continued)
Table 3.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2026	2025	2024	2023	2022	Prior
March 31, 2026
Commercial and industrial
Pass	$35,490	62,435	21,935	10,943	12,634	18,012	304,744	18	466,211
Criticized	378	1,405	845	927	815	637	10,697	—	15,704
Total commercial and industrial	35,868	63,840	22,780	11,870	13,449	18,649	315,441	18	481,915
Gross charge-offs (1)	4	12	5	8	2	3	338	—	372
Commercial real estate
Pass	10,535	36,592	9,824	7,478	14,756	31,008	7,347	26	117,566
Criticized	1,067	3,092	1,453	846	3,308	4,669	212	—	14,647
Total commercial real estate	11,602	39,684	11,277	8,324	18,064	35,677	7,559	26	132,213
Gross charge-offs	35	—	—	—	39	6	—	—	80
Lease financing
Pass	1,069	4,369	3,099	3,002	1,360	1,376	—	—	14,275
Criticized	85	396	319	261	120	56	—	—	1,237
Total lease financing	1,154	4,765	3,418	3,263	1,480	1,432	—	—	15,512
Gross charge-offs	—	3	4	3	2	1	—	—	13
Total commercial loans	$48,624	108,289	37,475	23,457	32,993	55,758	323,000	44	629,640
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2025	2024	2023	2022	2021	Prior
December 31, 2025
Commercial and industrial
Pass	$84,419	23,611	11,947	12,544	7,248	12,455	285,207	13	437,444
Criticized	1,383	732	931	785	263	459	10,071	—	14,624
Total commercial and industrial	85,802	24,343	12,878	13,329	7,511	12,914	295,278	13	452,068
Gross charge-offs (1)	54	56	42	26	27	14	485	—	704
Commercial real estate
Pass	40,934	10,799	8,246	16,051	11,863	21,690	7,588	55	117,226
Criticized	3,803	1,402	1,182	3,591	3,014	2,007	59	—	15,058
Total commercial real estate	44,737	12,201	9,428	19,642	14,877	23,697	7,647	55	132,284
Gross charge-offs	104	52	38	61	117	123	2	—	497
Lease financing
Pass	4,566	3,295	3,254	1,524	768	812	—	—	14,219
Criticized	401	369	318	146	51	39	—	—	1,324
Total lease financing	4,967	3,664	3,572	1,670	819	851	—	—	15,543
Gross charge-offs	3	11	17	10	5	4	—	—	50
Total commercial loans	$135,506	40,208	25,878	34,641	23,207	37,462	302,925	68	599,895
(1) Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

70	Wells Fargo & Company

Table 3.8 provides days past due (DPD) information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.
Table 3.8: Commercial Loan Categories by Delinquency Status

	Still accruing			Nonaccrual loans	Total commercial loans
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD
March 31, 2026
Commercial and industrial	$479,085	978	206	1,646	481,915
Commercial real estate	127,592	437	405	3,779	132,213
Lease financing	15,222	202	—	88	15,512
Total commercial loans	$621,899	1,617	611	5,513	629,640
December 31, 2025
Commercial and industrial	$449,764	872	120	1,312	452,068
Commercial real estate	127,432	722	251	3,879	132,284
Lease financing	15,242	226	—	75	15,543
Total commercial loans	$592,438	1,820	371	5,266	599,895
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

LTV is the ratio of the outstanding loan balance divided by the property collateral value. For junior lien mortgages, we use the total combined loan balance of first and junior liens, including unused line of credit amounts. We generally obtain property collateral values through home valuation models and indices. We update LTVs on a quarterly basis. Certain loans do not have an LTV due to a lack of industry data availability or are portfolios acquired from or serviced by other institutions.

Gross charge-offs by loan class are included in the following tables for the quarter ended March 31, 2026, and year ended December 31, 2025.

Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty.

Table 3.9 provides the outstanding balances of our residential mortgage loans by our primary credit quality indicators.

Wells Fargo & Company	71

Note 3: Loans and Related Allowance for Credit Losses (continued)
Table 3.9: Credit Quality Indicators for Residential Mortgage Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2026	2025	2024	2023	2022	Prior			Total
March 31, 2026
By delinquency status:
Current-29 DPD	$4,751	15,941	7,608	9,672	39,970	146,297	3,419	6,268	233,926
30-89 DPD	—	6	7	13	85	644	12	120	887
90+ DPD	—	—	4	7	54	404	10	135	614
Government insured/guaranteed loans (1)	—	3	1	7	5	5,396	—	—	5,412
Total	$4,751	15,950	7,620	9,699	40,114	152,741	3,441	6,523	240,839
By updated FICO:
740+	$4,442	15,023	7,196	9,120	36,952	133,283	2,767	4,049	212,832
700-739	262	618	267	330	1,830	6,874	340	847	11,368
660-699	42	157	82	143	765	2,968	151	526	4,834
620-659	1	57	20	22	206	1,068	53	258	1,685
<620	—	4	4	20	171	1,331	75	431	2,036
No FICO available	4	88	50	57	185	1,821	55	412	2,672
Government insured/guaranteed loans (1)	—	3	1	7	5	5,396	—	—	5,412
Total	$4,751	15,950	7,620	9,699	40,114	152,741	3,441	6,523	240,839
By updated LTV:
0-80%	$4,721	14,368	7,054	9,281	37,853	146,385	3,285	6,441	229,388
80.01-100%	26	1,537	515	373	2,135	733	23	53	5,395
>100% (2)	—	8	18	19	91	82	5	14	237
No LTV available	4	34	32	19	30	145	128	15	407
Government insured/guaranteed loans (1)	—	3	1	7	5	5,396	—	—	5,412
Total	$4,751	15,950	7,620	9,699	40,114	152,741	3,441	6,523	240,839
Gross charge-offs	$—	—	—	—	1	5	—	6	12
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2025	2024	2023	2022	2021	Prior
December 31, 2025
By delinquency status:
Current-29 DPD	$16,684	8,093	10,109	40,678	55,583	93,805	3,852	6,326	235,130
30-89 DPD	8	4	10	83	81	572	13	124	895
90+ DPD	—	6	7	51	57	329	6	140	596
Government insured/guaranteed loans (1)	2	2	6	6	20	5,533	—	—	5,569
Total	$16,694	8,105	10,132	40,818	55,741	100,239	3,871	6,590	242,190
By updated FICO:
740+	$15,739	7,606	9,518	37,588	52,338	83,614	3,078	4,028	213,509
700-739	678	314	348	1,888	2,043	5,078	393	848	11,590
660-699	168	102	138	722	794	2,242	183	524	4,873
620-659	49	10	40	269	202	900	63	252	1,785
<620	5	5	16	157	147	1,194	82	434	2,040
No FICO available	53	66	66	188	197	1,678	72	504	2,824
Government insured/guaranteed loans (1)	2	2	6	6	20	5,533	—	—	5,569
Total	$16,694	8,105	10,132	40,818	55,741	100,239	3,871	6,590	242,190
By updated LTV:
0-80%	$15,501	7,473	9,687	38,247	55,218	94,237	3,825	6,502	230,690
80.01-100%	1,152	573	394	2,434	437	283	27	56	5,356
>100% (2)	7	22	25	93	34	40	8	12	241
No LTV available	32	35	20	38	32	146	11	20	334
Government insured/guaranteed loans (1)	2	2	6	6	20	5,533	—	—	5,569
Total	$16,694	8,105	10,132	40,818	55,741	100,239	3,871	6,590	242,190
Gross charge-offs	$—	1	1	7	8	29	2	21	69
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the Federal Housing Administration (FHA) or the Department of Veterans Affairs (VA). Loans insured/guaranteed by U.S. government agencies and 90+ DPD totaled $1.6 billion and $1.7 billion at March 31, 2026, and December 31, 2025, respectively.
(2)Reflects total loan balances with LTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV.

72	Wells Fargo & Company

Table 3.10 provides the outstanding balances of our credit card loan portfolio by primary credit quality indicators.

The revolving loans converted to term loans in the credit card loan category represent credit card loans with modified terms that require payment over a specific term.

Table 3.10: Credit Quality Indicators for Credit Card Loans

	March 31, 2026			December 31, 2025
	Revolving loans	Revolving loans converted to term loans		Revolving loans	Revolving loans converted to term loans
(in millions)			Total			Total
By delinquency status:
Current-29 DPD	$55,088	644	55,732	57,322	622	57,944
30-89 DPD	668	64	732	718	65	783
90+ DPD	776	37	813	781	32	813
Total	$56,532	745	57,277	58,821	719	59,540
By updated FICO:
740+	$22,449	42	22,491	23,443	37	23,480
700-739	12,259	98	12,357	12,713	91	12,804
660-699	10,883	161	11,044	11,267	155	11,422
620-659	5,241	139	5,380	5,472	136	5,608
<620	5,566	303	5,869	5,736	298	6,034
No FICO available	134	2	136	190	2	192
Total	$56,532	745	57,277	58,821	719	59,540
Gross charge-offs	$712	53	765	2,758	205	2,963

Wells Fargo & Company	73

Note 3: Loans and Related Allowance for Credit Losses (continued)
Table 3.11 provides the outstanding balances of our Auto loan portfolio by primary credit quality indicators.
Table 3.11: Credit Quality Indicators for Auto Loans by Vintage

	Term loans by origination year
(in millions)	2026	2025	2024	2023	2022	Prior	Total
March 31, 2026
By delinquency status:
Current-29 DPD	$9,413	23,891	7,999	4,812	3,979	3,024	53,118
30-89 DPD	9	160	56	52	147	204	628
90+ DPD	—	12	5	5	11	15	48
Total	$9,422	24,063	8,060	4,869	4,137	3,243	53,794
By updated FICO:
740+	$4,954	13,060	5,005	3,178	2,025	1,207	29,429
700-739	1,537	3,842	1,233	640	516	390	8,158
660-699	1,273	3,080	894	436	443	364	6,490
620-659	875	1,889	406	218	308	288	3,984
<620	779	2,128	501	381	822	964	5,575
No FICO available	4	64	21	16	23	30	158
Total	$9,422	24,063	8,060	4,869	4,137	3,243	53,794
Gross charge-offs	$1	36	12	10	29	26	114
	Term loans by origination year
(in millions)	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025
By delinquency status:
Current-29 DPD	$26,413	8,993	5,560	4,728	3,357	654	49,705
30-89 DPD	115	61	60	187	227	72	722
90+ DPD	10	5	5	16	18	6	60
Total	$26,538	9,059	5,625	4,931	3,602	732	50,487
By updated FICO:
740+	$14,805	5,654	3,708	2,429	1,430	219	28,245
700-739	4,376	1,419	749	630	443	87	7,704
660-699	3,411	1,003	507	534	409	87	5,951
620-659	2,039	460	248	370	314	72	3,503
<620	1,892	504	410	950	983	258	4,997
No FICO available	15	19	3	18	23	9	87
Total	$26,538	9,059	5,625	4,931	3,602	732	50,487
Gross charge-offs	$29	41	47	160	149	27	453

74	Wells Fargo & Company

Table 3.12 provides the outstanding balances of our Other consumer loans portfolio by primary credit quality indicators.
Table 3.12: Credit Quality Indicators for Other Consumer Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2026	2025	2024	2023	2022	Prior			Total
March 31, 2026
By delinquency status:
Current-29 DPD	$616	1,794	805	739	439	137	30,524	98	35,152
30-89 DPD	—	11	7	12	7	2	11	5	55
90+ DPD	—	4	2	5	2	1	11	5	30
Total	$616	1,809	814	756	448	140	30,546	108	35,237
By updated FICO:
740+	$460	1,245	508	319	172	67	760	36	3,567
700-739	93	311	150	153	79	25	358	16	1,185
660-699	32	157	89	136	79	20	280	12	805
620-659	4	43	28	58	37	10	106	8	294
<620	1	35	32	80	55	15	127	13	358
No FICO available (1)	26	18	7	10	26	3	28,915	23	29,028
Total	$616	1,809	814	756	448	140	30,546	108	35,237
Gross charge-offs (2)	$13	37	11	17	10	2	14	2	106
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2025	2024	2023	2022	2021	Prior
December 31, 2025
By delinquency status:
Current-29 DPD	$2,134	967	926	565	137	52	29,074	103	33,958
30-89 DPD	9	8	15	9	2	2	11	5	61
90+ DPD	3	3	6	4	1	—	12	7	36
Total	$2,146	978	947	578	140	54	29,097	115	34,055
By updated FICO:
740+	$1,493	612	389	205	62	22	784	34	3,601
700-739	357	179	184	98	21	8	396	16	1,259
660-699	162	101	164	97	20	6	300	11	861
620-659	39	32	72	47	10	3	112	10	325
<620	24	33	91	66	13	5	132	17	381
No FICO available (1)	71	21	47	65	14	10	27,373	27	27,628
Total	$2,146	978	947	578	140	54	29,097	115	34,055
Gross charge-offs (2)	$147	68	100	63	13	3	58	7	459
(1)Substantially all loans are revolving securities-based loans and therefore do not require a FICO score.
(2)Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	75

Note 3: Loans and Related Allowance for Credit Losses (continued)
NONACCRUAL LOANS. Table 3.13 provides loans on nonaccrual status. Nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off.
Table 3.13: Nonaccrual Loans

	Outstanding balance				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Quarter ended March 31,
(in millions)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	2026	2025
Commercial and industrial	$1,646	1,312	65	138	3	5
Commercial real estate	3,779	3,879	305	575	6	27
Lease financing	88	75	21	18	—	—
Total commercial	5,513	5,266	391	731	9	32
Residential mortgage	2,860	2,838	1,850	1,888	38	40
Auto	70	70	—	—	3	3
Other consumer	26	27	—	—	1	1
Total consumer	2,956	2,935	1,850	1,888	42	44
Total nonaccrual loans	$8,469	8,201	2,241	2,619	51	76
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given the related collateral value.
LOANS IN PROCESS OF FORECLOSURE. Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $462 million and $525 million at March 31, 2026, and December 31, 2025, respectively, which included $355 million and $383 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING.  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

Table 3.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 3.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Mar 31, 2026	Dec 31, 2025
Total:	$3,162	3,000
Less: government insured/guaranteed loans (1)	1,628	1,688
Total, not government insured/guaranteed	$1,534	1,312
By segment and class, not government insured/guaranteed:
Commercial and industrial	$206	120
Commercial real estate	405	251
Total commercial	611	371
Residential mortgage	42	47
Credit card	813	813
Auto	43	52
Other consumer	25	29
Total consumer	923	941
Total, not government insured/guaranteed	$1,534	1,312
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the FHA or the VA.

76	Wells Fargo & Company

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY.  We may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty. At the time of modification, we may require that the borrower provide additional economic support, such as a partial repayment, additional collateral, or guarantees.

The following disclosures provide information on loan modifications in the form of principal forgiveness, interest rate reductions, other-than-insignificant (e.g., greater than three months) payment delays, term extensions or a combination of these modifications, as well as the financial effects of these modifications, and loan performance in the 12 months following the modification. Loans that both modify and are paid off or charged-off during the period are not included in the disclosures below. These disclosures do not include loans discharged by a bankruptcy court as the only concession, which were insignificant for the first quarter of both 2026 and 2025.

For additional information on our loan modifications to borrowers experiencing financial difficulty, see Note 3 (Loans and Related Allowance for Credit Losses) in our 2025 Form 10-K.

Table 3.15 presents the outstanding balance of commercial loans modified during the periods presented and the related financial effects of these modifications.
Table 3.15: Commercial Loan Modifications and Financial Effects

	Quarter ended March 31,
($ in millions)	2026	2025
Commercial and industrial modifications:
Term extension	$441	392
All other modifications and combinations	75	110
Total commercial and industrial modifications	$516	502
Total commercial and industrial modifications as a % of loan class	0.11%	0.13
Financial effects:
Weighted average term extension (months)	14	18

Commercial real estate modifications:
Term extension	$242	726
All other modifications and combinations	1	9
Total commercial real estate modifications	$243	735
Total commercial real estate modifications as a % of loan class	0.18%	0.55
Financial effects:
Weighted average term extension (months)	23	21
Commercial loans that received a modification in the past 12 months as of March 31, 2026 and 2025, and subsequently defaulted in the first quarter of 2026 and 2025, were insignificant.
Table 3.16 provides past due information on commercial loans that received a modification in the past 12 months as of March 31, 2026 and 2025, and the amount of related gross charge-offs during the first quarter of 2026 and 2025.
Table 3.16: Payment Performance of Commercial Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended
March 31, 2026
Commercial and industrial	$951	43	5	999	7
Commercial real estate	1,493	54	124	1,671	35
Total commercial	$2,444	97	129	2,670	42
March 31, 2025 (1)
Commercial and industrial	$808	10	29	847	15
Commercial real estate	2,682	2	3	2,687	—
Total commercial	$3,490	12	32	3,534	15
(1)For loan modifications that include a payment deferral, payment performance is not included until the loan exits the deferral period and payments resume.

Wells Fargo & Company	77

Note 3: Loans and Related Allowance for Credit Losses (continued)
Table 3.17 presents the outstanding balance of consumer loans modified during the periods presented and the related financial effects of these modifications. Modified loans within the Auto and Other consumer loan classes were insignificant for the first quarter of both 2026 and 2025, and accordingly, are excluded from the following tables and disclosures.
Loans in a trial payment period are not included in the following loan modification disclosures until the borrower has successfully completed the trial period and the loan modification is formally executed. Residential mortgage loans in a trial payment period totaled $114 million and $111 million at March 31, 2026 and 2025, respectively.
Table 3.17: Consumer Loan Modifications and Financial Effects

	Quarter ended March 31,
($ in millions)	2026	2025
Residential mortgage modifications (1):
Payment delay	$229	140
Term extension and payment delay	28	25
Interest rate reduction, term extension, and payment delay	15	12
All other modifications and combinations	10	18
Total residential mortgage modifications	$282	195
Total residential mortgage modifications as a % of loan class	0.12%	0.08
Financial effects:
Weighted average interest rate reduction	1.44%	1.78
Weighted average payments deferred (months) (2)	3	4
Weighted average term extension (years)	11.7	11.5

Credit card modifications:
Interest rate reduction	$300	309
Total credit card modifications	$300	309
Total credit card modifications as a % of loan class	0.52%	0.57
Financial effects:
Weighted average interest rate reduction	21.01%	21.54
(1)Payment delay modifications include loan modifications that defer a set amount of principal to the end of the loan term. The outstanding balance of loans with principal deferred to the end of the loan term was $83 million and $94 million in first quarter 2026 and 2025, respectively.
(2)Excludes the financial effects of loans with a set amount of principal deferred to the end of the loan term. The weighted average period of principal deferred was 25.9 years and 25.0 years in first quarter 2026 and 2025, respectively.
Consumer loans that received a modification within the past 12 months as of March 31, 2026 and 2025, and subsequently defaulted in the first quarter of 2026 and 2025, totaled $116 million and $100 million, respectively.
Table 3.18 provides past due information as of March 31, 2026 and 2025, on consumer loan modifications that received a modification in the past 12 months, and the related gross charge-offs that occurred on these modifications during the first quarter of 2026 and 2025.
Table 3.18: Payment Performance of Consumer Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended
March 31, 2026
Residential mortgage (1)	$429	118	327	874	1
Credit card (2)	747	102	87	936	66
Total consumer	$1,176	220	414	1,810	67
March 31, 2025
Residential mortgage (1)	$355	113	71	539	1
Credit card (2)	736	130	89	955	82
Total consumer	$1,091	243	160	1,494	83
(1)Includes loans where delinquency status was not reset to current upon exit from the deferral period. At March 31, 2025, loan modifications in an active payment deferral are excluded.
(2)Credit card loans that are past due at the time of the modification do not become current until they have three consecutive months of payment performance.
Commitments to lend additional funds on commercial loans modified during the first quarter of 2026 and 2025, were $166 million and $102 million, respectively. Commitments to lend additional funds on consumer loans modified during the first quarter of both 2026 and 2025, were insignificant.

78	Wells Fargo & Company

Note 4: Equity Securities
Equity securities include noncontrolling ownership interests in third-party entities, such as corporations, partnerships, or limited liability companies. Trading equity securities are held for customer accommodation and market-making purposes and are classified within trading assets on our consolidated balance sheet. Non-trading equity securities are held for investment purposes and are classified within equity securities on our consolidated balance sheet. For additional information on trading equity securities, see Note 11 (Fair Value Measurements).

Non-Trading Equity Securities
Table 4.1 provides a summary of our equity securities by business purpose and accounting method.
Table 4.1: Equity Securities

(in millions)	Mar 31, 2026	Dec 31, 2025
Equity securities at fair value (1)	$1,765	2,008
Tax credit investments (2)	21,102	21,395
Private equity (3)	13,304	13,206
Federal Reserve Bank stock and other at cost (4)	4,955	4,323
Total equity securities	$41,126	40,932
(1)Includes securities subject to contractual lock-up periods restricting their sale. These securities had fair values of $295 million at March 31, 2026, the majority of which have sale restrictions that will expire in second quarter 2027, and $218 million at December 31, 2025, the majority of which have sale restrictions that will expire in second quarter 2027.
(2)Includes affordable housing investments of $11.3 billion and $11.6 billion at March 31, 2026, and December 31, 2025, respectively, and renewable energy investments of $9.6 billion at both March 31, 2026, and December 31, 2025. The renewable energy investments are presented net of deferred investment tax credits of $1.8 billion and $1.7 billion at March 31, 2026, and December 31, 2025, respectively. Tax credit investments are accounted for using either the proportional amortization method or the equity method. See Note 12 (Securitizations and Variable Interest Entities) for information about tax credit investments.
(3)Includes equity securities accounted for under the measurement alternative of $9.8 billion at both March 31, 2026, and December 31, 2025, which were predominantly securities associated with our venture capital investments. The remaining securities are accounted for using the equity method.
(4)Includes $3.5 billion of investments in Federal Reserve Bank stock at both March 31, 2026, and December 31, 2025, and $1.4 billion and $762 million of investments in Federal Home Loan Bank stock at March 31, 2026, and December 31, 2025, respectively.
Table 4.2 provides a summary of the net gains and losses from equity securities, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses from equity securities are reported in net gains from trading and securities.
Table 4.2: Net Gains (Losses) from Equity Securities

	Quarter ended March 31,
(in millions)	2026	2025
Net losses from equity securities carried at fair value	$(169)	(195)
Net gains (losses) from equity securities not carried at fair value (1):
Impairment write-downs	(115)	(194)
Net unrealized gains (2)	163	1
Net realized gains	293	45
Total net gains (losses) from equity securities not carried at fair value	341	(148)
Total net gains (losses) from equity securities	$172	(343)
(1)Includes amounts related to venture capital investments in consolidated portfolio companies, which are not reported in equity securities on our consolidated balance sheet.
(2)Includes unrealized gains (losses) due to observable price changes from equity securities accounted for under the measurement alternative.

Wells Fargo & Company	79

Note 4: Equity Securities (continued)

Table 4.3 provides additional information about the net gains and losses from equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 4.2.
Table 4.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended March 31,
(in millions)	2026	2025
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$171	43
Gross unrealized losses from observable price changes	—	(25)
Impairment write-downs	(65)	(165)
Net realized gains from sale	192	15
Total net gains (losses) recognized during the period	$298	(132)
Table 4.4 presents cumulative carrying value adjustments to equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 4.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Mar 31, 2026	Dec 31, 2025
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$7,617	7,737
Gross unrealized losses from observable price changes	(101)	(100)
Impairment write-downs	(3,755)	(3,861)

80	Wells Fargo & Company

Note 5: Intangible Assets and Other Assets
Intangible assets include mortgage servicing rights (MSRs), goodwill, and customer relationship and other intangibles. For additional information on MSRs, see Note 6 (Mortgage Banking Activities). Customer relationship and other intangibles, which are included in other assets on our consolidated balance sheet, had a net carrying value of $765 million and $823 million at March 31, 2026 and December 31, 2025, respectively.

In April 2025, we acquired the remaining interest in our merchant services joint venture and recognized an intangible asset of
$877 million related to the merchant relationships. We are amortizing this intangible asset on a straight-line basis over seven years. Estimated future amortization expense for this intangible asset is $94 million for the remainder of 2026, and $125 million for each of the years ended December 31, 2027, 2028, 2029, 2030, and 2031, respectively.

Table 5.1 shows the allocation of goodwill to our reportable operating segments.
Table 5.1: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2025	$16,418	2,931	5,274	344	—	24,967
Foreign currency translation	—	(2)	—	—	—	(2)
March 31, 2026	$16,418	2,929	5,274	344	—	24,965
Table 5.2 presents the components of other assets.
Table 5.2: Other Assets

(in millions)	Mar 31, 2026	Dec 31, 2025
Corporate/bank-owned life insurance (1)	$19,776	19,757
Accounts receivable (2)	26,355	19,651
Interest receivable:
AFS and HTM debt securities	1,537	1,660
Loans	3,394	3,330
Trading and other	1,876	1,872
Loans held for sale (3)	4,651	4,482
Mortgage servicing rights	6,218	6,327
Operating lease assets (lessor) (3)	711	4,999
Operating lease right-of-use (ROU) assets (lessee)	3,630	3,641
Other (4)	18,044	15,578
Total other assets	$86,192	81,297
(1)Corporate/bank-owned life insurance is recognized at cash surrender value.
(2)Includes derivatives clearinghouse receivables and trade date receivables.
(3)In January 2026, we closed the sale of our rail car leasing business, which included finance leases (loans held for sale) of $1.0 billion and operating leases (operating lease assets) of $4.3 billion.
(4)Includes income tax receivables and prepaid expenses.

Wells Fargo & Company	81

Note 6: Mortgage Banking Activities
Mortgage banking activities consist of residential and commercial mortgage originations, sales and servicing.

We apply the fair value method to residential MSRs and apply the amortization method to commercial MSRs. Table 6.1 presents
MSRs, including the changes in MSRs measured using the fair value method and the amortization method. MSRs are included in other assets on the consolidated balance sheet.

Table 6.1: Mortgage Servicing Rights

	Quarter ended March 31,
(in millions)	2026	2025
Residential MSRs at fair value, beginning of period	$5,696	6,844
Originations/purchases	17	25
Sales and other	1	(76)
Net additions (reductions)	18	(51)
Changes in fair value:
Due to valuation inputs or assumptions:
Market interest rates (1)	28	(123)
Servicing and foreclosure costs	(3)	5
Prepayment estimates and other (2)	31	50
Net changes in valuation inputs or assumptions	56	(68)
Changes due to collection/realization of expected cash flows (3)	(162)	(189)
Total changes in fair value	(106)	(257)
Residential MSRs at fair value, end of period	5,608	6,536
Commercial MSRs at amortized cost, end of period (4)	610	644
Total MSRs	$6,218	7,180
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
(4)The estimated fair value of commercial MSRs was $765 million and $780 million at March 31, 2026 and 2025, respectively.
Table 6.2 provides key weighted-average assumptions used in the valuation of residential MSRs and sensitivity of the current fair value of residential MSRs to immediate adverse changes in those assumptions. See Note 11 (Fair Value Measurements) for additional information on key assumptions for residential MSRs.

Table 6.2: Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Mar 31, 2026	Dec 31, 2025
Fair value of interests held	$5,608	5,696
Expected weighted-average life (in years)	6.3	6.3

Key assumptions:
Prepayment rate assumption (1)	8.1%	8.0
Impact on fair value from 10% adverse change	$(159)	(163)
Impact on fair value from 25% adverse change	(383)	(394)

Discount rate assumption	9.3%	9.1
Impact on fair value from 100 basis point increase	$(233)	(243)
Impact on fair value from 200 basis point increase	(446)	(465)

Cost to service assumption ($ per loan)	94	96
Impact on fair value from 10% adverse change	(103)	(106)
Impact on fair value from 25% adverse change	(259)	(266)
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.

82	Wells Fargo & Company

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

We present information for our servicing portfolio in Table 6.3 using unpaid principal balance for loans serviced for others. As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses. The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors and are generally reimbursed within a short timeframe from cash flows from the trust, government-sponsored enterprise (GSEs), insurer, or borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements. We also advance payments of taxes and insurance for loans on our consolidated balance sheet, which are collectible from the borrower and are written-off when deemed uncollectible.
Table 6.3: Servicing Portfolio

	Mar 31, 2026		Dec 31, 2025
	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Loans serviced for others ($ in billions)	$387	77	397	77
Weighted average loan rate	3.78%	4.10	3.78	4.11
Servicer advances, net of an allowance for uncollectible amounts ($ in millions)	$571	28	688	26
Table 6.4 presents the components of mortgage banking noninterest income.
Table 6.4: Mortgage Banking Noninterest Income

	Quarter ended March 31,
(in millions)	2026	2025
Contractually specified servicing fees, late charges and ancillary fees	$308	406
Unreimbursed servicing costs (1)	(30)	(27)
Amortization for commercial MSRs (2)	(41)	(49)
Changes due to collection/realization of expected cash flows (3)	(162)	(189)
Net servicing fees	75	141
Changes in fair value of MSRs due to market interest rates	28	(123)
Net derivative gains (losses) from economic hedges (4)	(26)	132
Changes in fair value of MSRs due to other valuation inputs or assumptions (5)	28	55
Market-related valuation changes to residential MSRs, net of hedge results	30	64
Total net servicing income	105	205
Net gains on mortgage loan originations/sales (6)	96	127
Total mortgage banking noninterest income	$201	332
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, other interest costs, and transaction costs associated with sales of residential MSRs.
(2)Estimated future amortization expense for commercial MSRs was $102 million for the remainder of 2026, and $116 million, $105 million, $81 million, $66 million, and $43 million for the years ended December 31, 2027, 2028, 2029, 2030, and 2031, respectively.
(3)Represents the reduction in the cash flows expected to be collected during the period, net of income accreted due to the passage of time, for residential MSRs measured using the fair value method.
(4)Residential MSRs are economically hedged with derivative instruments to reduce exposure to changes in market interest rates. See Note 10 (Derivatives) for additional information.
(5)Refer to the analysis of changes in residential MSRs presented in Table 6.1 in this Note for more detail.
(6)Includes net gains (losses) of $21 million and $(12) million in first quarter 2026 and 2025, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

Wells Fargo & Company	83

Note 7: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 7 (Leasing Activity) in our 2025 Form 10-K for additional information about our leasing activities.

As a Lessor
Noninterest income on leases, included in Table 7.1 is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $62 million and $157 million in first quarter 2026 and 2025, respectively.
Table 7.1: Leasing Revenue (1)

	Quarter ended March 31,
(in millions)	2026	2025
Interest income on lease financing	$223	232
Other lease revenue:
Lease financing	23	25
Operating leases	83	233
Other lease-related revenue (2)	14	14
Noninterest income on leases	120	272
Total leasing revenue	$343	504
(1)    In January 2026, we closed the sale of our rail car leasing business, which included finance leases and operating leases.
(2)    Includes net gains or (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Table 7.2 presents balances for our operating leases.
Table 7.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Mar 31, 2026	Dec 31, 2025
ROU assets	$3,630	3,641
Lease liabilities	4,144	4,162
Total lease costs, which are included in occupancy expense, were $307 million and $310 million in first quarter 2026 and 2025, respectively.

84	Wells Fargo & Company

Note 8: Preferred Stock and Common Stock
We are authorized to issue 20 million shares of preferred stock, without par value. Outstanding shares of preferred stock rank senior to shares of common stock both as to the payment of dividends and liquidation preferences, but have no general voting rights. All outstanding preferred stock with a liquidation preference value, except for Series L Preferred Stock, may be redeemed for its liquidation preference value, plus any accrued but unpaid dividends, on any dividend payment date on or after the earliest redemption date for that series. Additionally, these same series of preferred stock may be redeemed following a “regulatory capital treatment event,” as described in the terms of each series. Capital actions, including redemptions of our preferred stock, may be subject to regulatory approval or conditions.

In addition, we are authorized to issue 4 million shares of preference stock, without par value, and we have not issued any stock under this authorization. If issued, the preference stock would be limited to one vote per share.

In March 2026, we redeemed our Preferred Stock, Series BB, and issued our Preferred Stock, Series GG.

Table 8.1 summarizes information about our preferred stock.
Table 8.1: Preferred Stock

		March 31, 2026				December 31, 2025
(in millions, except shares)	Earliest redemption date	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	Currently redeemable	97,000	96,546	$—	—	97,000	96,546	$—	—
Preferred Stock:
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A	—	4,025,000	3,967,900	3,968	3,200	4,025,000	3,967,900	3,968	3,200
Series Y
5.625% Non-Cumulative Perpetual Class A	Currently redeemable	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A	Currently redeemable	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A	Currently redeemable	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A	Redeemed	—	—	—	—	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A	Currently redeemable	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A	9/15/2026	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
Series EE
7.625% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2028	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Series FF
6.85% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2029	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series GG
6.125% Fixed-Reset Non-Cumulative Perpetual Class A	6/15/2031	90,000	90,000	2,250	2,250	—	—	—	—
Total		4,611,900	4,550,346	$16,116	15,348	4,662,300	4,600,746	$17,376	16,608
(1)At the option of the holder, each share of Series L Preferred Stock may be converted at any time into 6.3814 shares of common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments. If converted within 30 days of certain liquidation or change of control events, the holder may receive up to 16.5916 additional shares, or, at our option, receive an equivalent amount of cash in lieu of common stock. We may convert some or all of the Series L Preferred Stock into shares of common stock if the closing price of our common stock exceeds 130 percent of the conversion price of the Series L Preferred Stock for 20 trading days during any period of 30 consecutive trading days. We declared dividends of $74 million on Series L Preferred Stock in each of the quarters ended March 31, 2026 and 2025.
Table 8.2 presents our common stock shares outstanding.
Table 8.2: Common Stock Shares Outstanding

	Quarter ended March 31,
(in millions)	2026	2025
Balance, beginning of period	3,092.6	3,288.9
Issued	18.0	17.3
Repurchased	(46.3)	(44.5)
Balance, end of period	3,064.3	3,261.7

Wells Fargo & Company	85

Note 9: Legal Actions
The Company is involved in a number of judicial, regulatory, governmental, arbitration, and other proceedings or investigations that expose the Company to potential financial losses or other adverse consequences. These proceedings and investigations include actions brought against Wells Fargo and/or our subsidiaries with respect to corporate-related matters and transactions in which Wells Fargo and/or our subsidiaries were involved. In addition, Wells Fargo and our subsidiaries may be requested to provide information to or otherwise cooperate with government authorities in the conduct of investigations of other persons or industry groups. We recognize accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. For such accruals, we recognize the amount we consider to be the best estimate within a range of potential losses that are both probable and estimable. If we cannot determine a best estimate, we recognize the amount at the low end of the range of those potential losses. There can be no assurance as to the ultimate outcome of legal actions, including the matters described below, and the actual costs of resolving legal actions may be substantially higher or lower than the amounts accrued for those actions.
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

COMPANY 401(K) PLAN LITIGATION. On September 26, 2022, participants in the Company’s 401(k) plan filed a putative class action in the United States District Court for the District of Minnesota alleging that the Company violated the Employee Retirement Income Security Act of 1974 in connection with certain transactions associated with the Employee Stock Ownership Plan feature of the Company’s 401(k) plan, including the manner in which the 401(k) plan purchased certain securities used in connection with the Company’s contributions to the 401(k) plan. On April 20, 2026, the court granted final approval of an agreement pursuant to which the Company agreed to pay $84 million to resolve the lawsuit.
FAIR ACCESS TO BANKING INVESTIGATIONS. Government agencies are conducting inquiries or investigations related to fair access to banking, including pursuant to Executive Order 14331 (Guaranteeing Fair Banking for All Americans), which directed a review by certain government agencies of financial institutions’ policies and practices for providing, maintaining, or discontinuing financial products or services to customers or potential customers.

HIRING PRACTICES MATTERS. Government agencies, including the United States Department of Justice and the United States Securities and Exchange Commission (SEC), have undertaken formal or informal inquiries or investigations regarding the Company’s hiring practices related to diversity. The United States Department of Justice and the SEC have since closed their investigations without taking action. A securities fraud class action has also been filed in the United States District Court for the Northern District of California alleging that the Company and certain of its executive officers made false or misleading statements about the Company’s hiring practices related to diversity. On November 13, 2025, the court granted preliminary approval of an agreement pursuant to which the Company agreed to pay $85 million to resolve the securities fraud class action. Allegations related to the Company’s hiring practices related to diversity are also among the subjects of a shareholder derivative lawsuit pending in the United States District Court for the Northern District of California. On January 13, 2026, the court granted preliminary approval of an agreement to resolve the shareholder derivative lawsuit.

HOME MORTGAGE DISCRIMINATION LITIGATION. Plaintiffs proposing to represent a class of home mortgage applicants and customers filed putative class actions against Wells Fargo alleging that Wells Fargo’s mortgage lending policies and practices resulted in disparate treatment and disparate impact against minority applicants. These actions have been consolidated in the United States District Court for the Northern District of California. In August 2025, the district court denied class certification and plaintiffs’ interlocutory appeal of the decision was denied in January 2026. Similar allegations related to the Company’s home mortgage lending practices are also among the subjects of a shareholder derivative lawsuit pending in the United States District Court for the Northern District of California. On January 13, 2026, the court granted preliminary approval of an agreement to resolve the shareholder derivative lawsuit.

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

86	Wells Fargo & Company

The parties entered into a settlement agreement to resolve the damages class claims pursuant to which defendants agreed to pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining in escrow from the 2012 settlement and $900 million in additional funding. Wells Fargo’s allocated responsibility for the additional funding is approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was affirmed by the Second Circuit on March 15, 2023. On September 27, 2021, the district court granted the plaintiffs’ motion for class certification in the equitable relief case. On November 10, 2025, Visa and Mastercard entered into a settlement agreement, subject to court approval, to resolve the equitable relief class claims. Some of the opt-out and direct-action cases have been settled while others remain pending.

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
OUTLOOK. As described above, the Company recognizes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible losses in excess of the Company’s accrual for probable and estimable losses was approximately $1.6 billion as of March 31, 2026. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the recognized accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

Wells Fargo & Company	87

Note 10: Derivatives
We use derivatives to manage exposure to market risk, including interest rate risk, commodity and equity price risk, foreign currency risk, and credit risk, and to assist customers with their risk management objectives. We designate certain derivatives as hedging instruments in qualifying hedge accounting relationships (fair value or cash flow hedges). Our remaining derivatives consist of economic hedges that do not qualify for, or we have elected not to apply, hedge accounting and derivatives held for customer accommodation trading purposes. For additional information on our derivative activities, see Note 13 (Derivatives) in our 2025 Form 10-K.
Table 10.1 presents the total notional or contractual amounts and fair values for our derivatives. Derivative transactions can be measured in terms of the notional amount, but this amount is not recognized on our consolidated balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which derivative cash flows are determined.
Table 10.1: Notional or Contractual Amounts and Fair Values of Derivatives

	March 31, 2026			December 31, 2025
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$439,228	451	947	377,837	447	852
Commodity contracts	9,898	9	92	8,854	2	279
Foreign exchange contracts	5,551	4	226	6,455	24	180
Total derivatives designated as qualifying hedging instruments		464	1,265		473	1,311
Derivatives not designated as hedging instruments
Interest rate contracts	13,731,943	22,552	21,694	11,919,067	21,896	21,923
Commodity contracts	179,667	8,781	6,732	117,863	3,245	4,126
Equity contracts	618,429	19,471	19,214	634,436	20,788	22,714
Foreign exchange contracts	6,016,142	48,158	46,916	5,601,838	38,047	36,797
Credit contracts	68,078	118	65	62,336	81	85
Total derivatives not designated as hedging instruments		99,080	94,621		84,057	85,645
Total derivatives before netting		99,544	95,886		84,530	86,956
Netting		(77,213)	(81,400)		(62,720)	(73,332)
Total		$22,331	14,486		21,810	13,624
Balance Sheet Offsetting
We execute substantially all of our derivative transactions under master netting arrangements. When legally enforceable, these master netting arrangements give the ability, in the event of default by the counterparty, to liquidate securities held as collateral and to offset receivables and payables with the same counterparty. We reflect all derivative balances and related cash collateral subject to legally enforceable master netting arrangements on a net basis within trading assets and trading liabilities on our consolidated balance sheet. We do not net non-cash collateral that we receive or pledge against derivative balances on our consolidated balance sheet.

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
Table 10.2 provides information on the fair values of derivative assets and liabilities subject to legally enforceable master netting arrangements with the same counterparty, the balance sheet netting adjustments and the resulting net fair value amount recognized on our consolidated balance sheet, as well as the non-cash collateral associated with such arrangements. In addition to the netting amounts included in the table, we also have balance sheet netting related to resale and repurchase agreements that are disclosed within Note 14 (Securities Financing Activities).

88	Wells Fargo & Company

Table 10.2: Offsetting of Derivative Assets and Liabilities

	March 31, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$21,028	20,237	20,594	20,835
OTC cleared	832	1,173	445	366
Exchange traded	51	27	58	65
Total interest rate contracts	21,911	21,437	21,097	21,266
Commodity contracts
OTC	5,819	5,258	2,432	3,764
Exchange traded	1,888	1,259	405	252
Total commodity contracts	7,707	6,517	2,837	4,016
Equity contracts
OTC	6,786	9,405	6,836	12,149
Exchange traded	10,992	8,107	12,274	8,476
Total equity contracts	17,778	17,512	19,110	20,625
Foreign exchange contracts
OTC	47,702	46,758	37,437	36,757
Total foreign exchange contracts	47,702	46,758	37,437	36,757
Credit contracts
OTC	115	63	81	83
Total credit contracts	115	63	81	83
Total derivatives subject to enforceable master netting arrangements, gross	95,213	92,287	80,562	82,747
Less: Gross amounts offset
Counterparty netting (1)	(70,373)	(70,203)	(57,957)	(57,777)
Cash collateral netting	(6,840)	(11,197)	(4,763)	(15,555)
Total derivatives subject to enforceable master netting arrangements, net	18,000	10,887	17,842	9,415
Derivatives not subject to enforceable master netting arrangements	4,331	3,599	3,968	4,209
Total derivatives recognized in consolidated balance sheet, net	22,331	14,486	21,810	13,624
Non-cash collateral	(5,386)	(3,673)	(4,906)	(3,091)
Total derivatives, net	$16,945	10,813	16,904	10,533
(1)Represents amounts with counterparties subject to enforceable master netting arrangements that have been offset on our consolidated balance sheet, including portfolio level valuation adjustments related to customer accommodation and other trading derivatives. These valuation adjustments were substantially all related to interest rate and foreign exchange contracts. Table 10.7 and Table 10.8 present information related to derivative valuation adjustments.
Fair Value and Cash Flow Hedges
For fair value hedges, we use interest rate swaps to convert certain of our fixed-rate long-term debt and time certificates of deposit to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt. We also enter into futures contracts, forward contracts, and swap contracts to hedge our exposure to the price risk of physical commodities inventory included in trading assets on our consolidated balance sheet. In addition, we use interest rate swaps, cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge against changes in fair value of certain investments in AFS debt securities due to changes in interest rates, foreign currency rates, or both. For certain fair value hedges of interest rate risk, we use the portfolio layer method to hedge stated amounts of closed portfolios of AFS debt securities. For certain fair value hedges of foreign currency risk, changes in fair value of cross-currency swaps and forward contracts attributable to changes in cross-currency basis spreads and the spot-forward difference, respectively, are excluded from the assessment of hedge effectiveness. Excluded components are either recognized in other comprehensive income (OCI) and amortized into earnings over the life of the derivative or recognized directly in earnings. See Note 20 (Other Comprehensive Income) for the amounts recognized in OCI.

For cash flow hedges, we use interest rate swaps and swaptions to hedge the variability in interest payments received on certain interest-earning deposits with banks and certain floating-rate commercial loans. We also use cross-currency swaps to hedge variability in interest payments on fixed-rate foreign currency-denominated long-term debt due to changes in foreign exchange rates. For certain cash flow hedges of interest rate risk, changes in fair value of swaptions attributable to changes in time value and volatility are excluded from the assessment of hedge effectiveness and recognized in OCI. See Note 20 (Other Comprehensive Income) for the amounts recognized in OCI.

We estimate $339 million pre-tax of deferred net losses related to cash flow hedges in OCI at March 31, 2026, will be reclassified into net interest income during the next 12 months. For cash flow hedges as of March 31, 2026, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of approximately 9 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2025 Form 10-K.

Wells Fargo & Company	89

Note 10: Derivatives (continued)

Table 10.3 and Table 10.4 show the net gains (losses) related to derivatives in cash flow and fair value hedging relationships, respectively.
Table 10.3: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recognized in net income	Total recognized in OCI
(in millions)	Loans	Other interest income	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2026
Total amounts presented in the consolidated statement of income and other comprehensive income	$13,809	226	(2,386)	N/A	(465)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(41)	(38)	—	(79)	79
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(557)
Total gains (losses) (pre-tax) on interest rate contracts	(41)	(38)	—	(79)	(478)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(1)	(1)	1
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(41)	(38)	(1)	(80)	(477)
Quarter ended March 31, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income (1)	$13,357	239	(2,582)	N/A	593
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(85)	(55)	—	(140)	140
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	444
Total gains (losses) (pre-tax) on interest rate contracts	(85)	(55)	—	(140)	584
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	2
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(85)	(55)	(2)	(142)	586
(1)In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities, with corresponding changes to our consolidated statement of income. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).

90	Wells Fargo & Company

Table 10.4: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income	Total recognized in net income	Total recognized in OCI
(in millions)	Available-for-sale and held-to-maturity debt securities (1)	Deposits	Long-term debt	Net gains from trading and securities (1)	Derivative gains (losses)	Derivative gains (losses)
Quarter ended March 31, 2026
Total amounts presented in the consolidated statement of income and other comprehensive income	$3,544	(4,974)	(2,386)	1,523	N/A	(465)
Interest rate contracts
Amounts related to cash flows on derivatives	25	19	(218)	—	(174)	N/A
Recognized on derivatives	517	(149)	(462)	—	(94)	—
Recognized on hedged items	(515)	152	463	—	100	N/A
Total gains (losses) (pre-tax) on interest rate contracts	27	22	(217)	—	(168)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	5	—	(22)	—	(17)	N/A
Recognized on derivatives	—	—	(49)	(41)	(90)	12
Recognized on hedged items	—	—	44	41	85	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	5	—	(27)	—	(22)	12
Commodity contracts
Recognized on derivatives	—	—	—	500	500	—
Recognized on hedged items	—	—	—	(509)	(509)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	(9)	(9)	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$32	22	(244)	(9)	(199)	12
Quarter ended March 31, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income (1)	$3,321	(5,209)	(2,582)	894	N/A	593
Interest rate contracts
Amounts related to cash flows on derivatives	64	25	(536)	—	(447)	N/A
Recognized on derivatives	(572)	41	2,044	—	1,513	—
Recognized on hedged items	568	(42)	(2,055)	—	(1,529)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	60	24	(547)	—	(463)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(18)	—	(18)	N/A
Recognized on derivatives	—	—	(1)	36	35	7
Recognized on hedged items	—	—	(5)	(36)	(41)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(24)	—	(24)	7
Commodity contracts
Recognized on derivatives	—	—	—	(1,338)	(1,338)	—
Recognized on hedged items	—	—	—	1,349	1,349	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	11	11	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$60	24	(571)	11	(476)	7
(1)In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities, with corresponding changes to our consolidated statement of income. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).

Wells Fargo & Company	91

Note 10: Derivatives (continued)

Table 10.5 shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.
Table 10.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities)
March 31, 2026
Available-for-sale debt securities (4)(5)	$114,455	(791)	24,286	274
Trading assets (6)	10,539	1,082	—	—
Interest-bearing deposits	(82,741)	22	—	—
Long-term debt	(161,198)	10,291	—	—
December 31, 2025
Available-for-sale debt securities (4)(5)	$94,388	(698)	21,489	285
Trading assets (6)	9,107	1,726	—	—
Interest-bearing deposits	(64,595)	(130)	—	—
Long-term debt	(154,397)	9,825	—	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $0 and $892 million for AFS debt securities where only foreign currency risk is the designated hedged risk as of March 31, 2026, and December 31, 2025, respectively.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $(536) million, $144 million, and $495 million of AFS debt securities, trading assets, and long-term debt cumulative basis adjustments, respectively, as of March 31, 2026, and $10 million, $100 million, and $455 million of AFS debt securities, trading assets, and long-term debt cumulative basis adjustments, respectively, as of December 31, 2025, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Carrying amount represents the amortized cost.
(5)At March 31, 2026, and December 31, 2025, the amortized cost of closed portfolios of AFS debt securities using the portfolio layer method was $53.4 billion and $43.2 billion, respectively, of which $17.7 billion and $15.3 billion was designated as hedged, respectively. The balance includes cumulative basis adjustments of $(41) million and $75 million as of March 31, 2026, and December 31, 2025, respectively, related to certain AFS debt securities designated as the hedged item in a fair value hedge using the portfolio layer method.
(6)Trading assets consists of hedged physical commodities inventory.

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedging instruments include economic hedges and derivatives entered into for customer accommodation trading purposes.

Economic hedge and other derivatives do not qualify for, or we have elected not to apply, hedge accounting. We use economic hedge derivatives to manage our non-trading exposures to interest rate risk, equity price risk, foreign currency risk, and credit risk. Other derivatives include non-economic hedges not part of our portfolio of customer accommodation trading derivatives.
For additional information on customer accommodation trading derivatives, see Note 13 (Derivatives) in our 2025 Form 10-K.

Table 10.6 shows the net gains (losses) related to economic hedge and other derivatives. Gains (losses) on customer accommodation trading derivatives are excluded from
Table 10.6. See Note 17 (Revenue and Expenses) for additional information on net gains and (losses) from trading activities.
Table 10.6: Gains (Losses) on Economic Hedge and Other Derivatives

	Quarter ended March 31,
(in millions)	2026	2025
Interest rate contracts (1)	$26	223
Equity contracts (2)	(82)	(232)
Foreign exchange contracts (3)	409	(284)
Credit contracts (4)	(5)	(5)
Net gains (losses) recognized related to economic hedge derivatives	$348	(298)
(1)Includes economic hedge and other derivative gains and (losses) related to mortgage banking activities, which were recognized in mortgage banking noninterest income. These activities include derivative loan commitments and hedges of residential MSRs, residential mortgage LHFS, derivative loan commitments, and other interests held. For additional information on our mortgage banking interest rate contracts, see Note 6 (Mortgage Banking Activities). Other derivative gains and (losses) not related to mortgage banking were recognized in other noninterest income.
(2)Includes derivative gains and (losses) used to economically hedge the deferred compensation plan liabilities, which were recognized in personnel noninterest expense, and other derivative instruments related to our previous sales of shares of Visa Inc. Class B common stock, which were recognized in other noninterest income.
(3)Includes derivatives used to mitigate foreign exchange risk of specified foreign currency-denominated assets and liabilities. Gains and (losses) were recognized in net gains from trading and securities within noninterest income.
(4)Includes credit derivatives used to hedge certain loan exposures. Gains and (losses) were recognized in other noninterest income.

92	Wells Fargo & Company

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

Table 10.7 presents the impact of derivative valuation adjustments (excluding the effect of any related hedges), which are included in net gains (losses) from trading and securities on the consolidated statement of income. For additional information, see Note 17 (Revenue and Expenses).
Table 10.7: Net Gains (Losses) from Derivative Valuation Adjustments

	Quarter ended March 31,
(in millions)	2026	2025
CVA	$(62)	(23)
DVA	79	(18)
FVA	(9)	(21)
Total	$8	(62)
Table 10.8 presents the impact of derivative valuation adjustments on derivative fair values.
Table 10.8: Derivative Valuation Adjustments

	Contra Liability (Contra Asset)
(in millions)	Mar 31, 2026	Dec 31, 2025
CVA	$(348)	(286)
DVA	279	200
FVA, net	(102)	(93)
Total derivative valuation adjustments	$(171)	(179)
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
Table 10.9 provides details of sold credit derivatives.
Table 10.9: Sold Credit Derivatives

	Credit protection sold – Notional amount
(in millions)	Total	Non-investment grade
March 31, 2026
Credit default swaps	$17,577	2,846
Risk participation swaps	6,169	4,103
Total credit derivatives	$23,746	6,949
December 31, 2025
Credit default swaps	$12,568	922
Risk participation swaps	6,208	4,052
Total credit derivatives	$18,776	4,974
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
Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. Table 10.10 illustrates our exposure to OTC bilateral derivative contracts with credit-risk contingent features, collateral we have posted, and the additional collateral we would be required to post if the credit rating of our debt was downgraded below investment grade.
Table 10.10: Credit-Risk Contingent Features

(in billions)	Mar 31, 2026	Dec 31, 2025
Net derivative liabilities with credit-risk contingent features	$24.0	26.3
Collateral posted	20.8	22.7
Additional collateral to be posted upon a below investment grade credit rating (1)	3.2	3.7
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

Wells Fargo & Company	93

Note 11: Fair Value Measurements
We use fair value measurements to recognize fair value adjustments to certain assets and liabilities and to fulfill fair value disclosure requirements. Assets and liabilities recognized at fair value on a recurring basis are presented in Table 11.1 in this Note. Additionally, from time to time, we recognize fair value adjustments on a nonrecurring basis. These nonrecurring adjustments typically involve application of an accounting method such as lower of cost or fair value (LOCOM) and the measurement alternative, or write-downs of individual assets. Assets recognized at fair value on a nonrecurring basis are presented in Table 11.4 in this Note. We provide in Table 11.9 estimates of fair value for financial instruments that are not recognized at fair value, such as loans and debt liabilities carried at amortized cost.

See Note 1 (Summary of Significant Accounting Policies) in our 2025 Form 10-K for a discussion of how we determine fair value. For descriptions of the valuation methodologies we use for assets and liabilities recorded at fair value on a recurring or nonrecurring basis, see Note 14 (Fair Value Measurements) in our 2025 Form 10-K.
FAIR VALUE HIERARCHY. We classify our assets and liabilities recognized at fair value as either Level 1, 2, or 3 in the fair value hierarchy. The highest priority (Level 1) is assigned to valuations based on unadjusted quoted prices in active markets and the lowest priority (Level 3) is assigned to valuations that include one or more significant unobservable inputs. See Note 1 (Summary of Significant Accounting Policies) in our 2025 Form 10-K for a detailed description of the fair value hierarchy.

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

94	Wells Fargo & Company

Assets and Liabilities Recognized at Fair Value on a Recurring Basis
Table 11.1 presents the balances of assets and liabilities recognized at fair value on a recurring basis.
Table 11.1: Fair Value on a Recurring Basis

	March 31, 2026				December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading assets:
Debt securities:
Securities of U.S. Treasury and federal agencies	$58,601	5,110	2	63,713	51,376	3,421	—	54,797
Collateralized loan obligations	—	941	69	1,010	—	859	77	936
Corporate debt securities	—	18,497	22	18,519	—	19,349	15	19,364
Federal agency mortgage-backed securities	—	66,136	—	66,136	—	69,836	—	69,836
Non-agency mortgage-backed securities	—	1,629	—	1,629	—	1,692	1	1,693
Other debt securities	—	8,074	3	8,077	—	7,236	—	7,236
Total trading debt securities	58,601	100,387	96	159,084	51,376	102,393	93	153,862
Equity securities	20,147	5,159	4	25,310	32,322	5,948	4	38,274
Physical commodities inventory	3,634	6,931	—	10,565	3,430	5,677	—	9,107
Trading loans	—	4,302	119	4,421	—	4,813	69	4,882
Derivative assets (gross):
Interest rate contracts	51	22,713	239	23,003	58	21,985	300	22,343
Commodity contracts	400	8,134	256	8,790	38	3,096	113	3,247
Equity contracts	—	19,169	302	19,471	—	20,636	152	20,788
Foreign exchange contracts	—	48,157	5	48,162	—	38,069	2	38,071
Credit contracts	—	114	4	118	—	51	30	81
Total derivative assets (gross)	451	98,287	806	99,544	96	83,837	597	84,530
Total trading assets prior to derivative netting	$82,833	215,066	1,025	298,924	87,224	202,668	763	290,655
Derivative netting (1)				(77,213)				(62,720)
Total trading assets after derivative netting				$221,711				227,935
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$57,687	—	—	57,687	51,809	—	—	51,809
Securities of U.S. states and political subdivisions	—	9,930	13	9,943	—	10,383	14	10,397
Federal agency mortgage-backed securities	—	144,822	—	144,822	—	140,080	—	140,080
Non-agency mortgage-backed securities	—	1,857	1	1,858	—	2,124	2	2,126
Collateralized loan obligations	—	8,205	—	8,205	—	7,904	—	7,904
Other debt securities	—	147	211	358	—	1,040	217	1,257
Total available-for-sale debt securities	57,687	164,961	225	222,873	51,809	161,531	233	213,573
Loans held for sale (2)	—	826	85	911	—	721	107	828
Mortgage servicing rights (residential) (2)	—	—	5,608	5,608	—	—	5,696	5,696
Equity securities	1,678	21	66	1,765	1,941	—	67	2,008
Other assets	317	—	116	433	311	—	161	472
Total assets measured at fair value on a recurring basis	$142,515	380,874	7,125	530,514	141,285	364,920	7,027	513,232
Trading liabilities:
Securities sold, not yet purchased	$(31,115)	(8,044)	(2)	(39,161)	(24,581)	(7,261)	(2)	(31,844)
Derivative liabilities gross:
Interest rate contracts	(27)	(22,104)	(510)	(22,641)	(65)	(22,268)	(442)	(22,775)
Commodity contracts	(465)	(6,134)	(225)	(6,824)	(79)	(4,265)	(61)	(4,405)
Equity contracts	—	(18,079)	(1,135)	(19,214)	—	(21,438)	(1,276)	(22,714)
Foreign exchange contracts	—	(47,126)	(16)	(47,142)	—	(36,975)	(2)	(36,977)
Credit contracts	—	(50)	(15)	(65)	—	(57)	(28)	(85)
Total derivative liabilities (gross)	(492)	(93,493)	(1,901)	(95,886)	(144)	(85,003)	(1,809)	(86,956)
Total trading liabilities prior to derivative netting	(31,607)	(101,537)	(1,903)	(135,047)	(24,725)	(92,264)	(1,811)	(118,800)
Derivative netting (1)				81,400				73,332
Total trading liabilities after derivative netting				$(53,647)				(45,468)
Other liabilities	—	(317)	(51)	(368)	—	(311)	(46)	(357)
Long-term debt	—	(9,398)	—	(9,398)	—	(7,082)	—	(7,082)
Total liabilities measured at fair value on a recurring basis	$(31,607)	(111,252)	(1,954)	(144,813)	(24,725)	(99,657)	(1,857)	(126,239)
(1)Represents balance sheet netting of derivative asset and liability balances, related cash collateral, and portfolio level valuation adjustments. See Note 10 (Derivatives) for additional information.
(2)Loans held for sale and mortgage servicing rights are included in other assets on our consolidated balance sheet.

Wells Fargo & Company	95

Note 11: Fair Value Measurements (continued)
Level 3 Assets and Liabilities Recognized at Fair Value on a Recurring Basis
Table 11.2 presents the changes in Level 3 assets and liabilities recognized at fair value on a recurring basis.
Table 11.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end
(in millions)	Balance, beginning of period	Net gains/(losses) (1)	Purchases (2)	Sales	Settlements	Transfers into Level 3 (3)	Transfers out of Level 3 (4)	Balance, end of period		(5)
Quarter ended March 31, 2026
Trading assets (6):
Debt instruments (7)	$162	(16)	227	(229)	(6)	84	(7)	215	(15)	(8)
Net derivative assets and liabilities:
Interest rate contracts	(142)	(163)	—	—	5	—	29	(271)	(133)
Equity contracts	(1,124)	182	—	—	207	(235)	137	(833)	347
Other derivative contracts	54	(15)	2	(4)	(9)	(2)	(17)	9	1
Total derivative contracts	(1,212)	4	2	(4)	203	(237)	149	(1,095)	215	(9)
Available-for-sale debt securities	233	(9)	5	—	(4)	—	—	225	(8)	(8)
Mortgage servicing rights (residential) (10)	5,696	(106)	17	1	—	—	—	5,608	56	(11)
Other (6)	222	(55)	9	(30)	(3)	9	(2)	150	(53)	(12)
Quarter ended March 31, 2025
Trading assets (6):
Debt instruments (7)	$144	(7)	13	(7)	(10)	28	(8)	153	(7)	(8)
Net derivative assets and liabilities:
Interest rate contracts	(3,603)	868	—	—	405	—	—	(2,330)	1,210
Equity contracts	(1,167)	54	—	—	120	(140)	9	(1,124)	110
Other derivative contracts	(33)	83	2	—	(148)	—	—	(96)	(64)
Total derivative contracts	(4,803)	1,005	2	—	377	(140)	9	(3,550)	1,256	(9)
Available-for-sale debt securities	216	1	3	—	(9)	—	—	211	—	(8)
Mortgage servicing rights (residential) (10)	6,844	(257)	25	(76)	—	—	—	6,536	(68)	(11)
Other (6)	278	(76)	5	—	(3)	5	(46)	163	(76)	(12)
(1)All amounts represent net gains (losses) included in net income except for AFS debt securities and other assets and liabilities which also included net gains (losses) in other comprehensive income (OCI). Net gains (losses) included in OCI for AFS debt securities were $(9) million and $0 for first quarter 2026 and 2025, respectively. Net gains (losses) included in OCI for other assets and liabilities were $7 million and $1 million for first quarter 2026 and 2025, respectively.
(2)Includes originations of mortgage servicing rights and loans held for sale.
(3)All assets and liabilities transferred into Level 3 were previously classified within Level 2.
(4)All assets and liabilities transferred out of Level 3 are classified as Level 2.
(5)All amounts represent net unrealized gains (losses) related to assets and liabilities held at period end included in net income except for AFS debt securities and other assets and liabilities which also included net unrealized gains (losses) related to assets and liabilities held at period end in OCI. Net unrealized gains (losses) included in OCI for AFS debt securities were $(8) million and $0 for first quarter 2026 and 2025, respectively. Net unrealized gains (losses) included in OCI for other assets and liabilities were $7 million and $1 million for first quarter 2026 and 2025, respectively.
(6)In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities and short-term borrowings, with corresponding changes to our consolidated statement of income. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(7)Includes trading debt securities and trading loans.
(8)Included in net gains from trading and securities on our consolidated statement of income.
(9)Included in mortgage banking income, net gains from trading and securities, and other noninterest income on our consolidated statement of income.
(10)For additional information on the changes in mortgage servicing rights, see Note 6 (Mortgage Banking Activities).
(11)Included in mortgage banking income on our consolidated statement of income.
(12)Included in mortgage banking income and other noninterest income on our consolidated statement of income.

96	Wells Fargo & Company

Table 11.3 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value on a recurring basis.
Weighted averages of inputs are calculated using outstanding unpaid principal balances of loans serviced for residential MSRs and notional amounts for derivative instruments.
Table 11.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3	Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
March 31, 2026
Mortgage servicing rights (residential)	$5,608	Discounted cash flow	Cost to service per loan (1)	$62	-	434		94
			Discount rate	9.0	-	13.0%		9.3
			Prepayment rate (2)	5.7	-	23.8		8.1
Net derivative assets and (liabilities):
Interest rate contracts	(270)	Discounted cash flow	Discount rate	2.8	-	3.7		3.7
	(1)	Discounted cash flow	Default rate	0.4	-	12.0		2.5
			Loss severity	50.0	-	50.0		50.0
Equity contracts	(397)	Discounted cash flow	Conversion factor	(0.4)	-	0.0		(0.2)
			Weighted average life	0.8	-	3.8	yrs	1.4
	(436)	Option model	Correlation factor	(66.5)	-	98.0%		66.0
			Volatility factor	13.8	-	115.9		48.1
December 31, 2025
Mortgage servicing rights (residential)	$5,696	Discounted cash flow	Cost to service per loan (1)	$61	-	446		96
			Discount rate	8.8	-	12.5%		9.1
			Prepayment rate (2)	5.7	-	23.0		8.0
Net derivative assets and (liabilities):
Interest rate contracts	(139)	Discounted cash flow	Discount rate	2.5	-	3.5		3.4
	(3)	Discounted cash flow	Default rate	0.4	-	12.0		2.4
			Loss severity	50.0	-	50.0		50.0
Equity contracts	(579)	Discounted cash flow	Conversion factor	(0.3)	-	0.0		(0.2)
			Weighted average life	1.0	-	4.0	yrs	1.7
	(545)	Option model	Correlation factor	(20.0)	-	98.5%		77.1
			Volatility factor	8.0	-	105.0		42.7
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans, the range is $62 - $108 at March 31, 2026, and $61 - $112 at December 31, 2025.
(2)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
For additional information on the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities, including how changes in these inputs affect fair value estimates, see Note 14 (Fair Value Measurements) in our 2025 Form 10-K.

Wells Fargo & Company	97

Note 11: Fair Value Measurements (continued)
Assets and Liabilities Recognized at Fair Value on a
Nonrecurring Basis
Table 11.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of March 31, 2026, and December 31, 2025, and for which a nonrecurring fair value adjustment was recognized during the quarter ended March 31, 2026, and the year ended December 31, 2025.
Table 11.4: Fair Value on a Nonrecurring Basis

	March 31, 2026			December 31, 2025
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$1,086	13	1,099	1,846	240	2,086
Loans:
Commercial	420	—	420	1,161	—	1,161
Consumer	33	—	33	96	—	96
Total loans	453	—	453	1,257	—	1,257
Equity securities	499	911	1,410	1,001	1,791	2,792
Other assets	39	—	39	89	9	98
Total assets at fair value on a nonrecurring basis	$2,077	924	3,001	4,193	2,040	6,233
(1)Consists of commercial mortgages and residential mortgage – first lien loans.
Table 11.5 presents the gains (losses) on all assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 11.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustments

	Quarter ended March 31,
(in millions)	2026	2025
Loans held for sale	$(9)	12
Loans:
Commercial	(337)	(143)
Consumer	(111)	(120)
Total loans	(448)	(263)
Equity securities (1)	56	(177)
Other assets (2)(3)	(10)	(19)
Total	$(411)	(447)
(1)Includes impairment of equity securities and observable price changes related to equity securities accounted for under the measurement alternative.
(2)Includes impairment of operating lease ROU assets, valuation losses on foreclosed real estate, and other collateral owned.
(3)In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities, with corresponding changes to our consolidated statement of income. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
Table 11.6 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets that are measured at fair value on a nonrecurring basis. Weighted averages of inputs for equity securities are calculated using carrying value prior to the nonrecurring fair value measurement.
Table 11.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)	Range of Inputs Positive (Negative)			Weighted Average
March 31, 2026
Equity securities	$911	Market comparable pricing	Multiples	1.1x	-	7.4x	1.5x
December 31, 2025
Equity securities	393	Market comparable pricing	Comparability adjustment	(100.0)	-	(4.9)%	(49.1)
	1,398	Market comparable pricing	Multiples	1.1x	-	44.1x	12.3x
(1)See Note 14 (Fair Value Measurements) in our 2025 Form 10-K for additional information on the valuation technique(s) and significant unobservable inputs used in the valuation of Level 3 assets.

98	Wells Fargo & Company

Fair Value Option
The fair value option is an irrevocable election, generally only permitted upon initial recognition of financial assets or liabilities, to measure eligible financial instruments at fair value with changes in fair value reflected in earnings. We may elect the fair value option to align the measurement model with how the financial assets or liabilities are managed or to reduce complexity or accounting asymmetry. Following is a discussion of the portfolios for which we elected the fair value option. For additional information, including the basis for our fair value option elections, see Note 14 (Fair Value Measurements) in our 2025 Form 10-K.

Table 11.7 reflects differences between the fair value carrying amount of the assets and liabilities for which we have elected the fair value option and the contractual aggregate unpaid principal amount at maturity.
Table 11.7: Fair Value Option

	March 31, 2026			December 31, 2025
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Trading assets (1)	$4,421	4,800	(379)	4,882	5,180	(298)
Other assets (1)	911	929	(18)	828	846	(18)
Other liabilities	(317)	—	(317)	(311)	—	(311)
Long-term debt (2)	(9,398)	(10,156)	758	(7,082)	(7,647)	565
(1)Trading assets consists of trading loans and other assets consists of loans held for sale accounted for under the fair value option. Nonaccrual loans and loans 90 days or more past due and still accruing were insignificant at March 31, 2026, and December 31, 2025.
(2)Includes zero coupon notes for which the aggregate unpaid principal amount reflects the contractual principal due at maturity.
Table 11.8 reflects amounts included in earnings related to initial measurement and subsequent changes in fair value, by income statement line item, for assets and liabilities for which the fair value option was elected. Amounts recognized in net interest income are excluded from the table below.
Table 11.8: Gains (Losses) on Changes in Fair Value Included in Earnings

	Quarter ended March 31,
	2026			2025
(in millions)	Mortgage banking noninterest income	Net gains from trading and securities (1)	Other noninterest income	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income
Quarter ended March 31,
Trading assets (1)	$—	(53)	—	—	(3)	—
Other assets (1)	—	—	—	21	—	—
Other liabilities	—	—	(6)	—	—	3
Long-term debt	—	99	—	—	(26)	—
(1)In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities, with corresponding changes to our consolidated statement of income. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
For performing loans, instrument-specific credit risk gains or losses are derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. For trading loans and loans held for sale accounted for under the fair value option, which are included in trading assets and other assets, respectively, on our consolidated balance sheet, instrument-specific credit gains or losses were insignificant for the first quarter of both 2026 and 2025.

For long-term debt, instrument-specific credit risk gains or losses represent the impact of changes in fair value due to changes in our credit spread and are generally derived using observable secondary bond market information. These impacts are recognized within the debit valuation adjustments (DVA) in OCI. See Note 20 (Other Comprehensive Income) for additional information.

Wells Fargo & Company	99

Note 11: Fair Value Measurements (continued)
Disclosures about Fair Value of Financial Instruments
Table 11.9 presents a summary of fair value estimates for financial instruments that are not carried at fair value on a recurring basis. Some financial instruments are excluded from the scope of this table, such as certain insurance contracts, certain nonmarketable equity securities, and leases. This table also excludes assets and liabilities that are not financial instruments such as the value of the long-term relationships with our deposit, credit card and trust customers, MSRs, premises and equipment, goodwill and deferred taxes.
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in Table 11.9. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $613 million and $639 million at March 31, 2026 and December 31, 2025, respectively.

The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.
Table 11.9: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
March 31, 2026
Financial assets
Cash and due from banks (1)	$33,543	33,543	—	—	33,543
Interest-earning deposits with banks (1)	141,241	140,909	332	—	141,241
Federal funds sold and securities borrowed or purchased under resale agreements (1)	215,599	—	215,599	—	215,599
Held-to-maturity debt securities	204,080	2,032	165,988	3,278	171,298
Loans held for sale (2)	3,740	—	3,565	190	3,755
Loans, net (2)	987,622	—	874	960,875	961,749
Equity securities (cost method)	4,955	—	—	5,061	5,061
Total financial assets	$1,590,780	176,484	386,358	969,404	1,532,246
Financial liabilities
Deposits (3)	$189,154	—	100,924	88,102	189,026
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	234,371	—	234,371	—	234,371
Short-term borrowings	32,282	—	32,286	—	32,286
Long-term debt (4)	174,532	—	176,898	1,420	178,318
Total financial liabilities	$630,339	—	544,479	89,522	634,001
December 31, 2025
Financial assets
Cash and due from banks (1)	$39,182	39,182	—	—	39,182
Interest-earning deposits with banks (1)	135,028	134,695	333	—	135,028
Federal funds sold and securities borrowed or purchased under resale agreements (1)	193,929	—	193,929	—	193,929
Held-to-maturity debt securities	208,023	2,051	170,490	3,256	175,797
Loans held for sale	2,618	—	2,418	263	2,681
Loans, net (2)	957,037	—	820	931,108	931,928
Equity securities (cost method)	4,323	—	—	4,415	4,415
Total financial assets	$1,540,140	175,928	367,990	939,042	1,482,960
Financial liabilities
Deposits (3)	$166,686	—	75,728	90,379	166,107
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	232,687	—	232,687	—	232,687
Short-term borrowings	18,323	—	18,331	—	18,331
Long-term debt (4)	167,618	—	172,563	1,390	173,953
Total financial liabilities	$585,314	—	499,309	91,769	591,078
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing in loans and loans held for sale, net of allowance for credit losses, of $15.3 billion and $16.4 billion at March 31, 2026 and December 31, 2025, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.3 trillion at both March 31, 2026 and December 31, 2025.
(4)Excludes obligations under finance leases of $11 million and $12 million at March 31, 2026 and December 31, 2025, respectively.

100	Wells Fargo & Company

Note 12: Securitizations and Variable Interest Entities
Involvement with Variable Interest Entities (VIEs)
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which include corporations, trusts, limited liability companies or partnerships that are established for a limited purpose. SPEs are often formed in connection with securitization transactions whereby financial assets are transferred to an SPE. SPEs formed in connection with securitization transactions are generally considered variable interest entities (VIEs). The VIE may alter the risk profile of the asset by entering into derivative transactions or obtaining credit support, and issues various forms of interests in those assets to investors. When we transfer financial assets from our consolidated balance sheet to a VIE in connection with a securitization, we typically receive cash and sometimes other interests in the VIE as proceeds for the assets we transfer. In certain transactions with VIEs, we may retain the right to service the transferred assets and repurchase the transferred assets if the outstanding balance of the assets falls below the level at which the cost to service the assets exceeds the benefits. In addition, we may purchase the right to service loans transferred to a VIE by a third party.

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

MORTGAGE LOANS SOLD TO GOVERNMENT SPONSORED ENTERPRISES AND TRANSACTIONS WITH GINNIE MAE. In the normal course of business we sell residential and commercial mortgage loans to GSEs. These loans are generally transferred into securitizations sponsored by the GSEs, which provide certain credit guarantees to investors and servicers. We also may transfer mortgage loans into securitization pools pursuant to Government National Mortgage Association (GNMA) guidelines which are insured by the FHA or guaranteed by the VA. Mortgage loans eligible for securitization with the GSEs or GNMA are considered conforming loans. The GSEs or GNMA design the structure of these securitizations, sponsor the involved VIEs, and have power over the activities most significant to the VIE.

We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We may retain servicing rights on the transferred loans. As a servicer, we may retain the option to repurchase loans from certain loan securitizations, which becomes exercisable based on delinquency status such as when three scheduled loan payments are past due. When we have the unilateral option to repurchase a loan, we recognize the loan and a corresponding liability on our balance sheet regardless of our intent to repurchase the loan, and the loans remain pledged to the securitization. At March 31, 2026, and December 31, 2025, we recognized assets and related liabilities of $729 million and $751 million, respectively, where we did not exercise our option to repurchase eligible loans. We repurchased loans of $55 million and $97 million during the first quarter of 2026 and 2025, respectively.

Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties as well as other recourse arrangements. At March 31, 2026, and December 31, 2025, our liability for these repurchase and recourse arrangements was $173 million and $189 million, respectively, and the maximum exposure to loss was $13.9 billion at both March 31, 2026, and December 31, 2025.

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

Table 12.1 presents information about transfers of assets during the periods presented for which we recognized the transfers as sales and have continuing involvement with the transferred assets. In connection with these transfers, we received proceeds and recognized servicing assets and/or securities, as applicable. Each of these interests are initially measured at fair value. Servicing rights are classified as Level 3 measurements, and generally securities are classified as Level 2. Transfers of residential mortgage loans are transactions with the GSEs or

Wells Fargo & Company	101

Note 12: Securitizations and Variable Interest Entities (continued)
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
Table 12.1: Transfers with Continuing Involvement

	2026		2025
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended March 31,
Assets sold	$1,334	2,340	1,882	675
Proceeds from transfer (1)	1,334	2,360	1,882	686
Net gains (losses) on sale	—	20	—	11

Continuing involvement (2):
Servicing rights recognized	$17	18	24	11
Securities and loans recognized (3)	—	44	—	—
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(2)Represents assets or liabilities recognized at securitization settlement date related to our continuing involvement in the transferred assets.
(3)Represents debt securities and loans obtained at securitization settlement held for investment purposes that are classified as available-for-sale securities, held-to-maturity securities, or held for investment loans. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $416 million and $531 million during the quarters ended March 31, 2026 and 2025, respectively.
In the normal course of business, we purchase certain non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We may also provide seller financing in the form of loans. During the quarters ended March 31, 2026 and 2025, we received cash flows of $35 million and $6 million, respectively, for VIEs with continuing involvement, related to principal and interest payments on these securities and loans. These amounts exclude cash flows related to trading activities.

Table 12.2 presents the key weighted-average assumptions we used to initially measure residential MSRs recognized during the periods presented.
Table 12.2: Residential MSRs – Assumptions at Securitization Date

	2026	2025
Quarter ended March 31,
Prepayment rate (1)	12.8%	14.3
Discount rate	9.5	10.4
Cost to service ($ per loan)	$61	62
(1)Includes a blend of prepayment speeds and expected defaults. Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
See Note 11 (Fair Value Measurements) and Note 6 (Mortgage Banking Activities) for additional information on key assumptions for residential MSRs.
RESECURITIZATION ACTIVITIES. We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or guaranteed by GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. During the quarters ended March 31, 2026 and 2025, we transferred trading debt securities of $7.8 billion and $4.9 billion, respectively, to resecuritization VIEs, and retained trading debt securities of $628 million and $575 million, respectively. These amounts are not included in Table 12.1. As of March 31, 2026, and December 31, 2025, we held $1.3 billion and $1.1 billion of trading debt securities, respectively. Total resecuritization VIE assets, to which we sold assets and hold an interest, were $55.5 billion and $52.9 billion at March 31, 2026, and December 31, 2025, respectively.

102	Wells Fargo & Company

Sold or Securitized Loans Serviced for Others
Table 12.3 presents information about loans that we have originated and sold or securitized in which we have ongoing involvement as servicer. For loans sold or securitized where servicing is our only form of continuing involvement, we generally experience a loss only if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts. Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status.
Table 12.3 excludes mortgage loans sold to and held or securitized by GSEs or GNMA of $452.5 billion and $461.8 billion at March 31, 2026, and December 31, 2025, respectively, due to guarantees provided by GSEs and the FHA and VA, which limit our credit risk associated with such securitizations. Delinquent loans and foreclosed assets related to loans sold to and held or securitized by GSEs and GNMA were $1.6 billion and $1.7 billion at March 31, 2026, and December 31, 2025, respectively.
Table 12.3: Sold or Securitized Loans Serviced for Others

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Quarter ended March 31,
(in millions)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	2026	2025
Commercial	$6	6	—	—	—	—
Residential	2,800	3,069	262	287	4	1
Total off-balance sheet sold or securitized loans	$2,806	3,075	262	287	4	1
(1)Includes $13 million of residential foreclosed assets at both March 31, 2026, and December 31, 2025.
Unconsolidated VIEs
MORTGAGE LOAN SECURITIZATIONS. Table 12.4 includes nonconforming mortgage loan securitizations where we originate and transfer the loans to the unconsolidated securitization VIEs that we sponsor. For additional information about these VIEs, see the “Loan Sales and Securitization Activity” section within this Note.

Conforming loan securitization and resecuritization transactions involving the GSEs and GNMA are excluded from Table 12.4 because we are not the sponsor or we do not have power over the activities most significant to the VIEs. Additionally, due to the nature of the guarantees provided by the GSEs and the FHA and VA, our credit risk associated with these VIEs is limited. For additional information about conforming mortgage loan securitizations and resecuritizations, see the “Loan Sales and Securitization Activity” and “Resecuritization Activities” sections within this Note.
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

Wells Fargo & Company	103

Note 12: Securitizations and Variable Interest Entities (continued)
Table 12.4 provides a summary of our exposure to the unconsolidated VIEs described above. We exclude certain transactions with unconsolidated VIEs when our continuing involvement is temporary or administrative in nature or insignificant in size.

In Table 12.4, “Total VIE assets” represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. “Carrying value” is the amount on our consolidated balance sheet related to our involvement with the unconsolidated VIEs.

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

“Maximum exposure to loss” is determined as the carrying value of our investment in the VIEs excluding the unconditional repurchase options that have not been exercised, plus the remaining undrawn liquidity and lending commitments, certain loss sharing obligations associated with loans originated, sold, and serviced under certain GSE programs, the notional amount of net written derivative contracts, and generally the notional amount of, or stressed loss estimate for, other commitments and guarantees. See Note 13 (Guarantees and Other Commitments) for additional information about our guarantees and commitments.

Table 12.4: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	All other assets (1)	Net assets	Guarantees and other commitments (2)
March 31, 2026
Nonconforming mortgage loan securitizations	$2,310	—	274	274	—
Commercial real estate loans	4,986	4,971	15	4,986	—
Other	1,060	—	10	10	—
Total	8,356	4,971	299	5,270	—

Maximum exposure to loss		4,971	299	5,270	997
December 31, 2025
Nonconforming mortgage loan securitizations	$2,585	—	284	284	—
Commercial real estate loans	4,998	4,984	14	4,998	—
Other	1,057	—	12	12	—
Total	8,640	4,984	310	5,294	—

Maximum exposure to loss		4,984	310	5,294	998
(1)All other assets includes trading assets, debt securities, and other assets.
(2)Maximum exposure to loss includes $840 million and $841 million of commercial real estate loan VIE structures at March 31, 2026, and December 31, 2025, respectively.

104	Wells Fargo & Company

INVOLVEMENT WITH TAX CREDIT VIES. In addition to the unconsolidated VIEs in Table 12.4, we may invest in or provide funding to affordable housing, renewable energy or similar projects that are designed to generate a return primarily through the realization of federal income tax credits and other income tax benefits. Our affordable housing investments generate low-income housing tax credits and our renewable energy investments generate either production tax credits, investment tax credits, or both. The projects are typically managed by third-party sponsors who have the power over the VIE’s assets; therefore, we do not consolidate the VIEs. The carrying value of our equity investments in tax credit VIEs was $20.9 billion and $21.2 billion at March 31, 2026, and December 31, 2025, respectively. Additionally, we had loans to tax credit VIEs with a carrying value of $1.8 billion and $2.0 billion at March 31, 2026, and December 31, 2025, respectively.

Our maximum exposure to loss for tax credit VIEs at March 31, 2026, and December 31, 2025, was $30.6 billion and $31.1 billion, respectively. Our maximum exposure to loss included total unfunded equity and lending commitments of $7.8 billion at both March 31, 2026, and December 31, 2025.
Under these commitments, we are required to provide additional financial support during the investment period, at the discretion of project sponsors, or for certain renewable energy investments, on a contingent basis based on the amount of income tax credits earned. For equity investments accounted for using the proportional amortization method, a liability is recognized in accrued expenses and liabilities on our consolidated balance sheet for unfunded commitments that are either legally binding or contingent but probable of funding. The liability recognized for these commitments at March 31, 2026, and December 31, 2025, was $5.6 billion and $5.7 billion, respectively. Substantially all of these commitments are expected to be funded within three years. See Note 13 (Guarantees and Other Commitments) for additional information about unrecognized commitments to purchase equity securities.

Table 12.5 summarizes the impacts to our consolidated statement of income related to our affordable housing and renewable energy equity investments, which are accounted for using either the proportional amortization method or the equity method.
Table 12.5: Income Statement Impacts for Affordable Housing and Renewable Energy Tax Credit Investments

		Quarter ended March 31,
(in millions)		2026	2025
Income (loss) before income tax expense:
Proportional amortization method investments		$56	57
Equity method investments (1)		(34)	(49)
Net income (loss) before income tax expense (2)	(A)	22	8
Income tax expense (benefit):
Proportional amortization of investments		874	708
Income tax credits and other income tax benefits		(1,174)	(956)
Net expense (benefit) recognized within income tax expense	(B)	(300)	(248)
Net income related to affordable housing and renewable energy tax credit investments	(A)-(B)	$322	256
(1)Net losses presented include $140 million and $111 million of income from investment tax credits accounted for using the deferral method during the quarters ended March 31, 2026 and 2025, respectively.
(2)Generally included in other noninterest income on our consolidated statement of income.

Wells Fargo & Company	105

Note 12: Securitizations and Variable Interest Entities (continued)
Consolidated VIEs
We consolidate VIEs where we are the primary beneficiary. We are the primary beneficiary of the following structure types:

CREDIT CARD SECURITIZATIONS. We securitize credit card loans to provide a source of funding. Credit card securitizations involve the transfer of credit card loans to a master trust that issues debt securities to third party investors that are collateralized by the transferred credit card loans. The underlying securitized credit card loans and other assets in the master trust are available only for payment of the debt securities issued by the master trust; they are not available to pay our other obligations. In addition, the investors in the debt securities do not have recourse to the general credit of Wells Fargo.

We consolidate the master trust because, as the servicer of the credit card loans, we have the power to direct the activities that most significantly impact the economic performance and hold variable interests potentially significant to the VIE. We hold a minimum of 5% seller’s interest in the transferred credit card loans and we retain subordinated securities issued by the master trust, which collectively could result in exposure to potentially significant losses or benefits from the master trust. As of March 31, 2026, and December 31, 2025, we held seller’s interest of $3.9 billion and $4.3 billion, respectively, in the transferred credit card loans and $1.5 billion (at par) of subordinated securities issued by the master trust in both periods. Both the seller's interest and the subordinated securities are eliminated in our consolidated financial statements. The transferred credit card loans and debt securities issued to third parties are recognized on our consolidated balance sheet, and classified as loans and long-term debt, respectively.

CORPORATE LOAN STRUCTURES. We consolidate a VIE associated with our customer accommodation trading activities involving derivatives and trading loans. These derivatives provide customers with exposure to the returns of referenced corporate loans, which we may hedge by holding those loans. We fund the VIE to purchase the loans, design and sponsor the entity, control its key decisions, and hold a significant variable interest.

COMMERCIAL FINANCING STRUCTURES. We provide the majority of debt and equity financing to an SPE that engages in commercial lending and leasing to specific vendors, and we service the underlying collateral. We consolidate this VIE as we hold a significant variable interest through our majority equity ownership and debt financing, which exposes us to potentially significant benefits and losses, and we hold the power to direct the activities that most significantly affect the VIE’s economic performance.

Table 12.6 presents a summary of financial assets and liabilities of our consolidated VIEs. The carrying value represents assets and liabilities recognized on our consolidated balance sheet. “Total VIE assets” includes affiliate balances that are eliminated upon consolidation, and therefore in some instances will differ from the carrying value of assets.
On our consolidated balance sheet, we separately disclose (1) the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs, and (2) the consolidated liabilities of certain VIEs for which the VIE creditors do not have recourse to Wells Fargo.
Table 12.6: Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Trading assets	Loans	All other assets	Long-term debt	Accrued expenses and other liabilities
March 31, 2026
Credit card securitizations	$9,468	—	9,274	50	(3,753)	(7)
Corporate loan structures	2,169	2,128	—	37	—	(7)
Commercial financing structures	1,784	—	1,663	121	—	(188)
Total consolidated VIEs	$13,421	2,128	10,937	208	(3,753)	(202)
December 31, 2025
Credit card securitizations	$9,860	—	9,653	50	(3,775)	(7)
Corporate loan structures	2,307	2,271	—	36	—	(6)
Commercial financing structures	1,768	—	1,629	138	—	(193)
Total consolidated VIEs	$13,935	2,271	11,282	224	(3,775)	(206)

106	Wells Fargo & Company

Note 13: Guarantees and Other Commitments
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. For additional descriptions of our guarantees, see Note 16 (Guarantees and Other Commitments) in our 2025 Form 10-K. Table 13.1 shows carrying value and maximum exposure to loss on our guarantees.
Table 13.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
March 31, 2026
Standby letters of credit (1)	$102	15,414	5,306	1,727	13	22,460	7,365
Direct pay letters of credit (1)	4	552	1,953	633	87	3,225	567
Loans and LHFS sold with recourse	90	1,461	3,392	3,609	6,094	14,556	11,123
Exchange and clearing house guarantees (2)	—	125,830	—	—	—	125,830	—
Other guarantees and indemnifications	93	3,489	1,195	1,500	2,829	9,013	903
Total guarantees	$289	146,746	11,846	7,469	9,023	175,084	19,958
December 31, 2025
Standby letters of credit (1)	$98	13,967	6,550	1,814	15	22,346	7,315
Direct pay letters of credit (1)	5	588	1,836	353	88	2,865	488
Loans and LHFS sold with recourse	91	1,362	3,214	3,385	6,378	14,339	10,910
Exchange and clearing house guarantees (2)	—	98,106	—	—	—	98,106	—
Other guarantees and indemnifications	69	4,418	1,521	370	1,663	7,972	979
Total guarantees	$263	118,441	13,121	5,922	8,144	145,628	19,692
(1)Standby and direct pay letters of credit are reported net of syndications and participations.
(2)Substantially all relates to sponsored resale and repurchase activity.
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

For our guarantees in Table 13.1, non-investment grade represents those guarantees on which we have a higher risk of performance under the terms of the guarantee, which is determined based on an external rating or an internal credit grade that is below investment grade.

WRITTEN OPTIONS. We enter into written foreign currency options and over-the-counter written equity put options that are derivative contracts that have the characteristics of a guarantee. The fair value of written options represents our view of the probability that we will be required to perform under the contract. The fair value of these written options was a liability of $190 million and an asset of $101 million at March 31, 2026, and December 31, 2025, respectively. The fair value may be an asset as a result of deferred premiums on certain option trades. The maximum exposure to loss represents the notional value of these derivative contracts. At March 31, 2026, the maximum exposure to loss was $53.3 billion, with $50.3 billion expiring in three years or less compared with $45.4 billion and $42.0 billion, respectively, at December 31, 2025. See Note 10 (Derivatives) for additional information regarding written derivative contracts.

GUARANTEES OF SUBSIDIARIES. The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $2.1 billion and $1.7 billion at March 31, 2026, and December 31, 2025, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

MERCHANT SERVICES. We provide merchants with processing of debit and credit card transactions through payment networks and serve as a card network sponsor for a payment company. In our role as a merchant acquiring bank, we have a potential obligation in connection with disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume processed in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of March 31, 2026, our potential maximum exposure was approximately $374.7 billion, and related losses were insignificant.

Wells Fargo & Company	107

Note 13:  Guarantees and Other Commitments (continued)
OTHER COMMITMENTS. As of March 31, 2026 and December 31, 2025, we had commitments to purchase equity securities of $9.3 billion and $9.2 billion, respectively, which predominantly included Federal Reserve Bank stock and tax credit investments accounted for using the equity method.

We have commitments to enter into resale and securities borrowing agreements as well as repurchase and securities lending agreements with certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments for resale and securities borrowing agreements was $89.0 billion and $34.9 billion as of March 31, 2026, and December 31, 2025, respectively. The amount of our unfunded contractual commitments for repurchase and securities lending agreements was $14.7 billion and $6.8 billion as of March 31, 2026, and December 31, 2025, respectively.

Given the nature of these commitments, they are excluded from Table 3.4 (Unfunded Credit Commitments) in Note 3 (Loans and Related Allowance for Credit Losses).

108	Wells Fargo & Company

Note 14: Securities Financing Activities
We enter into resale and repurchase agreements and securities borrowing and lending agreements (collectively, “securities financing activities”) typically to finance trading assets (including securities and derivatives), acquire securities to cover trading liability positions, accommodate customers’ financing needs, and settle other securities obligations. These activities are conducted through our broker-dealer subsidiaries and, to a lesser extent, through other bank entities. Our securities financing activities predominantly involve high-quality, liquid securities such as U.S. Treasury securities and government agency securities and, to a lesser extent, less liquid securities, including equity securities, corporate bonds and asset-backed securities. We account for these transactions as collateralized financings in which we typically receive or pledge securities as collateral. We believe these financing transactions generally do not have material credit risk given the collateral provided and the related monitoring processes.

OFFSETTING OF SECURITIES FINANCING ACTIVITIES. Table 14.1 presents resale and repurchase agreements subject to master repurchase agreements (MRA) and securities borrowing and lending agreements subject to master securities lending agreements (MSLA). Where legally enforceable, these master netting arrangements give the ability, in the event of default by the counterparty, to liquidate securities held as collateral and to offset receivables and payables with the same counterparty.
Securities financings with the same counterparty are presented net on our consolidated balance sheet, provided certain balance sheet netting criteria are met. The majority of transactions subject to these agreements do not meet those criteria and thus are not eligible for balance sheet netting.

Securities collateral we pledge is not netted on our consolidated balance sheet against the related liability. Securities collateral we receive is not recognized on our consolidated balance sheet. Collateral pledged or received may be increased or decreased over time to maintain certain contractual thresholds, as the assets underlying each arrangement fluctuate in value. For additional information on collateral pledged and received, see Note 15 (Pledged Assets and Collateral). Generally, these agreements require collateral to exceed the asset or liability recognized on the balance sheet. The following table includes the amount of collateral pledged or received related to exposures subject to enforceable MRAs or MSLAs. While these agreements are typically over-collateralized, the disclosure in this table is limited to the reported amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

In addition to the amounts included in Table 14.1, we also have balance sheet netting related to derivatives that is disclosed in Note 10 (Derivatives).
Table 14.1: Offsetting – Securities Financing Activities

(in millions)	Mar 31, 2026	Dec 31, 2025
Assets:
Resale and securities borrowing agreements:
Gross amounts recognized	$361,009	291,236
Gross amounts offset in consolidated balance sheet (1)	(145,414)	(97,368)
Net amounts in consolidated balance sheet (2)	215,595	193,868
Collateral received not recognized in consolidated balance sheet (3)	(214,926)	(192,410)
Net amount (4)	$669	1,458
Liabilities:
Repurchase and securities lending agreements:
Gross amounts recognized	$379,773	330,040
Gross amounts offset in consolidated balance sheet (1)	(145,414)	(97,368)
Net amounts in consolidated balance sheet (5)	234,359	232,672
Collateral pledged but not netted in consolidated balance sheet (6)	(234,285)	(232,618)
Net amount (4)	$74	54
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset within our consolidated balance sheet.
(2)Included in federal funds sold and securities borrowed or purchased under resale agreements on our consolidated balance sheet. Excludes $31.8 billion and $29.0 billion classified on our consolidated balance sheet in loans at March 31, 2026, and December 31, 2025, respectively, which relates to resale agreements involving collateral other than securities as part of our commercial lending business activities.
(3)Represents the fair value of collateral we have received under enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized asset due from each counterparty.
(4)Represents the amount of our exposure (assets) or obligation (liabilities) that is not collateralized and/or is not subject to an enforceable MRA or MSLA.
(5)Included in federal funds purchased and securities loaned or sold under repurchase agreements on our consolidated balance sheet.
(6)Represents the fair value of collateral we have pledged, related to enforceable MRAs or MSLAs, limited in the table above to the amount of the recognized liability owed to each counterparty.

Wells Fargo & Company	109

Note 14: Securities Financing Activities (continued)
REPURCHASE AND SECURITIES LENDING AGREEMENTS. Securities sold under repurchase agreements and securities lending arrangements are effectively short-term collateralized borrowings. In these transactions, we receive cash in exchange for transferring securities as collateral and recognize an obligation to reacquire the securities for cash at the transaction’s maturity. These types of transactions create risks, including (1) the counterparty may fail to return the securities at maturity, (2) the fair value of the securities transferred may decline below the amount of our obligation to reacquire the securities, and therefore create an obligation for us to pledge additional amounts, and (3) the counterparty may accelerate the maturity on demand, requiring us to reacquire the security prior to contractual maturity. We attempt to mitigate these risks in various ways. Our collateral predominantly consists of highly liquid securities. In addition, we underwrite and monitor the financial strength of our counterparties, monitor the fair value of collateral pledged relative to contractually required repurchase amounts, and monitor that our collateral is properly returned through the clearing and settlement process in advance of our cash repayment. Table 14.2 provides the gross amounts recognized on our consolidated balance sheet (before the effects of offsetting) of our liabilities for repurchase and securities lending agreements disaggregated by underlying collateral type.
Table 14.2: Gross Obligations by Underlying Collateral Type

(in millions)	Mar 31, 2026	Dec 31, 2025
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$229,028	176,386
Federal agency mortgage-backed securities	114,105	118,503
Non-agency mortgage-backed securities	3,435	3,266
Corporate debt securities	14,854	13,567
Asset-backed securities	4,148	4,705
Equity securities	2,367	2,809
Other	3,108	3,246
Total repurchases	371,045	322,482
Securities lending arrangements:
Corporate debt securities	2,845	1,735
Equity securities	5,667	5,700
Other	216	123
Total securities lending	8,728	7,558
Total repurchases and securities lending	$379,773	330,040
Table 14.3 provides the contractual maturities of our gross obligations under repurchase and securities lending agreements. Securities lending is often executed under agreements that allow either party to terminate the transaction without notice, while repurchase agreements typically have a term structure that matures at a point in time. The overnight agreements require an election by both parties to roll the trade, while continuous agreements require an election by either party to terminate the agreement.
Table 14.3: Contractual Maturities of Gross Obligations

(in millions)	Repurchase agreements	Securities lending agreements
March 31, 2026
Overnight/continuous	$227,372	5,077
Up to 30 days	89,910	—
30-90 days	29,348	—
>90 days	24,415	3,651
Total gross obligation	$371,045	8,728
December 31, 2025
Overnight/continuous	$200,118	3,907
Up to 30 days	74,120	—
30-90 days	28,270	—
>90 days	19,974	3,651
Total gross obligation	$322,482	7,558

110	Wells Fargo & Company

Note 15: Pledged Assets and Collateral
Pledged Assets
We pledge financial assets that we own to counterparties for the collateralization of securities and other collateralized financing activities, to secure trust and public deposits, and to collateralize derivative contracts. See Note 14 (Securities Financing Activities) for additional information on securities financing activities. As part of our liquidity management strategy, we may also pledge assets to secure borrowings and letters of credit from Federal Home Loan Banks (FHLBs), to maintain potential borrowing capacity with FHLBs and at the discount window of the Board of Governors of the Federal Reserve System (FRB), and for other purposes as required or permitted by law or insurance statutory requirements. The collateral that we pledge may include our own collateral as well as collateral that we have received from third parties and have the right to repledge.

Table 15.1 provides the carrying values of assets recognized on our consolidated balance sheet that we have pledged to third parties. Assets pledged in transactions where our counterparty has the right to sell or repledge those assets are presented parenthetically on our consolidated balance sheet.

VIE RELATED. We also pledge assets in connection with various types of transactions entered into with VIEs, which are excluded from Table 15.1. These pledged assets can only be used to settle the liabilities of those entities. We also have loans recognized on our consolidated balance sheet which represent certain delinquent loans that are eligible for repurchase from GNMA loan securitizations. See Note 12 (Securitizations and Variable Interest Entities) for additional information on consolidated and unconsolidated VIE assets.
Table 15.1: Pledged Assets

(in millions)	Mar 31, 2026	Dec 31, 2025
Pledged to counterparties that had the right to sell or repledge:
Trading assets	$149,500	145,519
Available-for-sale debt securities	—	563
Loans	1,136	1,161
Total assets pledged to counterparties that had the right to sell or repledge	150,636	147,243
Pledged to counterparties that did not have the right to sell or repledge:
Trading assets	6,574	6,953
Available-for-sale debt securities	158,729	150,765
Held-to-maturity debt securities	187,826	189,730
Loans	585,044	524,290
All other assets	947	1,183
Total assets pledged to counterparties that did not have the right to sell or repledge	939,120	872,921
Total pledged assets	$1,089,756	1,020,164
Collateral Accepted
We receive financial assets as collateral that we are permitted to sell or repledge. This collateral is obtained in connection with securities purchased under resale agreements and securities borrowing transactions, customer margin loans, and derivative contracts. We may use this collateral in connection with securities sold under repurchase agreements and securities lending transactions, derivative contracts, and short sales. At March 31, 2026, and December 31, 2025, the fair value of this collateral received that we have the right to sell or repledge was $541.2 billion and $469.2 billion, respectively, of which $384.3 billion and $309.3 billion, respectively, were sold or repledged.

Wells Fargo & Company	111

Note 16: Operating Segments
Our management reporting is organized into four reportable operating segments: Consumer Banking and Lending; Commercial Banking; Corporate and Investment Banking; and Wealth and Investment Management. All other business activities that are not included in the reportable operating segments have been included in Corporate. We define our reportable operating segments based on the product or service provided and the type of customer served, and their results are based on our management reporting process. The management reporting process measures the performance of the reportable operating segments based on the Company’s management structure, and the results are regularly reviewed with our Chief Executive Officer (CEO) and relevant senior management. Our CEO is the chief operating decision maker (CODM) and reviews actual and forecasted operating segment net income for assessing performance and deciding how to allocate resources. The management reporting process is based on U.S. GAAP and includes specific adjustments, such as funds transfer pricing for asset/liability management, shared revenue and expenses, and taxable-equivalent adjustments to consistently reflect income from taxable and tax-exempt sources, which allows management to assess performance consistently across the operating segments.

In first quarter 2026, we moved the revenue, noninterest expense, loans, and deposits associated with clients who receive wealth management and financial planning services in our consumer bank branches from the Wealth and Investment Management operating segment to Consumer, Small and Business Banking in the Consumer Banking and Lending operating segment. Prior period balances have been revised to conform with the current period presentation.

Consumer Banking and Lending offers diversified financial products and services for consumers and small businesses. These financial products and services include checking and savings accounts, credit and debit cards as well as home, auto, personal, and small business lending. We also provide personalized wealth management and financial planning services through our branch channel.

Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management.

Corporate and Investment Banking delivers a suite of capital markets, banking, and financial products and services to corporate, commercial real estate, government and institutional clients globally. Products and services include corporate banking, investment banking, treasury management, commercial real estate lending and capital markets, equity and fixed income solutions as well as sales, trading, and research capabilities.

Wealth and Investment Management provides personalized wealth management, brokerage, financial planning, lending, trust and fiduciary products and services to affluent, high-net worth and ultra-high-net worth clients. We operate through financial advisors in our brokerage and wealth offices, independent offices, and digitally through WellsTrade® and Intuitive Investor®.
Corporate includes corporate treasury and enterprise functions, net of expense allocations, in support of the reportable operating segments (including funds transfer pricing, capital, and liquidity), as well as our investment portfolio and venture capital investments. Corporate also includes results for previously divested businesses.

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

Table 16.1 includes the allocated expenses from Corporate to the reportable operating segments within the relevant personnel and nonpersonnel expense lines. Personnel expense is a significant expense for our reportable operating segments. Nonpersonnel expense includes other expense categories that are consistent with those presented on our consolidated statement of income, such as technology, telecommunications and equipment expense, occupancy expense, and professional and outside services expense.

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

112	Wells Fargo & Company

Table 16.1 presents our results by operating segment.

Table 16.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended March 31, 2026
Net interest income (2)	$7,551	1,988	2,184	905	(460)	(72)	12,096
Noninterest income	2,447	1,132	3,094	2,970	228	(521)	9,350
Total revenue	9,998	3,120	5,278	3,875	(232)	(593)	21,446
Provision for credit losses	818	150	175	(10)	2	—	1,135
Personnel expense	3,991	1,074	1,800	2,697	31	—	9,593
Nonpersonnel expense	2,598	534	892	565	148	—	4,737
Total noninterest expense	6,589	1,608	2,692	3,262	179	—	14,330
Income (loss) before income tax expense (benefit)	2,591	1,362	2,411	623	(413)	(593)	5,981
Income tax expense (benefit)	650	343	602	155	(466)	(593)	691
Net income before noncontrolling interests	1,941	1,019	1,809	468	53	—	5,290
Less: Net income from noncontrolling interests	—	2	—	—	35	—	37
Net income	$1,941	1,017	1,809	468	18	—	5,253
Quarter ended March 31, 2025
Net interest income (2)	$7,039	1,977	1,790	730	36	(77)	11,495
Noninterest income	2,344	948	3,274	2,674	(213)	(373)	8,654
Total revenue	9,383	2,925	5,064	3,404	(177)	(450)	20,149
Provision for credit losses	739	187	—	11	(5)	—	932
Personnel expense	4,030	1,139	1,708	2,481	116	—	9,474
Nonpersonnel expense	2,312	531	768	465	341	—	4,417
Total noninterest expense	6,342	1,670	2,476	2,946	457	—	13,891
Income (loss) before income tax expense (benefit)	2,302	1,068	2,588	447	(629)	(450)	5,326
Income tax expense (benefit)	570	272	647	98	(615)	(450)	522
Net income (loss) before noncontrolling interests	1,732	796	1,941	349	(14)	—	4,804
Less: Net income (loss) from noncontrolling interests	—	2	—	—	(92)	—	(90)
Net income	$1,732	794	1,941	349	78	—	4,894
Quarter ended March 31, 2026
Loans (average)	$335,265	229,060	342,315	88,386	999	—	996,025
Assets (average)	369,371	252,803	801,973	94,379	649,698	—	2,168,224
Deposits (average)	816,621	185,897	214,345	112,098	86,073	—	1,415,034

Loans (period-end)	336,560	236,577	353,151	89,537	962	—	1,016,787
Assets (period-end)	373,989	261,252	805,350	95,425	669,736	—	2,205,752
Deposits (period-end)	840,556	189,802	214,501	113,659	96,421	—	1,454,939
Quarter ended March 31, 2025
Loans (average)	$321,464	223,804	277,287	80,930	4,697	—	908,182
Assets (average)	356,888	246,604	611,037	86,793	618,339	—	1,919,661
Deposits (average)	799,882	182,859	203,914	102,097	50,576	—	1,339,328

Loans (period-end)	319,462	228,266	280,664	80,955	4,495	—	913,842
Assets (period-end)	357,299	252,759	632,478	86,330	621,445	—	1,950,311
Deposits (period-end)	821,261	181,469	209,200	102,162	47,636	—	1,361,728
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

Wells Fargo & Company	113

Note 17: Revenue and Expenses
Revenue
Our revenue includes net interest income on financial instruments and noninterest income. Table 17.1 presents our revenue by operating segment. For additional description of our operating segments, including additional financial information and information related to the management reporting process, see Note 16 (Operating Segments). For a description of our revenue from contracts with customers, see Note 20 (Revenue and Expenses) in our 2025 Form 10-K.
Table 17.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended March 31, 2026
Net interest income	$7,551	1,988	2,184	905	(460)	(72)	12,096
Noninterest income:
Deposit-related fees	720	319	274	7	(1)	—	1,319
Lending-related fees	22	150	217	4	—	—	393
Investment advisory and other asset-based fees (2)	264	18	39	2,503	—	—	2,824
Commissions and brokerage services fees	115	—	115	438	(1)	—	667
Investment banking fees	(1)	15	844	—	(62)	—	796
Card fees:
Interchange and merchant services fees (3)	894	55	16	1	2	—	968
Other card fees	170	—	—	—	—	—	170
Total card fees	1,064	55	16	1	2	—	1,138
Mortgage banking (4)	163	—	41	(3)	—	—	201
Net gains (losses) from trading activities	—	—	1,382	20	(51)	—	1,351
Net gains (losses) from debt securities (4)	—	1	—	—	(1)	—	—
Net gains from equity securities (4)	—	51	14	—	107	—	172
Other (4)	100	523	152	—	235	(521)	489
Total noninterest income	2,447	1,132	3,094	2,970	228	(521)	9,350
Total revenue	$9,998	3,120	5,278	3,875	(232)	(593)	21,446
Quarter ended March 31, 2025
Net interest income	$7,039	1,977	1,790	730	36	(77)	11,495
Noninterest income:
Deposit-related fees	651	335	275	7	1	—	1,269
Lending-related fees	16	136	201	11	—	—	364
Investment advisory and other asset-based fees (2)	240	21	41	2,234	—	—	2,536
Commissions and brokerage services fees	113	—	104	421	—	—	638
Investment banking fees	—	29	765	—	(19)	—	775
Card fees:
Interchange and merchant services fees (3)	854	49	14	1	1	—	919
Other card fees	124	—	—	—	1	—	125
Total card fees	978	49	14	1	2	—	1,044
Mortgage banking (4)	222	—	114	(4)	—	—	332
Net gains (losses) from trading activities	—	—	1,358	27	(1)	—	1,384
Net losses from debt securities (4)	—	2	—	—	(149)	—	(147)
Net gains (losses) from equity securities (4)	(7)	(5)	31	(12)	(350)	—	(343)
Other (4)	131	381	371	(11)	303	(373)	802
Total noninterest income	2,344	948	3,274	2,674	(213)	(373)	8,654
Total revenue	$9,383	2,925	5,064	3,404	(177)	(450)	20,149
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
(2)We earned trailing commissions of $244 million and $233 million for the quarters ended March 31, 2026 and 2025, respectively.
(3)The cost of credit card rewards and rebates of $784 million and $667 million for the quarters ended March 31, 2026 and 2025, respectively, are presented net against the related revenue.
(4)For additional information on these revenue types, see Note 6 (Mortgage Banking Activities), Note 2 (Available-for-Sale and Held-to-Maturity Debt Securities), Note 4 (Equity Securities), and Note 7 (Leasing Activity).

114	Wells Fargo & Company

NET GAINS (LOSSES) FROM TRADING ACTIVITIES. Table 17.2 provides the noninterest income associated with trading assets and liabilities. The table excludes revenue from securities purchased under resale agreements and expense from securities sold or loaned under agreements to repurchase in our Corporate and Investment Banking (CIB) Markets business.

Table 17.2: Net Gains (Losses) from Trading Activities, by Risk Type (1)

	Quarter ended March 31,
(in millions)	2026	2025
Interest rate	$564	1,319
Commodity (2)	260	232
Equity	448	341
Foreign exchange	92	(683)
Credit	(13)	175
Total net gains from trading activities	$1,351	1,384
(1)Includes gains (losses) on portfolio level derivative valuation adjustments, as well as remeasurement gains (losses) on foreign currency-denominated assets and liabilities, including related hedges.
(2)See Note 10 (Derivatives) for additional information. Also includes gains (losses) on structured debt portfolios where we have elected the fair value option. See Note 11 (Fair Value Measurements) for additional information. In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities. In connection with these changes, we reclassified the gains (losses) related to our physical commodities inventory, including the related hedging impacts, from other noninterest income to net gains from trading activities. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
Expenses
OTHER EXPENSE. The amounts presented in Table 17.3 are included in other noninterest expense on our consolidated statement of income.

Table 17.3: Other Expense

	Quarter ended March 31,
(in millions)	2026	2025
Regulatory charges and assessments (1)	$310	303
Legal actions (2)	63	(19)
Other operating losses (3)	160	152
(1)Regulatory charges and assessments predominantly consists of Federal Deposit Insurance Corporation (FDIC) deposit assessment expense.
(2)Legal actions includes expenses related to litigation and regulatory matters. For additional information on legal actions, see Note 9 (Legal Actions).
(3)Includes fraud losses for credit card and deposit accounts, and deposit overdraft losses.
Expenses for legal actions may have significant variability given their inherent and unpredictable nature. The timing and determination of the amount of any associated expenses for these matters depends on a variety of factors, some of which are outside of our control.

Wells Fargo & Company	115

Note 18: Employee Benefits
Pension and Postretirement Plans
We sponsor a frozen noncontributory qualified defined benefit retirement plan, the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of Wells Fargo. The Cash Balance Plan was frozen on July 1, 2009, and no new benefits accrue after that date. For additional information on our pension and postretirement plans, including plan assumptions, investment strategy and asset allocation, projected benefit payments, and valuation methodologies used for assets measured at fair value, see Note 1 (Summary of Significant Accounting Policies) and Note 21 (Employee Benefits) in our 2025 Form 10-K.

Table 18.1 presents the components of net periodic benefit cost. Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on our consolidated statement of income.
Table 18.1: Net Periodic Benefit Cost

	2026			2025
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended March 31,
Service cost	$9	—	—	8	—	—
Interest cost	88	4	3	98	4	3
Expected return on plan assets	(118)	—	(7)	(123)	—	(7)
Amortization of net actuarial loss (gain)	31	1	(6)	33	1	(6)
Amortization of prior service credit	—	—	(2)	—	—	(3)
Net periodic benefit cost	$10	5	(12)	16	5	(13)

116	Wells Fargo & Company

Note 19: Earnings and Dividends Per Common Share
Table 19.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

Table 19.1: Earnings Per Common Share Calculations

	Quarter ended March 31,
(in millions, except per share amounts)	2026	2025
Wells Fargo net income	$5,253	4,894
Less: Preferred stock dividends and other (1)	253	278
Wells Fargo net income applicable to common stock (numerator)	$5,000	4,616
Earnings per common share
Average common shares outstanding (denominator)	3,080.0	3,280.4
Per share	$1.62	1.41
Diluted earnings per common share
Average common shares outstanding	3,080.0	3,280.4
Add: Stock-based compensation awards (2)	37.7	41.2
Diluted average common shares outstanding (denominator)	3,117.7	3,321.6
Per share	$1.60	1.39
(1)Includes costs associated with any preferred stock redemption.
(2)Stock-based compensation may include restricted share rights, performance share awards, and stock options. Dilution effect calculated using the treasury stock method.
Table 19.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 19.2: Outstanding Anti-Dilutive Securities

	Weighted-average shares
	Quarter ended March 31,
(in millions)	2026	2025
Convertible Preferred Stock, Series L (1)	25.3	25.3
Stock-based compensation awards (2)	1.2	0.2
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 19.3 presents dividends declared per common share.
Table 19.3: Dividends Declared Per Common Share

	Quarter ended March 31,
	2026	2025
Per common share	$0.45	0.40

Wells Fargo & Company	117

Note 20: Other Comprehensive Income
Table 20.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects. Income tax effects are reclassified from accumulated OCI to net income in the same period as the related pre-tax amount.
Table 20.1: Summary of Other Comprehensive Income

	Quarter ended March 31,
	2026			2025
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$(1,281)	317	(964)	2,256	(556)	1,700
Reclassification of net (gains) losses to net income	108	(27)	81	(29)	7	(22)
Net change	(1,173)	290	(883)	2,227	(549)	1,678
Derivatives and hedging activities:
Fair value hedges:
Change in fair value of excluded components (1)	12	(3)	9	7	(2)	5
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(557)	137	(420)	444	(110)	334
Reclassification of net (gains) losses to net income	80	(19)	61	142	(35)	107
Net change	(465)	115	(350)	593	(147)	446
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	—	—	—	—
Reclassification of amounts to noninterest expense (2)	24	(5)	19	25	(5)	20
Net change	24	(5)	19	25	(5)	20
Debit valuation adjustments (DVA) and other:
Net unrealized gains (losses) arising during the period	68	(17)	51	11	(3)	8
Reclassification of net (gains) losses to net income	—	—	—	—	—	—
Net change	68	(17)	51	11	(3)	8
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(85)	(1)	(86)	27	—	27
Reclassification of net (gains) losses to net income	—	—	—	—	—	—
Net change	(85)	(1)	(86)	27	—	27
Other comprehensive income (loss)	$(1,631)	382	(1,249)	2,883	(704)	2,179
Less: Other comprehensive income from noncontrolling interests, net of tax			—			1
Wells Fargo other comprehensive income (loss), net of tax			$(1,249)			2,178
(1)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recognized in OCI.
(2)These items are included in the computation of net periodic benefit cost. See Note 18 (Employee Benefits) for additional information.

118	Wells Fargo & Company

Table 20.2 provides the accumulated OCI balance activity net of tax.

Table 20.2: Accumulated OCI Balances

(in millions)	Debt securities (1)	Fair value hedges (2)	Cash flow hedges (3)	Defined benefit plans adjustments	Debit valuation adjustments (DVA) and other	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended March 31, 2026
Balance, beginning of period	$(4,388)	(30)	(150)	(1,596)	(108)	(401)	(6,673)
Net unrealized gains (losses) arising during the period	(964)	9	(420)	—	51	(86)	(1,410)
Amounts reclassified from accumulated other comprehensive income	81	—	61	19	—	—	161
Net change	(883)	9	(359)	19	51	(86)	(1,249)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(5,271)	(21)	(509)	(1,577)	(57)	(487)	(7,922)
Quarter ended March 31, 2025
Balance, beginning of period	$(8,856)	(46)	(1,071)	(1,673)	(46)	(484)	(12,176)
Net unrealized gains arising during the period	1,700	5	334	—	8	27	2,074
Amounts reclassified from accumulated other comprehensive income (loss)	(22)	—	107	20	—	—	105
Net change	1,678	5	441	20	8	27	2,179
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	1	1
Balance, end of period	$(7,178)	(41)	(630)	(1,653)	(38)	(458)	(9,998)
(1)At March 31, 2026 and 2025, accumulated other comprehensive loss includes unamortized after-tax unrealized losses of $2.6 billion and $3.0 billion, respectively, associated with the transfer of securities from AFS to HTM. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.
(2)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(3)Substantially all of the amounts for cash flow hedges are interest rate contracts.

Wells Fargo & Company	119

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
Table 21.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	Mar 31, 2026		Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026		Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
Regulatory capital:
Common Equity Tier 1	$135,442		137,346	135,442	137,346	151,450		151,833	151,450	151,833
Tier 1	150,430		153,567	150,430	153,567	151,450		151,833	151,450	151,833
Total	181,754		184,682	171,741	174,617	169,159		169,520	158,658	158,966
Assets:
Risk-weighted assets	1,315,968		1,294,609	1,121,045	1,112,533	1,203,547		1,184,912	943,876	940,876
Adjusted average assets (1)	2,139,900		2,052,117	2,139,900	2,052,117	1,802,901		1,746,906	1,802,901	1,746,906
Regulatory capital ratios:
Common Equity Tier 1 capital	10.29%	*	10.61	12.08	12.35	12.58	*	12.81	16.05	16.14
Tier 1 capital	11.43	*	11.86	13.42	13.80	12.58	*	12.81	16.05	16.14
Total capital	13.81	*	14.27	15.32	15.70	14.06	*	14.31	16.81	16.90
Required minimum capital ratios:
Common Equity Tier 1 capital	8.50		8.50	8.50	8.50	7.00		7.00	7.00	7.00
Tier 1 capital	10.00		10.00	10.00	10.00	8.50		8.50	8.50	8.50
Total capital	12.00		12.00	12.00	12.00	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	March 31, 2026			December 31, 2025		March 31, 2026			December 31, 2025
Regulatory leverage:
Total leverage exposure (2)	$2,569,772			2,466,623		2,213,313			2,141,519
Supplementary leverage ratio (2)	5.85%			6.23		6.84			7.09
Tier 1 leverage ratio (1)	7.03			7.48		8.40			8.69
Required minimum leverage:
Supplementary leverage ratio	3.50			5.00		3.50			6.00
Tier 1 leverage ratio	4.00			4.00		5.00			5.00
*Denotes the binding framework, which is the lower of the Standardized and Advanced Approaches, at March 31, 2026.
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
At March 31, 2026, the Common Equity Tier 1 (CET1), Tier 1 and Total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50% and a countercyclical buffer of 0.00%. In addition, these ratios included a stress capital buffer of 2.50% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The Company is required to maintain these risk-based capital ratios and to maintain a supplementary leverage ratio (SLR) that included a supplementary leverage buffer of 0.50% to avoid restrictions on capital distributions and discretionary bonus payments. The CET1, Tier 1 and Total capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced
Approaches. The G-SIB surcharge and countercyclical buffer are not applicable to the Bank. At March 31, 2026, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.
Capital Planning Requirements
The FRB’s capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain large bank holding companies (BHCs), including Wells Fargo.

120	Wells Fargo & Company

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

For additional information on loan and dividend restrictions, see Note 25 (Regulatory Capital Requirements and Other Restrictions) in our 2025 Form 10-K.
Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 21.2 provides a summary of restrictions on cash and cash equivalents.
Table 21.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Mar 31, 2026	Dec 31, 2025
Reserve balance for non-U.S. central banks	$255	259
Segregated for benefit of brokerage customers under federal and other brokerage regulations	1,139	1,085

Wells Fargo & Company	121

Glossary of Acronyms

ACL	Allowance for credit losses	HQLA	High-quality liquid assets
AFS	Available-for-sale	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income	LCR	Liquidity coverage ratio
ARM	Adjustable-rate mortgage	LHFS	Loans held for sale
ASU	Accounting Standards Update	LOCOM	Lower of cost or fair value
BCBS	Basel Committee on Banking Supervision	LTV	Loan-to-value
BHC	Bank holding company	MBS	Mortgage-backed securities
CCAR	Comprehensive Capital Analysis and Review	MSR	Mortgage servicing right
CD	Certificate of deposit	NAV	Net asset value
CET1	Common Equity Tier 1	NPA	Nonperforming asset
CLO	Collateralized loan obligation	NSFR	Net stable funding ratio
CRE	Commercial real estate	OCC	Office of the Comptroller of the Currency
CVA	Credit valuation adjustment	OCI	Other comprehensive income
DPD	Days past due	OTC	Over-the-counter
DVA	Debit valuation adjustment	ROA	Return on average assets
FASB	Financial Accounting Standards Board	ROE	Return on average equity
FDIC	Federal Deposit Insurance Corporation	ROTCE	Return on average tangible common equity
FHA	Federal Housing Administration	RWAs	Risk-weighted assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	S&P	Standard & Poor’s Global Ratings
FICO	Fair Isaac Corporation (credit rating)	SLR	Supplementary leverage ratio
FNMA	Federal National Mortgage Association	SOFR	Secured Overnight Financing Rate
FRB	Board of Governors of the Federal Reserve System	SPE	Special purpose entity
FVA	Funding valuation adjustment	TLAC	Total Loss Absorbing Capacity
GAAP	Generally accepted accounting principles	VA	Department of Veterans Affairs
GNMA	Government National Mortgage Association	VaR	Value-at-Risk
GSE	Government-sponsored enterprise	VIE	Variable interest entity
G-SIB	Global systemically important bank	WIM	Wealth and Investment Management

122	Wells Fargo & Company

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Information in response to this item can be found in Note 9 (Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.
Item 1A.    Risk Factors

Information in response to this item can be found under the “Financial Review – Risk Factors” section in this Report which information is incorporated by reference into this item.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2026.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Approximate dollar value of shares that may yet be repurchased under the authorization (in millions)
January	18,000,000	$88.26	$28,169
February	16,111,427	87.60	26,758
March	12,194,777	82.00	25,758
Total	46,306,204
(1)All shares were repurchased under an authorization covering up to $40 billion of common stock approved by the Board of Directors (Board) and publicly announced by the Company on April 29, 2025. Unless modified or revoked by the Board, this authorization does not expire.

Item 5.    Other Information

Trading Plans
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Wells Fargo & Company	123

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 31, 2025.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

124	Wells Fargo & Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS FARGO & COMPANY
(Registrant)

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: April 29, 2026

Wells Fargo & Company	125