Form 10-Q
period 2026-06-30
WELLS FARGO & COMPANY/MN
filed 2026-07-28
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 17, 2026
Common stock, $1-2/3 par value	3,023,999,336

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data
	Quarter ended			Jun 30, 2026 % Change from		Six months ended
($ in millions, except ratios and per share amounts)	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	Mar 31, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025	% Change
Selected Income Statement Data
Total revenue	$22,622	21,446	20,822	5%	9	$44,068	40,971	8%
Noninterest expense	13,661	14,330	13,379	(5)	2	27,991	27,270	3
Pre-tax pre-provision profit (PTPP) (1)	8,961	7,116	7,443	26	20	16,077	13,701	17
Provision for credit losses (2)	914	1,135	1,005	(19)	(9)	2,049	1,937	6
Wells Fargo net income	6,407	5,253	5,494	22	17	11,660	10,388	12
Wells Fargo net income applicable to common stock	6,160	5,000	5,214	23	18	11,160	9,830	14
Common Share Data
Diluted earnings per common share	2.00	1.60	1.60	25	25	3.60	2.98	21
Dividends declared per common share	0.45	0.45	0.40	—	13	0.90	0.80	13
Common shares outstanding	3,028.5	3,064.3	3,220.4	(1)	(6)
Average common shares outstanding	3,044.0	3,080.0	3,232.7	(1)	(6)	3,061.9	3,256.4	(6)
Diluted average common shares outstanding	3,074.6	3,117.7	3,267.0	(1)	(6)	3,096.0	3,294.2	(6)
Book value per common share (3)	$54.48	53.25	51.13	2	7
Tangible book value per common share (3)(4)	46.13	44.98	43.18	3	7
Selected Equity Data (period-end)
Total equity	182,323	180,313	182,954	1	—
Common stockholders’ equity	164,981	163,188	164,644	1	—
Tangible common equity (4)	139,703	137,817	139,057	1	—
Performance Ratios
Return on average assets (ROA) (5)	1.15%	0.98	1.14			1.07%	1.09
Return on average equity (ROE) (6)	15.0	12.2	12.8			13.6	12.2
Return on average tangible common equity (ROTCE) (4)	17.7	14.5	15.2			16.1	14.4
Efficiency ratio (7)	60	67	64			64	67
Net interest margin on a taxable-equivalent basis	2.43	2.47	2.68			2.45	2.67
Selected Balance Sheet Data (average)
Loans	$1,026,479	996,025	916,719	3	12	$1,011,336	912,474	11
Assets	2,227,923	2,168,224	1,933,371	3	15	2,198,238	1,926,554	14
Deposits	1,465,600	1,415,034	1,331,651	4	10	1,440,457	1,335,469	8
Selected Balance Sheet Data (period-end)
Available-for-sale and held-to-maturity debt securities	448,899	426,953	406,362	5	10
Loans	1,031,115	1,016,787	924,418	1	12
Allowance for credit losses for loans	14,407	14,374	14,568	—	(1)
Assets	2,282,201	2,205,752	1,981,269	3	15
Deposits	1,501,405	1,454,939	1,340,703	3	12

Headcount (#) (period-end)	197,466	200,999	212,804	(2)	(7)
Capital and Other Metrics
Risk-based capital ratios and components (8):
Standardized Approach:
Common Equity Tier 1 (CET1)	10.26%	10.29	11.13
Tier 1 capital	11.38	11.43	12.45
Total capital	13.72	13.81	15.02
Risk-weighted assets (RWAs) (in billions)	$1,342.3	1,316.0	1,225.9	2	9
Advanced Approach:
Common Equity Tier 1 (CET1)	12.08%	12.08	12.75
Tier 1 capital	13.40	13.42	14.26
Total capital	15.28	15.32	16.24
Risk-weighted assets (RWAs) (in billions)	$1,140.2	1,121.0	1,070.4	2	7
Tier 1 leverage ratio	6.94%	7.03	8.01
Supplementary Leverage Ratio (SLR)	5.78	5.85	6.67
Total Loss Absorbing Capacity (TLAC) Ratio (9)	22.81	22.98	24.42
Liquidity Coverage Ratio (LCR) (10)	119	120	121
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

Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $2.3 trillion in assets. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and
Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 38 on Fortune’s 2026 rankings of America’s largest corporations. We ranked fourth in assets and fifth in the market value of our common stock among all U.S. banks at June 30, 2026.

Financial Performance

Consolidated Financial Highlights
	Quarter ended Jun 30,				Six months ended Jun 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selected income statement data
Net interest income	$12,317	11,708	609	5%	$24,413	23,203	1,210	5%
Noninterest income	10,305	9,114	1,191	13	19,655	17,768	1,887	11
Total revenue	22,622	20,822	1,800	9	44,068	40,971	3,097	8
Net charge-offs	883	997	(114)	(11)	1,989	2,006	(17)	(1)
Change in the allowance for credit losses	31	8	23	288	60	(69)	129	187
Provision for credit losses (1)	914	1,005	(91)	(9)	2,049	1,937	112	6
Noninterest expense	13,661	13,379	282	2	27,991	27,270	721	3
Income tax expense	1,402	916	486	53	2,093	1,438	655	46
Wells Fargo net income	6,407	5,494	913	17	11,660	10,388	1,272	12
Wells Fargo net income applicable to common stock	6,160	5,214	946	18	11,160	9,830	1,330	14
(1)Includes provision for credit losses for loans, debt securities, and other financial assets.
In second quarter 2026, we generated $6.4 billion of net income and diluted earnings per common share (EPS) of $2.00, compared with $5.5 billion of net income and diluted EPS of $1.60 in the same period a year ago. In the first half of 2026, we generated $11.7 billion of net income and diluted EPS of $3.60, compared with $10.4 billion of net income and diluted EPS of $2.98 in the same period a year ago. Financial performance for the second quarter and first half of 2026, compared with the same periods a year ago, included the following:
•total revenue increased due to higher noninterest income and higher net interest income;
•noninterest expense increased due to higher technology, telecommunications and equipment expense, advertising and promotion expense, and personnel expense, partially offset by lower other noninterest expense;
•average loans increased due to growth in our commercial and industrial portfolio; and
•average deposits increased driven by growth in interest-bearing deposits.
Capital and Liquidity
We maintained a strong capital and liquidity position in the first half of 2026, which included the following:
•our Common Equity Tier 1 (CET1) ratio was 10.26% under the Standardized Approach (our binding framework), which continued to exceed the regulatory minimum and buffers of 8.50%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 22.81%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 119%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.

Wells Fargo & Company	3

Overview (continued)

Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $14.4 billion at June 30, 2026, increased $70 million from December 31, 2025.
•Our provision for credit losses for loans was $2.1 billion in the first half of 2026, compared with $1.9 billion in the same period a year ago, and included an increase in the allowance reflecting a higher allowance for commercial and industrial and auto loans driven by higher loan balances, partially offset by a lower allowance for commercial real estate loans.
•The allowance coverage for total loans was 1.40% at June 30, 2026, compared with 1.45% at December 31, 2025, reflecting a decrease in the allowance for our commercial real estate portfolio driven by improved credit performance.
•Commercial portfolio net loan charge-offs were $156 million, or 10 basis points of average commercial loans, in second quarter 2026, compared with net loan charge-offs of $247 million, or 18 basis points, in the same period a year ago, driven by lower losses in our commercial and industrial and commercial real estate portfolios.
•Consumer portfolio net loan charge-offs were $720 million, or 74 basis points of average consumer loans, in second quarter 2026, compared with net loan charge-offs of $750 million, or 81 basis points, in the same period a year ago, due to lower losses in our credit card and other consumer portfolios, partially offset by higher losses in our auto portfolio.
•Nonperforming assets (NPAs) of $7.9 billion at June 30, 2026, decreased $559 million from December 31, 2025, driven by lower commercial real estate nonaccrual loans. NPAs represented 0.77% of total loans at June 30, 2026.

4	Wells Fargo & Company

Earnings Performance
Wells Fargo net income for second quarter 2026 was $6.4 billion ($2.00 diluted EPS), compared with $5.5 billion ($1.60 diluted EPS) in the same period a year ago. Net income increased in second quarter 2026, compared with the same period a year ago, predominantly due to a $1.2 billion increase in noninterest income and a $609 million increase in net interest income, partially offset by a $486 million increase in income tax expense and a $282 million increase in noninterest expense.

Wells Fargo net income for the first half of 2026 was $11.7 billion ($3.60 diluted EPS), compared with $10.4 billion ($2.98 diluted EPS) in the same period a year ago. Net income increased in the first half of 2026, compared with the same period a year ago, predominantly due to a $1.9 billion increase in noninterest income and a $1.2 billion increase in net interest income, partially offset by a $721 million increase in noninterest expense and a $655 million increase in income tax expense.

Net Interest Income
Net interest income increased in both the second quarter and first half of 2026, compared with the same periods a year ago, driven by lower average deposit costs, higher loan and investment securities balances, the impact of lower interest rates and balance sheet growth in our Corporate and Investment
Banking Markets (Markets) business, as well as higher interest-bearing commercial deposits, partially offset by the impact of lower interest rates on floating rate assets and lower noninterest-bearing deposits.

Net interest margin decreased in both the second quarter and first half of 2026, compared with the same periods a year ago, driven by growth in lower-yielding assets in our Markets business as well as growth in interest-bearing deposits.

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

Table 1: Net Interest Income excluding Markets

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Net interest income	$12,317	11,708	$24,413	23,203
Markets net interest income	501	104	982	235
Net interest income excluding Markets	$11,816	11,604	$23,431	22,968

Wells Fargo & Company	5

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
Table 2: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended June 30,
	2026			2025
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$161,991	1,351	3.35%	$137,136	1,353	3.96%
Federal funds sold and securities borrowed or purchased under resale agreements	191,176	1,733	3.64	105,987	1,107	4.19
Trading assets	193,690	1,908	3.94	157,704	1,584	4.02
Available-for-sale debt securities	235,644	2,605	4.43	187,390	2,164	4.62
Held-to-maturity debt securities	204,500	1,145	2.24	227,525	1,337	2.35
Loans:
Commercial and industrial – U.S.	405,997	5,773	5.70	328,840	5,183	6.32
Commercial and industrial – Non-U.S.	81,530	1,098	5.40	64,762	988	6.12
Commercial real estate	133,701	1,855	5.56	133,661	2,058	6.17
Lease financing	15,408	226	5.88	16,046	230	5.72
Total commercial loans	636,636	8,952	5.64	543,309	8,459	6.24
Residential mortgage	240,656	2,250	3.74	246,512	2,277	3.70
Credit card	57,580	1,739	12.11	54,985	1,734	12.65
Auto	55,226	804	5.84	41,865	572	5.48
Other consumer	36,381	585	6.46	30,048	559	7.47
Total consumer loans	389,843	5,378	5.53	373,410	5,142	5.52
Total loans	1,026,479	14,330	5.60	916,719	13,601	5.95
Equity securities	13,014	93	2.87	12,039	65	2.19
Other interest-earning assets	18,119	194	4.28	17,660	187	4.24
Total interest-earning assets	$2,044,613	23,359	4.58%	$1,762,160	21,398	4.87%
Cash and due from banks	28,820	—		28,182	—
Goodwill	24,966	—		25,070	—
Other noninterest-earning assets	129,524	—		117,959	—
Total noninterest-earning assets	$183,310	—		171,211	—
Total assets	$2,227,923	23,359		1,933,371	21,398
Liabilities
Deposits:
Demand deposits	$557,329	2,705	1.95%	$483,828	2,680	2.22%
Savings deposits	355,889	1,081	1.22	355,494	1,077	1.21
Time deposits	190,649	1,691	3.56	125,849	1,273	4.06
Deposits in non-U.S. offices	7,337	39	2.16	5,513	31	2.29
Total interest-bearing deposits	1,111,204	5,516	1.99	970,684	5,061	2.09
Federal funds purchased and securities loaned or sold under agreements to repurchase	242,917	2,253	3.72	130,388	1,429	4.40
Short-term borrowings	33,104	330	4.00	6,455	81	5.04
Trading liabilities	38,368	295	3.08	30,937	246	3.19
Long-term debt	182,830	2,386	5.22	175,289	2,609	5.95
Other interest-bearing liabilities	21,787	187	3.47	20,906	187	3.61
Total interest-bearing liabilities	$1,630,210	10,967	2.70%	$1,334,659	9,613	2.89%
Noninterest-bearing deposits	354,396	—		360,967	—
Other noninterest-bearing liabilities	61,407	—		54,477	—
Total noninterest-bearing liabilities	$415,803	—		415,444	—
Total liabilities	$2,046,013	10,967		1,750,103	9,613
Total equity	181,910	—		183,268	—
Total liabilities and equity	$2,227,923	10,967		1,933,371	9,613

Interest rate spread on a taxable-equivalent basis (2)			1.88%			1.98%
Net interest income and net interest margin on a taxable-equivalent basis (2)		$12,392	2.43%		$11,785	2.68%

(continued on following page)

6	Wells Fargo & Company

(continued from previous page)

	Six months ended June 30,
			2026			2025
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$157,082	2,619	3.36%	$143,958	2,826	3.96%
Federal funds sold and securities borrowed or purchased under resale agreements	191,710	3,471	3.65	103,594	2,169	4.22
Trading assets	192,954	3,771	3.92	157,064	3,107	3.96
Available-for-sale debt securities	226,463	5,005	4.43	181,503	4,125	4.55
Held-to-maturity debt securities	206,781	2,330	2.26	230,720	2,743	2.38
Loans:
Commercial and industrial – U.S.	394,741	11,188	5.71	324,122	10,187	6.34
Commercial and industrial – Non-U.S.	80,622	2,166	5.42	63,563	1,950	6.19
Commercial real estate	132,922	3,685	5.59	134,462	4,122	6.18
Lease financing	15,435	451	5.85	16,113	464	5.75
Total commercial loans	623,720	17,490	5.65	538,260	16,723	6.26
Residential mortgage	240,866	4,489	3.73	247,620	4,564	3.69
Credit card	57,896	3,506	12.21	55,173	3,473	12.69
Auto	53,671	1,539	5.78	41,915	1,123	5.40
Other consumer	35,183	1,143	6.56	29,506	1,103	7.54
Total consumer loans	387,616	10,677	5.54	374,214	10,263	5.51
Total loans	1,011,336	28,167	5.61	912,474	26,986	5.95
Equity securities	13,068	184	2.83	12,062	144	2.41
Other interest-earning assets	16,729	329	3.94	15,891	347	4.39
Total interest-earning assets	$2,016,123	45,876	4.58%	$1,757,266	42,447	4.86%
Cash and due from banks	28,897	—		28,468	—
Goodwill	24,966	—		25,102	—
Other noninterest-earning assets	128,252	—		115,718	—
Total noninterest-earning assets	$182,115	—		169,288	—
Total assets	$2,198,238	45,876		1,926,554	42,447
Liabilities
Deposits:
Demand deposits	$544,930	5,151	1.91%	$477,202	5,271	2.23%
Savings deposits	352,526	2,031	1.16	357,881	2,249	1.27
Time deposits	183,459	3,238	3.56	126,801	2,611	4.15
Deposits in non-U.S. offices	6,834	70	2.06	9,915	139	2.83
Total interest-bearing deposits	1,087,749	10,490	1.94	971,799	10,270	2.13
Federal funds purchased and securities loaned or sold under agreements to repurchase	242,675	4,487	3.73	122,986	2,681	4.40
Short-term borrowings	31,261	623	4.02	4,468	114	5.16
Trading liabilities	37,106	575	3.11	30,750	487	3.18
Long-term debt	182,355	4,772	5.24	174,177	5,191	5.96
Other interest-bearing liabilities	21,146	369	3.53	19,769	347	3.57
Total interest-bearing liabilities	$1,602,292	21,316	2.68%	$1,323,949	19,090	2.90%
Noninterest-bearing deposits	352,708	—		363,670	—
Other noninterest-bearing liabilities	60,441	—		55,623	—
Total noninterest-bearing liabilities	$413,149	—		419,293	—
Total liabilities	$2,015,441	21,316		1,743,242	19,090
Total equity	182,797	—		183,312	—
Total liabilities and equity	$2,198,238	21,316		1,926,554	19,090

Interest rate spread on a taxable-equivalent basis (2)			1.90%			1.96%
Net interest margin and net interest income on a taxable-equivalent basis (2)		$24,560	2.45%		$23,357	2.67%
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
(2)Includes taxable-equivalent adjustments of $75 million and $77 million for the quarters ended June 30, 2026 and 2025, respectively, and $147 million and $154 million for the first half of 2026 and 2025, respectively, predominantly related to tax-exempt income on certain loans and securities.

Wells Fargo & Company	7

Earnings Performance (continued)
Noninterest Income

Table 3: Noninterest Income

	Quarter ended Jun 30,				Six months ended Jun 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Deposit-related fees	$1,357	1,249	108	9%	$2,676	2,518	158	6%
Lending-related fees	405	373	32	9	798	737	61	8
Investment advisory and other asset-based fees	2,821	2,499	322	13	5,645	5,035	610	12
Commissions and brokerage services fees	687	610	77	13	1,354	1,248	106	8
Investment banking fees	939	696	243	35	1,735	1,471	264	18
Card fees	1,222	1,173	49	4	2,360	2,217	143	6
Mortgage banking	256	230	26	11	457	562	(105)	(19)
Net gains from trading activities	1,393	1,376	17	1	2,744	2,760	(16)	(1)
Net gains (losses) from debt securities	1	—	1	NM	1	(147)	148	101
Net gains (losses) from equity securities	847	119	728	612	1,019	(224)	1,243	555
Other	377	789	(412)	(52)	866	1,591	(725)	(46)
Total	$10,305	9,114	1,191	13	$19,655	17,768	1,887	11
NM – Not meaningful
Second quarter 2026 vs. second quarter 2025

Deposit-related fees increased driven by higher consumer account deposit service charges due to account repricing, as well as higher commercial account deposit service charges.

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

Investment banking fees increased due to higher debt and equity underwriting fees.

Net gains from equity securities increased reflecting improved results from our venture capital investments, including higher realized and unrealized gains, partially offset by higher impairment losses.

Other income decreased driven by:
•a $253 million gain associated with our merchant services joint venture acquisition in second quarter 2025; and
•a $148 million decrease in lease income due to the sale of our rail car leasing business in first quarter 2026.

First half of 2026 vs. first half of 2025

Deposit-related fees increased driven by higher consumer account deposit service charges due to account repricing.

Investment advisory and other asset-based fees increased driven by higher asset-based fees reflecting higher market valuations.

Commissions and brokerage services fees increased driven by higher brokerage transaction activity.

Investment banking fees increased due to higher equity and debt underwriting fees.

Card fees increased driven by higher debit card interchange income, as well as higher revenue following our merchant services joint venture acquisition in April 2025. Following the acquisition, the revenue from the merchant services business has been included in card fees. Prior to the acquisition, our share of the net earnings of the joint venture was included in other noninterest income.

Mortgage banking decreased driven by lower servicing fees due to portfolio run-off and servicing sales, as well as favorable mortgage servicing rights (MSR) valuation adjustments in the first half of 2025, including for higher expected escrow balances.

Net gains (losses) from debt securities increased driven by the impact of a repositioning of our investment securities portfolio in first quarter 2025.

Net gains (losses) from equity securities increased reflecting improved results from our venture capital investments, including higher realized and unrealized gains, partially offset by higher impairment losses.

Other income decreased driven by:
•a $297 million decrease in lease income due to the sale of our rail car leasing business in first quarter 2026;
•a $263 million gain on the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025; and
•a $253 million gain associated with our merchant services joint venture acquisition in second quarter 2025.

8	Wells Fargo & Company

Noninterest Expense

Table 4: Noninterest Expense

	Quarter ended Jun 30,				Six months ended Jun 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Personnel	$8,851	8,709	142	2%	$18,444	18,183	261	1%
Technology, telecommunications and equipment	1,457	1,287	170	13	2,854	2,510	344	14
Occupancy	803	766	37	5	1,581	1,527	54	4
Professional and outside services	1,109	1,089	20	2	2,175	2,127	48	2
Advertising and promotion	361	266	95	36	730	447	283	63
Other	1,080	1,262	(182)	(14)	2,207	2,476	(269)	(11)
Total	$13,661	13,379	282	2	$27,991	27,270	721	3
Second quarter and first half of 2026 vs. second quarter and first half of 2025

Personnel expense increased due to higher revenue-related compensation expense driven by higher fees in our Wealth and Investment Management business, partially offset by the impact of efficiency initiatives.

Technology, telecommunications and equipment expense increased due to higher software expense, as well as higher hardware expense and higher expense for the amortization of internally developed software.

Advertising and promotion expense increased reflecting higher investments in marketing driven by increased campaign volume.

Other expense decreased reflecting:
•a $93 million and $180 million decrease in lease expense in the second quarter and first half of 2026, respectively, due to the sale of our rail car leasing business in first quarter 2026; and
•lower operating losses.

For additional information on other expense, see Note 17 (Revenue and Expenses) to Financial Statements in this Report.

Income Tax Expense

Table 5: Income Tax Expense

	Quarter ended Jun 30,				Six months ended Jun 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income before income tax expense	$8,047	6,438	1,609	25%	$14,028	11,764	2,264	19%
Income tax expense	1,402	916	486	53	2,093	1,438	655	46
Effective income tax rate	17.4%	14.3			14.9%	12.2

The effective income tax rate increased in the second quarter and first half of 2026, compared with the same periods a year ago, driven by higher pre-tax income and lower discrete tax benefits related to the resolution of prior period tax matters.

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
Table 6: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended June 30, 2026
Net interest income	$7,742	2,047	2,273	919	(589)	(75)	12,317
Noninterest income	2,546	1,071	3,152	2,973	1,002	(439)	10,305
Total revenue	10,288	3,118	5,425	3,892	413	(514)	22,622
Provision for credit losses	945	131	(181)	17	2	—	914
Noninterest expense	6,286	1,412	2,497	3,160	306	—	13,661
Income (loss) before income tax expense (benefit)	3,057	1,575	3,109	715	105	(514)	8,047
Income tax expense (benefit)	767	397	780	178	(206)	(514)	1,402
Net income before noncontrolling interests	2,290	1,178	2,329	537	311	—	6,645
Less: Net income from noncontrolling interests	—	2	—	—	236	—	238
Net income	$2,290	1,176	2,329	537	75	—	6,407
Quarter ended June 30, 2025
Net interest income	$7,305	1,983	1,815	785	(103)	(77)	11,708
Noninterest income	2,383	950	2,858	2,653	662	(392)	9,114
Total revenue	9,688	2,933	4,673	3,438	559	(469)	20,822
Provision for credit losses	945	(43)	103	12	(12)	—	1,005
Noninterest expense	6,179	1,519	2,251	2,865	565	—	13,379
Income (loss) before income tax expense (benefit)	2,564	1,457	2,319	561	6	(469)	6,438
Income tax expense (benefit)	641	369	582	141	(348)	(469)	916
Net income before noncontrolling interests	1,923	1,088	1,737	420	354	—	5,522
Less: Net income from noncontrolling interests	—	2	—	—	26	—	28
Net income	$1,923	1,086	1,737	420	328	—	5,494
Six months ended June 30, 2026
Net interest income	$15,293	4,035	4,457	1,824	(1,049)	(147)	24,413
Noninterest income	4,993	2,203	6,246	5,943	1,230	(960)	19,655
Total revenue	20,286	6,238	10,703	7,767	181	(1,107)	44,068
Provision for credit losses	1,763	281	(6)	7	4	—	2,049
Noninterest expense	12,875	3,020	5,189	6,422	485	—	27,991
Income (loss) before income tax expense (benefit)	5,648	2,937	5,520	1,338	(308)	(1,107)	14,028
Income tax expense (benefit)	1,417	740	1,382	333	(672)	(1,107)	2,093
Net income before noncontrolling interests	4,231	2,197	4,138	1,005	364	—	11,935
Less: Net income from noncontrolling interests	—	4	—	—	271	—	275
Net income	$4,231	2,193	4,138	1,005	93	—	11,660
Six months ended June 30, 2025
Net interest income	$14,344	3,960	3,605	1,515	(67)	(154)	23,203
Noninterest income	4,727	1,898	6,132	5,327	449	(765)	17,768
Total revenue	19,071	5,858	9,737	6,842	382	(919)	40,971
Provision for credit losses	1,684	144	103	23	(17)	—	1,937
Noninterest expense	12,521	3,189	4,727	5,811	1,022	—	27,270
Income (loss) before income tax expense (benefit)	4,866	2,525	4,907	1,008	(623)	(919)	11,764
Income tax expense (benefit)	1,211	641	1,229	239	(963)	(919)	1,438
Net income before noncontrolling interests	3,655	1,884	3,678	769	340	—	10,326
Less: Net income (loss) from noncontrolling interests	—	4	—	—	(66)	—	(62)
Net income	$3,655	1,880	3,678	769	406	—	10,388
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

Table 6a and Table 6b provide additional information for Consumer Banking and Lending.
Table 6a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income Statement
Net interest income	$7,742	7,305	437	6%	$15,293	14,344	949	7%
Noninterest income:
Deposit-related fees	747	653	94	14	1,467	1,304	163	13
Investment advisory and other asset-based fees	264	232	32	14	528	472	56	12
Commissions and brokerage services fees	127	111	16	14	242	224	18	8
Card fees	1,148	1,109	39	4	2,212	2,087	125	6
Mortgage banking	154	169	(15)	(9)	317	391	(74)	(19)
Other	106	109	(3)	(3)	227	249	(22)	(9)
Total noninterest income	2,546	2,383	163	7	4,993	4,727	266	6
Total revenue	10,288	9,688	600	6	20,286	19,071	1,215	6
Net charge-offs	799	818	(19)	(2)	1,619	1,695	(76)	(4)
Change in the allowance for credit losses	146	127	19	15	144	(11)	155	NM
Provision for credit losses	945	945	—	—	1,763	1,684	79	5
Noninterest expense	6,286	6,179	107	2	12,875	12,521	354	3
Income before income tax expense	3,057	2,564	493	19	5,648	4,866	782	16
Income tax expense	767	641	126	20	1,417	1,211	206	17
Net income	$2,290	1,923	367	19	$4,231	3,655	576	16
Revenue by Line of Business
Consumer, Small and Business Banking	$7,308	6,748	560	8	$14,327	13,199	1,128	9
Credit Card	1,614	1,588	26	2	3,209	3,112	97	3
Home Lending	762	821	(59)	(7)	1,549	1,687	(138)	(8)
Auto	320	241	79	33	615	478	137	29
Personal Lending	284	290	(6)	(2)	586	595	(9)	(2)
Total revenue	$10,288	9,688	600	6	$20,286	19,071	1,215	6

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (1)	27.1%	16.4			25.1%	15.6
Efficiency ratio (2)	61	64			63	66
Retail bank branches (#, period-end)	4,079	4,135		(1)
Digital active customers (# in millions, period-end) (3)	38.0	36.6		4
Mobile active customers (# in millions, period-end) (3)	33.7	32.1		5

Consumer, Small and Business Banking:
Deposit spread (4)	2.60%	2.53			2.59%	2.49
Debit card purchase volume ($ in billions) (5)	$144.8	133.6	11.2	8	$279.1	259.6	19.5	8
Debit card purchase transactions (# in millions) (5)	2,780	2,655		5	5,362	5,141		4
Client assets in advisory and brokerage accounts ($ in billions, period-end)	282	249	33	13
(continued on following page)

12	Wells Fargo & Company

(continued from previous page)

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Home Lending:
Mortgage loan originations ($ in billions)	$9.0	7.4	1.6	22	$15.3	11.8	3.5	30
% of originations held for sale (HFS)	20.6%	34.0			22.2%	35.6
Third-party mortgage loans serviced ($ in billions, period-end) (6)	$361.4	455.5	(94.1)	(21)
Home lending loans 30+ days delinquency rate (period-end) (7)(8)	0.32	0.30

Credit Card (5):
Credit card purchase volume ($ in billions)	$44.5	39.9	4.6	12	$84.5	76.6	7.9	10
Credit card new accounts (# in thousands)	662	452		46	1,293	848		52
Credit card loans 30+ days delinquency rate (period-end) (8)	2.58%	2.63
Credit card loans 90+ days delinquency rate (period-end) (8)	1.34	1.32

Auto:
Auto loan originations ($ in billions)	$9.7	6.9	2.8	41	$19.4	11.5	7.9	69
Auto loans 30+ days delinquency rate (period-end) (8)	1.31%	1.72
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
(5)Reflects combined activity for consumer and small business customers.
(6)Excludes residential mortgage loans subserviced for others.
(7)Excludes residential mortgage loans that are insured or guaranteed by U.S government agencies.
(8)Delinquency balances exclude nonaccrual loans and loans held for sale.

Second quarter 2026 vs. second quarter 2025

Revenue increased driven by:
•higher net interest income reflecting wider deposit spreads and higher deposit and loan balances, including the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025; and
•higher deposit-related fees driven by higher volume and higher consumer account deposit service charges driven by account repricing.

Provision for credit losses reflected a higher change in allowance for credit card and auto loans driven by higher loan balances, offset by lower net charge-offs on credit card and personal loans.

Noninterest expense increased driven by:
•higher advertising and promotion expense;
•higher revenue-related compensation expense; and
•the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025;
partially offset by:
•the impact of efficiency initiatives.
First half of 2026 vs. first half of 2025

Revenue increased driven by:
•higher net interest income reflecting wider deposit spreads and higher deposit and loan balances, including the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025;
•higher deposit-related fees driven by higher volume and higher consumer account deposit service charges driven by account repricing; and
•higher card fees driven by higher revenue following our merchant services joint venture acquisition in April 2025;
partially offset by:
•lower mortgage banking income driven by lower servicing fees due to portfolio run-off and servicing sales, as well as favorable MSR valuation adjustments in the first half of 2025 including adjustments for higher expected escrow balances.

Provision for credit losses increased reflecting a higher change in allowance for auto and credit card loans driven by higher loan balances, partially offset by lower net charge-offs on credit card and personal loans.

Noninterest expense increased driven by:
•higher advertising and promotion expense;
•higher revenue-related compensation expense; and
•the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025;
partially offset by:
•the impact of efficiency initiatives.

Wells Fargo & Company	13

Earnings Performance (continued)
Table 6b: Consumer Banking and Lending – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer, Small and Business Banking	$17,892	9,513	8,379	88%	$17,647	9,481	8,166	86%
Credit Card	52,655	49,947	2,708	5	52,847	50,028	2,819	6
Home Lending	197,949	203,556	(5,607)	(3)	198,219	204,526	(6,307)	(3)
Auto	55,701	42,366	13,335	31	54,143	42,432	11,711	28
Personal Lending	13,631	13,651	(20)	—	13,698	13,776	(78)	(1)
Total loans	$337,828	319,033	18,795	6	$336,554	320,243	16,311	5
Total deposits	828,363	805,537	22,826	3	822,524	802,725	19,799	2
Allocated capital (1)	33,000	45,500	(12,500)	(27)	33,000	45,500	(12,500)	(27)

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer, Small and Business Banking	$18,197	9,696	8,501	88
Credit Card	53,334	50,084	3,250	6
Home Lending	198,187	203,062	(4,875)	(2)
Auto	57,391	43,373	14,018	32
Personal Lending	13,830	13,790	40	—
Total loans	$340,939	320,005	20,934	7
Total deposits	832,165	806,572	25,593	3
(1)In first quarter 2026, we updated our assumptions and methodologies used to allocate capital as part of our periodic assessments.
Second quarter and first half of 2026 vs. second quarter and first half of 2025

Total loans (average and period-end) increased due to:
•an increase in loan balances in our Auto business driven by higher origination volumes reflecting growth across the portfolio, including the impact of a financing partnership launched in second quarter 2025;
•an increase in loan balances in our Consumer, Small and Business Banking business driven by the impact of the transfer of certain business customers from the Commercial Banking operating segment in third quarter 2025; and
•an increase in loan balances in our Credit Card business due to higher purchase and balance transfer volumes, as well as the impact of new account growth;
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
Table 6c and Table 6d provide additional information for Commercial Banking.
Table 6c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income Statement
Net interest income	$2,047	1,983	64	3%	$4,035	3,960	75	2%
Noninterest income:
Deposit-related fees	325	324	1	—	644	659	(15)	(2)
Lending-related fees	148	138	10	7	298	274	24	9
Lease income	106	116	(10)	(9)	227	239	(12)	(5)
Other	492	372	120	32	1,034	726	308	42
Total noninterest income	1,071	950	121	13	2,203	1,898	305	16
Total revenue	3,118	2,933	185	6	6,238	5,858	380	6
Net charge-offs	93	98	(5)	(5)	151	139	12	9
Change in the allowance for credit losses	38	(141)	179	127	130	5	125	NM
Provision for credit losses	131	(43)	174	405	281	144	137	95
Noninterest expense	1,412	1,519	(107)	(7)	3,020	3,189	(169)	(5)
Income before income tax expense	1,575	1,457	118	8	2,937	2,525	412	16
Income tax expense	397	369	28	8	740	641	99	15
Less: Net income from noncontrolling interests	2	2	—	—	4	4	—	—
Net income	$1,176	1,086	90	8	$2,193	1,880	313	17

Revenue by Product
Lending and leasing	$1,278	1,262	16	1	$2,528	2,529	(1)	—
Treasury management and payments	1,307	1,250	57	5	2,611	2,510	101	4
Other	533	421	112	27	1,099	819	280	34
Total revenue	$3,118	2,933	185	6	$6,238	5,858	380	6

Selected Metrics
Return on allocated capital	17.2%	15.8			16.1%	13.6
Efficiency ratio	45	52			48	54
NM – Not meaningful
Second quarter and first half of 2026 vs. second quarter and first half of 2025

Revenue increased driven by:
•higher other noninterest income related to equity securities and the financing of renewable energy investments; and
•higher net interest income reflecting higher loan and interest-bearing deposit balances, partially offset by the impact of lower interest rates, lower noninterest-bearing deposits, and the impact of the transfer of certain business customers to the Consumer Banking and Lending operating segment in third quarter 2025.

Provision for credit losses increased reflecting a higher allowance for commercial and industrial loans driven by higher loan balances, as well as a release in the allowance for commercial and industrial loans in second quarter 2025.

Noninterest expense decreased driven by:
•the impact of the transfer of certain business customers to the Consumer Banking and Lending operating segment in third quarter 2025; and
•the impact of efficiency initiatives.

Wells Fargo & Company	15

Earnings Performance (continued)
Table 6d: Commercial Banking – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$181,739	167,134	14,605	9%	$178,044	165,632	12,412	7%
Commercial real estate	40,179	44,373	(4,194)	(9)	39,832	44,485	(4,653)	(10)
Lease financing and other	15,209	14,954	255	2	15,240	15,023	217	1
Total loans	$237,127	226,461	10,666	5	$233,116	225,140	7,976	4
Total deposits	189,534	177,994	11,540	6	187,726	180,413	7,313	4
Allocated capital	26,000	26,000	—	—	26,000	26,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$183,633	169,958	13,675	8
Commercial real estate	40,648	44,484	(3,836)	(9)
Lease financing and other	15,527	15,102	425	3
Total loans	$239,808	229,544	10,264	4
Total deposits	198,805	179,848	18,957	11
Second quarter and first half of 2026 vs. second quarter and first half of 2025

Total loans (average and period-end) increased driven by higher client activity, partially offset by the impact of the transfer of certain business customers to the Consumer Banking and Lending operating segment in third quarter 2025.
Total deposits (average and period-end) increased driven by:
•additions of interest-bearing deposits from new and existing customers;
partially offset by:
•lower noninterest-bearing deposits; and
•the impact of the transfer of certain business customers to the Consumer Banking and Lending operating segment in third quarter 2025.

16	Wells Fargo & Company

Corporate and Investment Banking delivers a suite of capital markets, banking, and financial products and services to corporate, commercial real estate, government and institutional clients globally. Products and services include corporate banking, investment banking, treasury management, commercial real estate lending and capital markets, equity and fixed income solutions as well as sales, trading, and research capabilities.

Table 6e and Table 6f provide additional information for Corporate and Investment Banking.
Table 6e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income Statement
Net interest income	$2,273	1,815	458	25%	$4,457	3,605	852	24%
Noninterest income:
Deposit-related fees	277	266	11	4	551	541	10	2
Lending-related fees	229	209	20	10	446	410	36	9
Investment banking fees	948	700	248	35	1,792	1,465	327	22
Net gains from trading activities	1,309	1,335	(26)	(2)	2,691	2,693	(2)	—
Other	389	348	41	12	766	1,023	(257)	(25)
Total noninterest income	3,152	2,858	294	10	6,246	6,132	114	2
Total revenue	5,425	4,673	752	16	10,703	9,737	966	10
Net charge-offs	(15)	75	(90)	NM	209	172	37	22
Change in the allowance for credit losses	(166)	28	(194)	NM	(215)	(69)	(146)	NM
Provision for credit losses	(181)	103	(284)	NM	(6)	103	(109)	NM
Noninterest expense	2,497	2,251	246	11	5,189	4,727	462	10
Income before income tax expense	3,109	2,319	790	34	5,520	4,907	613	12
Income tax expense	780	582	198	34	1,382	1,229	153	12
Net income	$2,329	1,737	592	34	$4,138	3,678	460	13

Revenue by Line of Business
Banking:
Lending	$724	601	123	20	$1,424	1,219	205	17
Treasury Management and Payments	661	611	50	8	1,316	1,229	87	7
Investment Banking	628	463	165	36	1,230	997	233	23
Total Banking	2,013	1,675	338	20	3,970	3,445	525	15
Commercial Real Estate	1,197	1,212	(15)	(1)	2,343	2,661	(318)	(12)
Markets:
Fixed Income, Currencies, and Commodities (FICC)	1,536	1,391	145	10	3,119	2,773	346	12
Equities	635	387	248	64	1,178	835	343	41
Credit Adjustment (CVA/DVA/FVA) and Other	35	1	34	NM	82	(2)	84	NM
Total Markets	2,206	1,779	427	24	4,379	3,606	773	21
Other	9	7	2	29	11	25	(14)	(56)
Total revenue	$5,425	4,673	752	16	$10,703	9,737	966	10

Selected Metrics
Return on allocated capital	19.2%	14.9			17.1%	15.9
Efficiency ratio	46	48			48	49
NM – Not meaningful
Second quarter 2026 vs. second quarter 2025
Revenue increased driven by:
•higher net interest income driven by higher interest-bearing deposit and loan balances, partially offset by the impact of lower interest rates; and
•higher investment banking fees driven by higher debt and equity underwriting fees.
Provision for credit losses decreased reflecting lower net charge-offs and a lower allowance for commercial real estate loans.
Noninterest expense increased driven by:
•higher personnel expense driven by higher revenue-related
compensation expense; and
•higher professional and outside services expense on higher volume-related expenses;
partially offset by:
•the impact of efficiency initiatives.

First half of 2026 vs. first half of 2025

Revenue increased driven by:
•higher net interest income driven by higher interest-bearing deposit and loan balances, partially offset by the impact of lower interest rates; and
•higher investment banking fees driven by higher equity and debt underwriting fees;
partially offset by:

Wells Fargo & Company	17

Earnings Performance (continued)
•a $263 million gain on the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025.

Provision for credit losses decreased reflecting a lower allowance for commercial real estate loans, partially offset by loan growth.
Noninterest expense increased driven by:
•higher personnel expense driven by higher revenue-related compensation expense; and
•higher professional and outside services expense on higher volume-related expenses;
partially offset by:
•the impact of efficiency initiatives.
Table 6f: Corporate and Investment Banking – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$278,389	202,473	75,916	37%	$270,330	197,590	72,740	37%
Commercial real estate	80,984	83,413	(2,429)	(3)	80,561	84,020	(3,459)	(4)
Total loans	$359,373	285,886	73,487	26	$350,891	281,610	69,281	25
Loans by Line of Business:
Banking	$124,981	88,994	35,987	40	$121,381	87,768	33,613	38
Commercial Real Estate	123,146	117,917	5,229	4	121,309	117,619	3,690	3
Markets	111,246	78,975	32,271	41	108,201	76,223	31,978	42
Total loans	$359,373	285,886	73,487	26	$350,891	281,610	69,281	25
Trading-related assets:
Trading assets, excluding derivative assets	$204,106	158,449	45,657	29	$204,875	158,996	45,879	29
Derivative assets	26,518	23,404	3,114	13	24,458	21,556	2,902	13
Securities borrowed or purchased under resale agreements	170,853	101,894	68,959	68	170,364	99,546	70,818	71
Total trading-related assets	$401,477	283,747	117,730	41	$399,697	280,098	119,599	43
Total assets	825,944	641,499	184,445	29	814,025	626,352	187,673	30
Total deposits	234,762	202,420	32,342	16	224,610	203,163	21,447	11
Allocated capital (1)	46,500	44,000	2,500	6	46,500	44,000	2,500	6

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$275,653	208,161	67,492	32
Commercial real estate	80,099	82,417	(2,318)	(3)
Total loans	$355,752	290,578	65,174	22
Loans by Line of Business:
Banking	$120,812	90,999	29,813	33
Commercial Real Estate	123,316	117,233	6,083	5
Markets	111,624	82,346	29,278	36
Total loans	$355,752	290,578	65,174	22
Trading-related assets:
Trading assets, excluding derivative assets	$217,646	168,029	49,617	30
Derivative assets	25,759	24,700	1,059	4
Securities borrowed or purchased under resale agreements	201,312	100,268	101,044	101
Total trading-related assets	$444,717	292,997	151,720	52
Total assets	862,472	658,029	204,443	31
Total deposits	250,097	208,048	42,049	20
(1)In first quarter 2026, we updated our assumptions and methodologies used to allocate capital as part of our periodic assessments.
Second quarter and first half of 2026 vs. second quarter and first half of 2025

Total loans (average and period-end) increased driven by higher commercial and industrial loans reflecting increased demand in fund finance and corporate loans in our Banking business and higher loan volume in our Markets business.
Total trading-related assets (average and period-end) increased reflecting:
•an increased volume of securities purchased under resale
agreements; and
•higher trading assets driven by growth across nearly all asset classes.
Total deposits (average and period-end) increased driven by additions of interest-bearing deposits from new and existing customers.

18	Wells Fargo & Company

Wealth and Investment Management provides personalized wealth management, brokerage, financial planning, lending, trust and fiduciary products and services to affluent, high-net worth and ultra-high-net worth clients. We operate through financial advisors in our brokerage and wealth offices, independent offices, and digitally through WellsTrade® and Intuitive Investor®.

Table 6g and Table 6h provide additional information for Wealth and Investment Management (WIM).
Table 6g: Wealth and Investment Management

	Quarter ended June 30,				Six months ended June 30,
($ in millions, unless otherwise noted)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income Statement
Net interest income	$919	785	134	17%	$1,824	1,515	309	20%
Noninterest income:
Investment advisory and other asset-based fees	2,506	2,208	298	13	5,009	4,442	567	13
Commissions and brokerage services fees	437	400	37	9	875	821	54	7
Other	30	45	(15)	(33)	59	64	(5)	(8)
Total noninterest income	2,973	2,653	320	12	5,943	5,327	616	12
Total revenue	3,892	3,438	454	13	7,767	6,842	925	14
Net charge-offs	(1)	6	(7)	NM	(2)	—	(2)	NM
Change in the allowance for credit losses	18	6	12	200	9	23	(14)	(61)
Provision for credit losses	17	12	5	42	7	23	(16)	(70)
Noninterest expense	3,160	2,865	295	10	6,422	5,811	611	11
Income before income tax expense	715	561	154	27	1,338	1,008	330	33
Income tax expense	178	141	37	26	333	239	94	39
Net income	$537	420	117	28	$1,005	769	236	31

Selected Metrics
Return on allocated capital	32.4%	25.0			30.4%	23.0
Efficiency ratio	81	83			83	85
Client assets ($ in billions, period-end):
Advisory assets	$1,225	1,042	183	18
Other brokerage assets and deposits	1,466	1,304	162	12
Total Company-wide client assets (1)	$2,691	2,346	345	15

Total WIM client assets	$2,409	2,097	312	15

Selected Balance Sheet Data (average)
Total loans	$91,143	81,271	9,872	12	$89,772	81,101	8,671	11
Total deposits	109,788	99,458	10,330	10	110,937	100,770	10,167	10
Allocated capital	6,500	6,500	—	—	6,500	6,500	—	—

Selected Balance Sheet Data (period-end)
Total loans	$93,804	81,327	12,477	15
Total deposits	110,599	97,318	13,281	14
NM – Not meaningful
(1)Includes amounts for clients of the Consumer Banking and Lending operating segment.
Second quarter and first half of 2026 vs. second quarter and first half of 2025

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

Total loans (average and period-end) increased driven by higher securities-based lending.
Total deposits (average and period-end) increased driven by higher brokerage deposit balances.

Wells Fargo & Company	19

Earnings Performance (continued)
Advisory Assets. In addition to transactional brokerage accounts, the Company offers advisory account relationships to clients. Fees from advisory accounts are based on a percentage of the market value of the assets as of the beginning of the quarter, which vary across the account types based on the distinct services provided, and are affected by investment performance as well as asset inflows and outflows. Advisory accounts include assets that are financial advisor-directed and separately managed by third-party managers as well as certain client-directed brokerage assets where we earn a fee for advisory and other services, but do not have investment discretion.
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
Table 6h: Advisory Assets

	Quarter ended June 30,		Six months ended June 30,
(in billions)	2026	2025	2026	2025
Balance, beginning of period	$1,119.3	980.0	$1,127.1	997.7
Inflows (outflows), net (1)	4.6	(2.4)	12.4	(8.1)
Market impact (2)	101.0	64.1	85.4	52.1
Balance, end of period (Company-wide)	1,224.9	1,041.7	$1,224.9	1,041.7

Balance, end of period (WIM)	1,127.4	954.0	$1,127.4	954.0
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
Table 6i and Table 6j provide additional information for Corporate.
Table 6i: Corporate – Income Statement

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income Statement
Net interest income	$(589)	(103)	(486)	NM	$(1,049)	(67)	(982)	NM
Noninterest income	1,002	662	340	51	1,230	449	781	174
Total revenue	413	559	(146)	(26)	181	382	(201)	(53)
Net charge-offs	7	—	7	NM	12	—	12	NM
Change in the allowance for credit losses	(5)	(12)	7	58	(8)	(17)	9	53
Provision for credit losses	2	(12)	14	117	4	(17)	21	124
Noninterest expense	306	565	(259)	(46)	485	1,022	(537)	(53)
Loss before income tax benefit	105	6	99	NM	(308)	(623)	315	51
Income tax benefit	(206)	(348)	142	41	(672)	(963)	291	30
Less: Net income (loss) from noncontrolling interests (1)	236	26	210	808	271	(66)	337	511
Net income	$75	328	(253)	(77)	$93	406	(313)	(77)
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests associated with our venture capital investments.
Second quarter 2026 vs. second quarter 2025

Revenue decreased driven by:
•lower net interest income driven by lower funding credits to the operating segments due to the impact of lower interest rates;
•a $253 million gain associated with our merchant services joint venture acquisition in second quarter 2025; and
•a $148 million decrease in lease income due to the sale of our rail car leasing business in first quarter 2026;
partially offset by:
•higher net gains from equity securities reflecting improved results from our venture capital investments, including higher realized and unrealized gains, partially offset by higher impairment losses.

Noninterest expense decreased reflecting:
•lower operating losses; and
•a $93 million decrease in lease expense due to the sale of our rail car leasing business in first quarter 2026.
First half of 2026 vs. first half of 2025

Revenue decreased driven by:
•lower net interest income driven by lower funding credits to the operating segments due to the impact of lower interest rates;
•a $253 million gain associated with our merchant services joint venture acquisition in second quarter 2025; and
•a $297 million decrease in lease income due to the sale of our rail car leasing business in first quarter 2026;
partially offset by:
•higher net gains from equity securities reflecting improved results from our venture capital investments, including higher realized and unrealized gains, partially offset by higher impairment losses; and
•lower net losses from debt securities driven by the impact of a repositioning of our investment securities portfolio in first quarter 2025.

Noninterest expense decreased reflecting:
•a $180 million decrease in lease expense due to the sale of our rail car leasing business in first quarter 2026; and
•the impact of efficiency initiatives.

Wells Fargo & Company	21

Earnings Performance (continued)
Table 6j: Corporate – Balance Sheet

	Quarter ended June 30,				Six months ended June 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selected Balance Sheet Data (average)
Available-for-sale debt securities	$226,383	172,879	53,504	31%	$217,674	167,186	50,488	30%
Held-to-maturity debt securities	197,708	220,364	(22,656)	(10)	199,948	223,521	(23,573)	(11)
Equity securities	17,316	15,493	1,823	12	17,401	15,446	1,955	13
Total assets	672,761	601,010	71,751	12	661,293	609,627	51,666	8
Total deposits	103,153	46,242	56,911	123	94,660	48,398	46,262	96

Selected Balance Sheet Data (period-end)
Available-for-sale debt securities	$241,832	176,235	65,597	37
Held-to-maturity debt securities	195,315	218,360	(23,045)	(11)
Equity securities	17,430	15,907	1,523	10
Total assets	671,987	624,556	47,431	8
Total deposits	109,739	48,917	60,822	124

Second quarter and first half of 2026 vs. second quarter and first half of 2025

Total assets (average and period-end) increased reflecting purchases of available-for-sale debt securities of federal agencies and an increased volume of resale agreements.

Total deposits (average and period-end) increased reflecting higher time deposits driven by issuances of certificates of deposit (CDs) by corporate treasury.

22	Wells Fargo & Company

Balance Sheet Analysis
At June 30, 2026, our assets totaled $2.3 trillion, up $133.6 billion from December 31, 2025.

The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 7: Available-for-Sale and Held-to-Maturity Debt Securities

	June 30, 2026				December 31, 2025
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$253,593	(3,267)	250,326	6.9	$215,775	(2,202)	213,573	7.2
Held-to-maturity (3)	198,573	(32,408)	166,165	9.7	208,023	(32,226)	175,797	10.2
Total	$452,166	(35,675)	416,491	n/a	$423,798	(34,428)	389,370	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $0 million and $23 million related to available-for-sale debt securities and $94 million and $95 million related to held-to-maturity debt securities at June 30, 2026, and December 31, 2025, respectively.
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
The total net unrealized losses on AFS and HTM debt securities increased from December 31, 2025, primarily due to changes in interest rates.

At June 30, 2026, 99% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades.

Wells Fargo & Company	23

Balance Sheet Analysis (continued)

Loan Portfolios
Table 8 provides a summary of total outstanding loans by portfolio segment. Commercial loans increased from December 31, 2025, driven by an increase in commercial and industrial loans as a result of increased originations and loan draws, partially offset by paydowns. Consumer loans increased from December 31, 2025, driven by increases in the auto and securities-based loan portfolios, partially offset by declines in the residential mortgage and credit card portfolios.
Table 8: Loan Portfolios

($ in millions)	Jun 30, 2026	Dec 31, 2025	$ Change	% Change
Commercial	$636,299	599,895	36,404	6%
Consumer	394,816	386,272	8,544	2
Total loans	$1,031,115	986,167	44,948	5
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

Deposits
Deposits increased from December 31, 2025, reflecting:
•growth in commercial deposits driven by new and existing customers; and
•higher time deposits driven by issuances of CDs by corporate treasury, partially offset by maturities of CDs.

Table 9 provides additional information regarding deposit balances. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 2 earlier in this Report. Our average deposit cost in second quarter 2026 increased to 1.51%, compared with 1.44% in fourth quarter 2025.
Table 9: Deposits

($ in millions)	Jun 30, 2026	Dec 31, 2025	$ Change	% Change
Noninterest-bearing deposits	$370,116	365,368	4,748	1%
Interest-bearing deposits	1,131,289	1,060,839	70,450	7
Total deposits	$1,501,405	1,426,207	75,198	5

24	Wells Fargo & Company

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

The Risk Committee of the Company’s Board of Directors (Board) has primary oversight responsibility for credit risk. At the management level, Corporate Credit Risk, which is part of Independent Risk Management, and the chief risk officers aligned with each principal line of business, have oversight responsibility for credit risk. Corporate Credit Risk and the business-aligned chief risk officers report to the Chief Risk Officer and support periodic reports related to credit risk provided to the Board’s Risk Committee.

Loan Portfolio. Our loan portfolios represent the largest component of assets on our consolidated balance sheet for which we have credit risk. Table 10 presents our total loans outstanding by portfolio segment and class of financing receivable.

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Jun 30, 2026	Dec 31, 2025
Commercial and industrial	$487,630	452,068
Commercial real estate	132,986	132,284
Lease financing	15,683	15,543
Total commercial	636,299	599,895
Residential mortgage	240,774	242,190
Credit card	58,394	59,540
Auto	56,924	50,487
Other consumer	38,724	34,055
Total consumer	394,816	386,272
Total loans	$1,031,115	986,167
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
Credit Quality Overview.  Table 11 provides credit quality trends.
Table 11: Credit Quality Overview

($ in millions)	Jun 30, 2026	Dec 31, 2025
Nonaccrual loans
Commercial loans	$4,735	5,266
Consumer loans	2,908	2,935
Total nonaccrual loans	$7,643	8,201
Nonaccrual loans as a % of total loans	0.74%	0.83

Allowance for credit losses (ACL) for loans	$14,407	14,337
ACL for loans as a % of total loans	1.40%	1.45

	Quarter ended June 30,
	2026	2025
Net loan charge-offs as a % of (1):
Average commercial loans	0.10%	0.18
Average consumer loans	0.74	0.81

	Six months ended June 30,
	2026	2025
Average commercial loans	0.17%	0.17
Average consumer loans	0.76	0.83
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
We had $16.9 billion classified as criticized in accordance with regulatory guidance for our commercial and industrial loans and lease financing portfolio at June 30, 2026, compared with $15.9 billion at December 31, 2025. The increase was predominantly driven by loans in the technology, telecom and

26	Wells Fargo & Company

media and the equipment, machinery, and parts manufacturing industries.
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

Table 12 provides our commercial and industrial loans and lease financing by industry using the North American Industry Classification System. The portfolio increased at June 30, 2026, compared with December 31, 2025, as a result of increased originations and loan draws, partially offset by paydowns.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry

	June 30, 2026				December 31, 2025
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)(2)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)(2)
Financials except banks
Asset managers and funds (3)	$2	73,530	7%	$127,199	1	68,216	7%	$124,491
Commercial finance (4)	90	62,377	6	99,766	108	60,543	6	97,345
Consumer finance (5)	117	31,945	3	47,353	129	27,794	3	45,322
Real estate finance (6)	19	40,986	4	44,598	7	34,514	3	39,043
Total financials except banks	228	208,838	20	318,916	245	191,067	19	306,201
Technology, telecom and media	256	28,014	3	74,926	49	22,052	2	74,423
Real estate and construction	84	31,772	3	65,977	66	28,501	3	60,080
Equipment, machinery and parts manufacturing	29	28,548	3	58,325	33	25,897	3	53,990
Retail	176	21,665	2	46,518	208	19,571	2	42,792
Materials and commodities	90	15,322	1	38,887	100	13,584	1	35,706
Food and beverage manufacturing	46	17,068	2	36,191	286	17,706	2	33,819
Oil, gas and pipelines	1	11,432	1	34,617	3	10,197	1	31,698
Health care and pharmaceuticals	22	13,364	1	33,624	22	13,250	1	31,289
Auto related	7	17,316	2	32,326	7	16,979	2	32,164
Commercial services	98	11,705	1	29,938	65	11,308	1	27,389
Utilities	17	8,653	*	29,580	18	8,232	*	28,187
Entertainment and recreation	89	13,505	1	21,777	17	13,199	1	20,832
Insurance and fiduciaries	1	4,941	*	20,585	1	4,132	*	17,226
Transportation services	65	8,863	*	17,963	156	8,094	*	16,594
Diversified or miscellaneous	50	8,594	*	17,327	58	11,317	1	29,319
Securities-based (7)	—	28,193	3	28,193	—	26,007	3	26,007
Other (8)	74	25,520	2	44,298	53	26,518	3	45,805
Total	$1,333	503,313	49%	$949,968	1,387	467,611	47%	$913,521
*Less than 1%.
1.Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit and discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. For additional information on issued letters of credit, see Note 13 (Guarantees and Other Commitments) to Financial Statements in this Report.
2.We use credit derivatives, which had notional amounts of $9.2 billion and $8.2 billion at June 30, 2026, and December 31, 2025, respectively, to hedge certain loan exposures. These amounts are not shown as reductions to total commitments. For additional information on credit derivatives, see Note 10 (Derivatives) to Financial Statements in this Report.
3.Includes loans for subscription or capital calls and loans to securities firms.
4.Includes asset-based lending and leasing, including loans to special purpose entities, loans to commercial leasing entities, and structured lending facilities to commercial loan managers.
5.Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
6.Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.
7.In second quarter 2026, we reclassified prime brokerage and other margin loans to clients of the Corporate and Investment Banking operating segment from Other to Securities-based. We also reclassified securities-based loans to clients of the Wealth and Investment Management operating segment from various industry categories, including the Technology, telecom and media and Insurance and fiduciaries industry categories, to Securities-based. Securities-based loans are collateralized by securities in client accounts. Prior period balances have been revised to conform with the current period presentation.
8.No other category had total loans in excess of $8.4 billion and $8.3 billion at June 30, 2026, and December 31, 2025, respectively.
Our commercial and industrial loans and lease financing portfolio included non-U.S. loans of $81.9 billion and $81.0 billion at June 30, 2026, and December 31, 2025, respectively. Significant industry concentrations of non-U.S. loans at June 30, 2026, and December 31, 2025, respectively, included:
•$40.3 billion and $38.0 billion in the financials except banks industry (prior period balance has been revised to conform with the current period presentation for securities-based loans);
•$13.2 billion and $13.7 billion in the securities-based industry;
•$8.3 billion and $8.2 billion in the banks industry; and
•$2.0 billion and $1.8 billion in the oil, gas and pipelines industry.

Wells Fargo & Company	27

Risk Management – Credit Risk Management (continued)

COMMERCIAL REAL ESTATE (CRE).  Our CRE loan portfolio is composed of CRE mortgage and CRE construction loans. The total CRE loan portfolio at June 30, 2026, was stable compared with December 31, 2025. Unfunded credit commitments were $6.2 billion at both June 30, 2026, and December 31, 2025, for CRE mortgage loans and $11.8 billion and $9.2 billion, respectively, for CRE construction loans.
The portfolio is diversified both geographically and by property type. At June 30, 2026, the five states with the largest geographic concentrations of CRE loans, as shown in Table 13, represented a combined 51% of the total CRE portfolio. The largest property type concentrations were apartments at 27% and industrial/warehouse at 22% of the portfolio at June 30, 2026.
We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings and classify them as criticized in accordance with regulatory guidance. CRE mortgage loans classified as criticized were $11.8 billion and $13.4 billion at June 30, 2026, and December 31, 2025, respectively. CRE construction loans classified as criticized were $1.2 billion and $1.7 billion at June 30, 2026, and December 31, 2025, respectively. The decrease in criticized CRE loans was primarily driven by the office, apartments, and industrial/warehouse property types.

Table 13 provides our CRE loans by state and property type.
Table 13: CRE Loans by State and Property Type

					June 30, 2026				December 31, 2025
	Real estate mortgage		Real estate construction		Total commercial real estate				Total commercial real estate
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Loans as % of total loans	Total commitments (1)	Loans outstanding balance	Total commitments (1)
By state:
California	$527	24,325	176	1,823	703	26,148	3%	$29,402	26,208	28,918
New York	330	13,223	—	1,756	330	14,979	1	16,159	15,890	17,182
Florida	308	9,588	—	1,565	308	11,153	1	12,382	10,671	11,413
Texas	267	9,217	—	1,183	267	10,400	1	12,074	10,206	13,018
Arizona	3	4,683	—	418	3	5,101	*	5,426	5,364	6,045
Other (2)	1,457	59,093	334	6,112	1,791	65,205	6	75,560	63,945	71,077
Total	$2,892	120,129	510	12,857	3,402	132,986	13%	$151,003	132,284	147,653
By property type:
Apartments	$318	29,546	19	6,910	337	36,456	4%	$42,146	36,974	41,554
Industrial/warehouse	22	27,305	—	1,825	22	29,130	3	36,127	25,959	31,377
Office	1,734	18,721	491	1,281	2,225	20,002	2	21,084	21,958	23,360
Hotel/motel	608	11,106	—	685	608	11,791	1	12,357	12,764	13,154
Retail (excl shopping center)	45	9,920	—	117	45	10,037	*	10,833	10,568	11,476
Shopping center	2	9,635	—	120	2	9,755	*	10,600	9,353	9,800
Institutional	9	5,138	—	510	9	5,648	*	6,033	5,402	5,852
Other	154	8,758	—	1,409	154	10,167	*	11,823	9,306	11,080
Total	$2,892	120,129	510	12,857	3,402	132,986	13%	$151,003	132,284	147,653
*    Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 13 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes 45 states and non-U.S. loans. No state in Other had loans in excess of $4.8 billion at both June 30, 2026, and December 31, 2025. Non-U.S. loans were $5.0 billion and $5.7 billion at June 30, 2026, and December 31, 2025, respectively.

28	Wells Fargo & Company

NON-U.S. LOANS. Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At June 30, 2026, non-U.S. loans totaled $87.0 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $86.7 billion, or approximately 9% of our total consolidated loans outstanding, at December 31, 2025. Non-U.S. loans were approximately 4% of our total consolidated assets at both June 30, 2026, and December 31, 2025.

COUNTRY RISK EXPOSURE. Our country risk monitoring process incorporates centralized monitoring of economic, political, social, legal, and transfer risks in countries where we do or plan to do business, along with frequent dialogue with our customers, counterparties and regulatory agencies. We establish exposure limits for each country through a centralized oversight process based on customer needs, and through consideration of the relevant and distinct risk of each country. We monitor exposures closely and adjust our country limits in response to changing conditions. We evaluate our individual country risk exposure based on our assessment of a borrower’s ability to repay, which gives consideration for allowable transfers of risk, such as guarantees and collateral, and may be different from the reporting based on a borrower’s primary address. Our largest single country exposure outside the U.S. at June 30, 2026, was the United Kingdom, which totaled $35.3 billion, or approximately 2% of our total assets, of which $3.3 billion were sovereign exposures and included deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

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
Table 14: Top 20 Country Exposures (1)

	June 30, 2026					December 31, 2025
(in millions)	Deposits with banks (2)	Lending	Securities	Derivatives and other	Total (3)	Total (4)
United Kingdom	$3,710	28,191	313	3,037	35,251	33,233
Canada	1,257	13,158	2,190	1,289	17,894	19,548
Japan	13,859	174	528	181	14,742	17,296
Luxembourg	1,620	10,693	17	386	12,716	10,872
Cayman Islands	—	8,666	—	452	9,118	9,878
Ireland	29	4,616	164	418	5,227	6,222
Guernsey	—	4,718	2	14	4,734	5,866
Germany	318	3,352	156	74	3,900	4,159
Netherlands	—	3,464	277	125	3,866	3,606
France	12	3,367	3	413	3,795	4,440
Bermuda	—	3,576	9	47	3,632	3,734
Switzerland	209	1,553	21	911	2,694	2,150
South Korea	6	2,271	114	4	2,395	2,225
Australia	581	593	339	582	2,095	1,432
Spain	1	1,343	286	458	2,088	1,983
Jersey	—	1,268	45	152	1,465	1,321
India	4	988	357	—	1,349	912
China	157	632	455	43	1,287	1,282
Chile	—	1,035	190	1	1,226	1,511
Hong Kong	49	287	832	13	1,181	1,177
Total	$21,812	93,945	6,298	8,600	130,655	132,847
(1)Top 20 country exposures reflected 90% of our total non-U.S. exposure at both June 30, 2026, and December 31, 2025.
(2)Primarily deposited with central banks.
(3)Top 20 country exposures to central banks and financial institutions was $82.3 billion.
(4)The 2025 exposures correspond to the ranking of the top 20 country exposures at June 30, 2026, and do not necessarily reflect our top 20 country exposures at December 31, 2025.

Wells Fargo & Company	29

Risk Management – Credit Risk Management (continued)

RESIDENTIAL MORTGAGE LOANS. Our residential mortgage loan portfolio is composed of 1–4 family first and junior lien mortgage loans. Junior lien mortgage loans consist of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. Residential mortgage – first lien loans represented 97% of the total residential mortgage loan portfolio at both June 30, 2026, and December 31, 2025.

The residential mortgage loan portfolio includes loans with adjustable-rate features. We monitor the risk of default as a result of interest rate increases on adjustable-rate mortgage (ARM) loans, which may be mitigated by product features that limit the amount of the increase in the contractual interest rate. The default risk of these loans is considered in our ACL for loans. ARM loans were $74.5 billion, or 7% of total loans, at June 30, 2026, compared with $70.8 billion, or 7% of total loans, at December 31, 2025, with an initial reset date in 2028 or later for the majority of this portfolio at June 30, 2026. We do not offer option ARM products or loans with negative amortization features.

The outstanding balance of residential mortgage lines of credit (both first and junior lien) was $9.3 billion at June 30, 2026, compared with $10.3 billion at December 31, 2025. The unfunded credit commitments for these lines of credit totaled $11.6 billion at June 30, 2026, compared with $15.2 billion at December 31, 2025. For additional information on our residential mortgage loan portfolio, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2025 Form 10-K.
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
Table 15: Residential Mortgage Loans

	June 30, 2026		December 31, 2025
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
California (1)	$109,117	10%	$108,080	11%
New York	29,988	3	30,128	3
Washington	10,795	1	10,727	1
New Jersey	9,377	1	9,481	1
Florida	8,933	1	8,922	1
Other (2)	60,657	6	61,580	6
Government insured/guaranteed loans (3)	4,956	—	5,569	1
Total first lien mortgage portfolio	233,823	22	234,487	24
Total junior lien mortgage portfolio (4)	6,951	1	7,703	1
Total residential mortgage loan portfolio	$240,774	23%	$242,190	25%
(1)Our first lien mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 3% of total loans.
(2)Consists of 45 states; no state in Other had loans in excess of $6.3 billion and $6.4 billion at June 30, 2026, and December 31, 2025, respectively.
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
(4)Includes loans of $2.2 billion and $2.4 billion in California, and no other state had loans in excess of $640 million and $730 million at June 30, 2026, and December 31, 2025, respectively.

30	Wells Fargo & Company

CREDIT CARD, AUTO, AND OTHER CONSUMER LOANS. Table 16 shows the outstanding balance of our credit card, auto, and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 3 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 16: Credit Card, Auto, and Other Consumer Loans

	June 30, 2026		December 31, 2025
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$58,394	6%	$59,540	6%
Auto	56,924	5	50,487	5
Other consumer:
Securities-based	32,231	3	26,206	3
Other	6,493	1	7,849	1
Total other consumer	38,724	4	34,055	4
Total	$154,042	15%	$144,082	15%
Credit Card.  The decrease in the outstanding balance at June 30, 2026, compared with December 31, 2025, was due to lower purchase volume as well as paydowns.

Auto.  The increase in the outstanding balance at June 30, 2026, compared with December 31, 2025, was due to loan originations exceeding paydowns.

Other Consumer.  The increase in the outstanding balance at June 30, 2026, compared with December 31, 2025, was due to an increase in securities-based lending.
Securities-based loans, including margin loans and securities-based credit lines, are originated by the WIM operating segment and are collateralized by securities in client brokerage accounts. The collateral is monitored and the loans have provisions that allow us to require additional collateral if the fair value of the existing collateral declines. Accordingly, these loans generally do not have an allowance for credit losses given their minimal expected credit risk.

Wells Fargo & Company	31

Risk Management – Credit Risk Management (continued)

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS). For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2025 Form 10-K. Table 17 summarizes nonperforming assets.

Table 17: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Jun 30, 2026	Dec 31, 2025
Nonaccrual loans:
Commercial and industrial	$1,248	1,312
Commercial real estate	3,402	3,879
Lease financing	85	75
Total commercial	4,735	5,266
Residential mortgage (1)	2,811	2,838
Auto	72	70
Other consumer	25	27
Total consumer	2,908	2,935
Total nonaccrual loans	$7,643	8,201
As a percentage of total loans	0.74%	0.83
Foreclosed assets:
Government insured/guaranteed (2)	$6	8
Commercial	259	262
Consumer	36	32
Total foreclosed assets	301	302
Total nonperforming assets	$7,944	8,503
As a percentage of total loans	0.77%	0.86
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
Total nonaccrual loans decreased $558 million from December 31, 2025, driven by lower commercial real estate nonaccrual loans.

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
Table 18: Analysis of Changes in Nonaccrual Loans

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Commercial nonaccrual loans
Balance, beginning of period	$5,513	4,883	$5,266	4,618
Inflows	1,034	1,067	2,612	2,199
Outflows:
Returned to accruing	(202)	(274)	(343)	(341)
Foreclosures	—	—	—	—
Charge-offs	(326)	(305)	(730)	(537)
Payments, sales and other	(1,284)	(808)	(2,070)	(1,376)
Total outflows	(1,812)	(1,387)	(3,143)	(2,254)
Balance, end of period	4,735	4,563	4,735	4,563
Consumer nonaccrual loans
Balance, beginning of period	2,956	3,095	2,935	3,112
Inflows	260	435	552	700
Outflows:
Returned to accruing	(110)	(128)	(221)	(241)
Foreclosures	(22)	(18)	(43)	(40)
Charge-offs	(18)	(37)	(37)	(52)
Payments, sales and other	(158)	(153)	(278)	(285)
Total outflows	(308)	(336)	(579)	(618)
Balance, end of period	2,908	3,194	2,908	3,194
Total nonaccrual loans	$7,643	7,757	$7,643	7,757
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at June 30, 2026:
•98% of total commercial nonaccrual loans were secured, of which 72% were secured by real estate.
•68% of total commercial nonaccrual loans were current on interest and 52% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans were secured, of which 97% were secured by real estate and 98% had an LTV ratio of 80% or less.
•$361 million of the $444 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

Wells Fargo & Company	33

Risk Management – Credit Risk Management (continued)

NET CHARGE-OFFS. Table 19 presents net loan charge-offs.

Table 19: Net Loan Charge-offs

	Quarter ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
($ in millions)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)
Commercial and industrial	$131	0.11%	$179	0.18%	$462	0.20%	$287	0.15%
Commercial real estate	16	0.05	61	0.18	35	0.05	156	0.23
Lease financing	9	0.23	7	0.17	19	0.25	15	0.19
Total commercial	156	0.10	247	0.18	516	0.17	458	0.17
Residential mortgage	(14)	(0.02)	(3)	—	(28)	(0.02)	(18)	(0.01)
Credit card	600	4.18	622	4.54	1,205	4.20	1,272	4.65
Auto	54	0.39	30	0.29	117	0.44	94	0.45
Other consumer	80	0.88	101	1.35	166	0.95	200	1.37
Total consumer	720	0.74	750	0.81	1,460	0.76	1,548	0.83
Total	$876	0.34%	$997	0.44%	$1,976	0.39%	$2,006	0.44%
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
The decrease in commercial net loan charge-offs in second quarter 2026, compared with the same period a year ago, was driven by lower losses in our commercial and industrial and commercial real estate portfolios.

The decrease in consumer net loan charge-offs in second quarter 2026, compared with the same period a year ago, was due to lower losses in our credit card and other consumer portfolios, partially offset by higher losses in our auto portfolio.

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

34	Wells Fargo & Company

Table 20 presents the allocation of the ACL for loans by loan portfolio segment and class.
Table 20: Allocation of the ACL for Loans

	Jun 30, 2026			Dec 31, 2025
($ in millions)	ACL	ACL as % of loan class	Loans as % of total loans	ACL	ACL as % of loan class	Loans as % of total loans
Commercial and industrial	$4,834	0.99%	47	$4,510	1.00%	46
Commercial real estate	2,349	1.77	13	2,737	2.07	13
Lease financing	212	1.35	2	210	1.35	1
Total commercial	7,395	1.16	62	7,457	1.24	60
Residential mortgage (1)	543	0.23	23	555	0.23	25
Credit card	4,974	8.52	6	4,956	8.32	6
Auto	948	1.67	5	817	1.62	5
Other consumer	547	1.41	4	552	1.62	4
Total consumer	7,012	1.78	38	6,880	1.78	40
Total	$14,407	1.40%	100	$14,337	1.45%	100
Components:
Allowance for loan losses			$13,905			13,797
Allowance for unfunded credit commitments			502			540
Allowance for credit losses for loans			$14,407			14,337
Ratio of allowance for loan losses to total net loan charge-offs (2)			3.96x			3.45
Ratio of allowance for loan losses to total nonaccrual loans			1.82			1.68
Allowance for loan losses as a percentage of total loans			1.35%			1.40
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
(2)Total net loan charge-offs are annualized for the quarter ended June 30, 2026.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 20 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.

The ACL for loans increased $70 million from December 31, 2025, reflecting a higher allowance for commercial and industrial and auto loans driven by higher loan balances, partially offset by a lower allowance for commercial real estate loans. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 3 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. We weighted the base scenario and the downside scenarios in our estimate of the ACL for loans at June 30, 2026. The base scenario assumed uncertainty related to trade policies, increased inflation along with slowing economic growth, increased unemployment rates, and a decline in commercial real estate prices. The downside scenarios assumed a more substantial economic contraction due to lower business and consumer confidence, declining property values, and ongoing uncertainty related to global geopolitical events.

Additionally, we consider qualitative factors that represent management’s judgment of risks related to our processes and assumptions used in establishing the ACL such as economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and emerging risk assessments.
The forecasted key economic variables used in our estimate of the ACL for loans at June 30, 2026, and March 31, 2026, are presented in Table 21.

Table 21: Forecasted Key Economic Variables

	4Q 2026	2Q 2027	4Q 2027
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
June 30, 2026	4.4%	4.8	5.3
March 31, 2026	5.0	5.6	6.0

U.S. real GDP (2):
June 30, 2026	1.7	(0.8)	0.0
March 31, 2026	(0.3)	0.8	2.0

Home price index (3):
June 30, 2026	1.3	(1.5)	(4.6)
March 31, 2026	(3.8)	(5.5)	(4.3)

Commercial real estate asset prices (3):
June 30, 2026	2.7	(1.2)	(7.7)
March 31, 2026	(7.2)	(7.3)	(4.6)
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

Risk Management – Credit Risk Management (continued)

We believe the ACL for loans of $14.4 billion at June 30, 2026, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2025 Form 10-K.

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
Table 22: Net Interest Income Sensitivity Over the Next 12 Months Using Instantaneous Movements

($ in billions)	Jun 30, 2026	Dec 31, 2025
Parallel shift:
+100 bps shift in interest rates	$1.3	1.9
-100 bps shift in interest rates	(1.9)	(2.3)
-200 bps shift in interest rates	(4.4)	(5.3)

Steeper yield curve:
+100 bps shift in long-term interest rates	0.4	0.5
-100 bps shift in short-term interest rates	(1.4)	(1.8)

Flatter yield curve:
+100 bps shift in short-term interest rates	0.9	1.4
-100 bps shift in long-term interest rates	(0.5)	(0.4)

The changes in our interest rate sensitivity from December 31, 2025, to June 30, 2026, reflected updates for our expected balance sheet composition. Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income. The realized impact of interest rate changes may vary from our base and hypothetical scenarios for various reasons, including any deposit pricing lags. We use interest rate derivatives and our debt securities portfolio to manage our interest rate exposures.

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

Wells Fargo & Company	37

Risk Management – Asset/Liability Management (continued)
to Financial Statements in this Report for additional information on our debt securities portfolio.

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

38	Wells Fargo & Company

Table 23 shows the Company's Trading General VaR by risk category.
Table 23: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	June 30, 2026			March 31, 2026			June 30, 2025
(in millions)	Average	Low	High	Average	Low	High	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$14	11	18	18	15	26	20	14	36
Interest rate	14	7	22	8	6	12	3	2	7
Equity	28	24	38	21	15	38	20	14	28
Commodity	4	2	20	4	3	13	3	1	4
Foreign exchange	1	1	3	1	1	2	5	3	7
Diversification benefit (1)	(30)			(23)			(21)
Company Trading General VaR	$31			29			30
(1)The diversification effect arises because the risks are not perfectly correlated causing a portfolio of positions to usually be less risky than the sum of the risks of the positions alone. The diversification benefit is not meaningful for low and high metrics since they may occur on different days.
MARKET RISK – EQUITY SECURITIES. We are directly and indirectly affected by changes in the equity markets. We make and manage investments in various businesses, such as start-up companies and emerging growth companies, some of which are made by our venture capital business. For additional information, see the “Risk Management – Asset/Liability Management – Market Risk –
Equity Securities” section in our 2025 Form 10-K.

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

To help achieve this objective, the Board establishes liquidity guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. These guidelines are monitored on a monthly basis by the management-level Corporate Asset/
Liability Committee and on a quarterly basis by the Board. These guidelines are established and monitored for both the Company and the Parent on a stand-alone basis so that the Parent is a source of strength for its banking subsidiaries. For additional information on liquidity risk and funding management, see the “Risk Management – Liquidity Risk and Funding” section in our 2025 Form 10-K.

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

We are also subject to a rule issued by the FRB, OCC and FDIC that establishes a stable funding requirement, known as the net stable funding ratio (NSFR). The NSFR requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company and to our IDIs with total assets of $10 billion or more. As of June 30, 2026, we were compliant with the NSFR requirement.

Wells Fargo & Company	39

Risk Management – Asset/Liability Management (continued)
Liquidity Coverage Ratio. As of June 30, 2026, the Company and Wells Fargo Bank, N.A. exceeded the minimum LCR requirement of 100%. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.
Table 24 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.
Table 24: Liquidity Coverage Ratio

	Average for quarter ended
(in millions, except ratio)	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025
HQLA (1):
Eligible cash	$155,729	146,454	131,453
Eligible securities (2)	258,511	256,743	236,155
Total HQLA	414,240	403,197	367,608
Projected net cash outflows (3)	347,085	335,531	303,111
LCR	119%	120	121
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
Liquidity Sources. As of June 30, 2026, the Company had approximately $979.7 billion of total available liquidity sources. Table 25 presents the components of our available liquidity sources.

We maintain primary sources of liquidity in the form of central bank deposits and high-quality liquid debt securities, which collectively totaled $543.7 billion as of June 30, 2026. Our high-quality liquid debt securities presented in Table 25 are substantially the same in composition as HQLA eligible securities under the LCR rule; however, they will generally exceed HQLA eligible securities due to the applicable LCR haircuts and the exclusion of LCR adjustments for excess liquidity that is not transferable from certain subsidiaries.
We believe our high-quality liquid debt securities provide reliable sources of liquidity through sales or by pledging to obtain financing, in both normal and stressed market conditions. High-quality liquid debt securities include AFS, HTM, and trading debt securities, as well as debt securities received through securities financing activities.

As of June 30, 2026, we had approximately $713.4 billion of borrowing capacity at the Federal Reserve Discount Window and Federal Home Loan Banks (FHLB). This borrowing capacity included $277.4 billion related to pledged high-quality liquid debt securities within our primary sources of liquidity and $436.0 billion related to pledged loans and other debt securities within our contingent sources of liquidity.
Table 25: Total Available Liquidity Sources

(in millions)	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025
Primary sources of liquidity:
Central bank deposits	$156,460	135,952	155,384
High-quality liquid debt securities (1)	387,251	406,849	331,076
Total	543,711	542,801	486,460
Contingent sources of liquidity (2):
Pledged loans and other	435,968	411,001	351,602
Total available liquidity	$979,679	953,802	838,062
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

Deposits have historically provided a sizable source of relatively low-cost funds. Loans were 69% of total deposits at both June 30, 2026, and December 31, 2025.

Short-term funding, which generally matures in less than 30 days, includes federal funds purchased and securities loaned or sold under repurchase agreements and short-term borrowings. The balances of securities loaned or sold under agreements to repurchase may vary over time due to client activity in our Markets business, our own demand for financing, and our overall mix of liabilities. Securities sold under agreements to repurchase increased at June 30, 2026, from December 31, 2025, driven by increased client-driven activity in our Markets business. For additional information, see the “Collateralized Financing Activities and Deposits”, “Short-term Borrowings”, and “Long-term Debt” sections of Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2025 Form 10-K.

We may pledge financial instruments that we own to collateralize repurchase agreements and other securities financings, as well as borrowings from the FHLB. For additional information, see the

40	Wells Fargo & Company

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

Table 26 provides the aggregate carrying value of long-term debt as of June 30, 2026, and December 31, 2025, and maturities (based on contractual payment dates) for 2026 and the following years thereafter.
Table 26: Maturity of Long-Term Debt

	June 30, 2026							Dec 31, 2025
(in millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total	Total
Wells Fargo & Company (Parent Only)
Senior debt	$6,039	5,648	23,796	21,132	12,803	71,078	140,496	136,198
Subordinated debt	299	2,454	—	—	—	11,114	13,867	16,358
Junior subordinated debt	—	97	—	275	—	523	895	1,192
Total long-term debt – Parent	6,338	8,199	23,796	21,407	12,803	82,715	155,258	153,748
Wells Fargo Bank, N.A., and other bank entities (Bank)
Senior debt	6,448	1,784	614	740	1,435	2,999	14,020	10,209
Subordinated debt	—	26	195	—	—	2,908	3,129	3,169
Credit card securitizations (1)	—	2,247	1,489	1,236	—	—	4,972	3,775
Other bank debt	21	37	56	131	220	1,569	2,034	2,083
Total long-term debt – Bank	6,469	4,094	2,354	2,107	1,655	7,476	24,155	19,236
Other consolidated subsidiaries
Senior debt	77	337	73	476	344	1,419	2,726	1,728
Total long-term debt – Other consolidated subsidiaries	77	337	73	476	344	1,419	2,726	1,728
Total long-term debt	$12,884	12,630	26,223	23,990	14,802	91,610	182,139	174,712
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

On May 6, 2026, Fitch Ratings affirmed Wells Fargo & Company's ratings and maintained the stable outlook.
There were no other actions undertaken by the ratings agencies with regard to our credit ratings during second quarter 2026.

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

The credit ratings of the Parent and Wells Fargo Bank, N.A., as of June 30, 2026, are presented in Table 27.
Table 27: Credit Ratings as of June 30, 2026

	Wells Fargo & Company			Wells Fargo Bank, N.A.
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Moody’s Investors Service	A1	P-1	Stable	Aa2	P-1	Stable
S&P Global Ratings	BBB+	A-2	Positive	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	AA-	F1+	Stable

Wells Fargo & Company	41

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

Table 28 presents the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of June 30, 2026.

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

The capital conservation buffer used in the Advanced Approach is set at 2.50% and is intended to absorb losses during times of economic or financial stress.

The FRB may also impose a discretionary countercyclical buffer of up to 2.50% to the risk-based capital requirements during periods of elevated risk in the financial system. The countercyclical buffer was 0.00% as of June 30, 2026.
Table 28: Risk-Based Capital Requirements – Standardized and Advanced Approaches

42	Wells Fargo & Company

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
Table 29: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Jun 30, 2026		Dec 31, 2025	Required Capital Ratios (1)	Jun 30, 2026	Dec 31, 2025
Common Equity Tier 1	(A)		$137,698		137,346		137,698	137,346
Tier 1 capital	(B)		152,737		153,567		152,737	153,567
Total capital	(C)		184,202		184,682		174,208	174,617
Risk-weighted assets	(D)		1,342,325		1,294,609		1,140,242	1,112,533
Common Equity Tier 1 capital ratio	(A)/(D)	8.50%	10.26	*	10.61	8.50	12.08	12.35
Tier 1 capital ratio	(B)/(D)	10.00	11.38	*	11.86	10.00	13.40	13.80
Total capital ratio	(C)/(D)	12.00	13.72	*	14.27	12.00	15.28	15.70
*Denotes the binding framework, which is the lower of the Standardized and Advanced Approaches, at June 30, 2026.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at June 30, 2026.

Wells Fargo & Company	43

Capital Management (continued)
Table 30 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches.
Table 30: Risk-Based Capital Calculation and Components

(in millions)		Jun 30, 2026	Dec 31, 2025
Total equity		$182,323	183,038
Adjustments:
Preferred stock		(15,348)	(16,608)
Additional paid-in capital on preferred stock		139	141
Noncontrolling interests		(2,133)	(1,920)
Total common stockholders’ equity		$164,981	164,651
Adjustments:
Goodwill		(24,963)	(24,967)
Certain identifiable intangible assets (other than MSRs)		(732)	(823)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)		(648)	(705)
Applicable deferred taxes related to goodwill and other intangible assets (1)		1,065	1,063
Other		(2,005)	(1,873)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$137,698	137,346
Preferred stock		15,348	16,608
Additional paid-in capital on preferred stock		(139)	(141)
Other		(170)	(246)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$152,737	153,567

Long-term debt and other instruments qualifying as Tier 2		17,118	16,736
Qualifying allowance for credit losses (2)		14,727	14,659
Other		(380)	(280)
Total Tier 2 capital under the Standardized Approach	(B)	$31,465	31,115
Total qualifying capital under the Standardized Approach	(A)+(B)	$184,202	184,682

Long-term debt and other instruments qualifying as Tier 2		17,118	16,736
Qualifying allowance for credit losses (2)		4,733	4,594
Other		(380)	(280)
Total Tier 2 capital under the Advanced Approach	(C)	$21,471	21,050
Total qualifying capital under the Advanced Approach	(A)+(C)	$174,208	174,617
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

44	Wells Fargo & Company

Table 31 provides the composition and net changes in the components of RWAs under the Standardized and Advanced Approaches.
Table 31: Risk-Weighted Assets

	Standardized Approach			Advanced Approach
(in millions)	Jun 30, 2026	Dec 31, 2025	$ Change	Jun 30, 2026	Dec 31, 2025	$ Change
Risk-weighted assets (RWAs):
Credit risk	$1,294,497	1,243,455	51,042	811,989	785,554	26,435
Market risk	47,828	51,154	(3,326)	47,828	51,154	(3,326)
Operational risk	N/A	N/A	N/A	280,425	275,825	4,600
Total RWAs	$1,342,325	1,294,609	47,716	1,140,242	1,112,533	27,709
Table 32 provides an analysis of changes in CET1.
Table 32: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2025	$137,346
Net income applicable to common stock	11,160
Common stock dividends	(2,757)
Common stock issued, repurchased, and stock compensation-related items	(6,467)
Changes in accumulated other comprehensive income (loss)	(1,604)
Goodwill	4
Certain identifiable intangible assets (other than MSRs)	91
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)	57
Applicable deferred taxes related to goodwill and other intangible assets (1)	2
Other	(134)
Change in Common Equity Tier 1	352
Common Equity Tier 1 at June 30, 2026	$137,698
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.

Wells Fargo & Company	45

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

Table 33 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 33: Tangible Common Equity

		Balance at period-end			Average balance
		Period ended			Quarter ended			Six months ended
(in millions, except ratios)		Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Total equity		$182,323	180,313	182,954	181,910	183,693	183,268	182,797	183,312
Adjustments:
Preferred stock		(15,348)	(15,348)	(16,608)	(15,348)	(16,333)	(18,278)	(15,838)	(18,442)
Additional paid-in capital on preferred stock		139	139	141	139	140	143	140	144
Noncontrolling interests		(2,133)	(1,916)	(1,843)	(1,972)	(1,915)	(1,818)	(1,944)	(1,856)
Total common stockholders’ equity	(A)	164,981	163,188	164,644	164,729	165,585	163,315	165,155	163,158
Adjustments:
Goodwill		(24,963)	(24,965)	(25,071)	(24,966)	(24,967)	(25,070)	(24,966)	(25,102)
Certain identifiable intangible assets (other than MSRs)		(732)	(765)	(902)	(748)	(788)	(863)	(768)	(468)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)		(648)	(705)	(674)	(704)	(705)	(674)	(705)	(704)
Applicable deferred taxes related to goodwill and other intangible assets (1)		1,065	1,064	1,060	1,065	1,063	989	1,064	647
Tangible common equity	(B)	$139,703	137,817	139,057	139,376	140,188	137,697	139,780	137,531
Common shares outstanding	(C)	3,028.5	3,064.3	3,220.4	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$6,160	5,000	5,214	$11,160	9,830
Book value per common share	(A)/(C)	$54.48	53.25	51.13	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	46.13	44.98	43.18	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	15.00%	12.25	12.81	13.63%	12.15
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	17.73	14.47	15.19	16.10	14.41
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
LEVERAGE REQUIREMENTS. As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio. Our SLR requirement consists of a minimum requirement plus a supplementary leverage buffer equal to half of our G-SIB capital surcharge calculated under method one. Table 34 presents the leverage requirements applicable to the Company as of June 30, 2026.
Table 34: Leverage Requirements Applicable to the Company

46	Wells Fargo & Company

In addition, our IDIs are required to maintain an SLR of at least 3.50% to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio of 5.00%. The SLR requirement for our IDIs consists of a minimum requirement plus a supplementary leverage buffer equal to half of our G-SIB capital surcharge calculated under method one, with the buffer capped at 1.00%. At June 30, 2026, each of our IDIs exceeded their applicable SLR and Tier 1 leverage requirements.

Table 35 presents information regarding the calculation and components of the Company’s SLR and Tier 1 leverage ratio.
Table 35: Leverage Ratios for the Company

($ in millions)		Quarter ended June 30, 2026
Tier 1 capital	(A)	$152,737
Total consolidated assets		2,282,201
Adjustments:
Derivatives (1)		89,997
Repo-style transactions (2)		13,450
Credit equivalent amounts of other off-balance sheet exposures		338,757
Other (3)		(81,943)
Total adjustments		360,261
Total leverage exposure	(B)	$2,642,462
Supplementary leverage ratio	(A)/(B)	5.78%

Total adjusted average assets (4)	(C)	$2,199,518
Tier 1 leverage ratio	(A)/(C)	6.94%
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
TOTAL LOSS ABSORBING CAPACITY. As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional Tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of June 30, 2026, are presented in Table 36.
Table 36: Components Used to Calculate TLAC and Eligible Unsecured Long-Term Debt Requirements

TLAC requirement Greater of:
18.00% of RWAs	7.50% of total leverage exposure (the denominator of the SLR calculation)
+	+
TLAC buffer (equal to 2.50% of RWAs + method one G-SIB capital surcharge + any countercyclical buffer)	External TLAC leverage buffer (equal to half of method one G-SIB capital surcharge)

Minimum amount of eligible unsecured long-term debt Greater of:
6.00% of RWAs	2.50% of total leverage exposure
+	+
Greater of method one and method two G-SIB capital surcharge	Half of method one G-SIB capital surcharge

Table 37 provides our TLAC and eligible unsecured long-term debt and related ratios.
Table 37: TLAC and Eligible Unsecured Long-Term Debt

June 30, 2026
($ in millions)	TLAC	Regulatory Minimum (1)	Eligible Unsecured Long-term Debt	Regulatory Minimum
Total eligible amount	$306,119		142,308

Percentage of RWAs (2)	22.81%	21.50	10.60	7.50
Percentage of total leverage exposure	11.58	8.00	5.39	3.00
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

Our principal U.S. broker-dealer subsidiaries, Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, are subject to regulations to maintain minimum net capital requirements. As of June 30, 2026, these broker-dealer subsidiaries were in compliance with their respective regulatory minimum net capital requirements.

Wells Fargo & Company	47

Capital Management (continued)
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

During the first half of 2026, we issued $875 million of common stock, substantially all of which was issued in connection with employee compensation and benefits, and we repurchased 84 million shares of common stock at a cost of $7.1 billion. We paid $3.3 billion of common and preferred stock dividends during the first half of 2026.
On July 28, 2026, the Board approved an increase to the Company’s third quarter 2026 common stock dividend to $0.50 per share.

Securities Repurchases
On April 29, 2025, we announced that the Board authorized the repurchase of up to $40 billion of common stock. Unless modified or revoked by the Board, this authorization does not expire. At June 30, 2026, we had remaining Board authority to repurchase up to approximately $22.7 billion of common stock.
For additional information about share repurchases during second quarter 2026, see Part II, Item 2 in this Report.
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

For a discussion of significant regulations and regulatory oversight initiatives that have affected or may affect our business, see the “Regulation and Supervision” and “Risk Factors” sections in our 2025 Form 10-K and the “Regulation and Supervision” section in our 2026 First Quarter Report on Form 10-Q.

48	Wells Fargo & Company

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

Wells Fargo & Company	49

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

Not expected to have a material impact on our consolidated financial statements.
ASU 2026-02 – Environmental Credits and Environmental Credit Obligations (Topic 818)	•Effective January 1, 2028; early adoption permitted •Introduces guidance on the recognition, measurement, presentation, and disclosure for environmental credits and environmental credit obligations	Not expected to have a material impact on our consolidated financial statements.

50	Wells Fargo & Company

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

Wells Fargo & Company	51

Forward-Looking Statements (continued)
and other factors deemed relevant by the Company, and may be subject to regulatory approval or conditions.

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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of June 30, 2026, of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) participated in the evaluation. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

54	Wells Fargo & Company

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Interest income
Interest-earning deposits with banks (1)	$1,351	1,353	$2,619	2,826
Federal funds sold and securities borrowed or purchased under resale agreements (1)	1,733	1,107	3,471	2,169
Trading assets (1)	1,904	1,580	3,764	3,101
Available-for-sale and held-to-maturity debt securities (1)	3,708	3,455	7,252	6,776
Loans	14,301	13,573	28,110	26,930
Other interest income (1)	287	252	513	491
Total interest income	23,284	21,320	45,729	42,293
Interest expense
Deposits	5,516	5,061	10,490	10,270
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	2,253	1,429	4,487	2,681
Trading liabilities (1)	295	246	575	487
Long-term debt	2,386	2,609	4,772	5,191
Other interest expense (1)	517	267	992	461
Total interest expense	10,967	9,612	21,316	19,090
Net interest income	12,317	11,708	24,413	23,203
Noninterest income
Deposit and lending-related fees	1,762	1,622	3,474	3,255
Investment advisory and other asset-based fees	2,821	2,499	5,645	5,035
Commissions and brokerage services fees	687	610	1,354	1,248
Investment banking fees	939	696	1,735	1,471
Card fees	1,222	1,173	2,360	2,217
Mortgage banking	256	230	457	562
Net gains from trading and securities	2,241	1,495	3,764	2,389
Other	377	789	866	1,591
Total noninterest income	10,305	9,114	19,655	17,768
Total revenue	22,622	20,822	44,068	40,971
Provision for credit losses	914	1,005	2,049	1,937
Noninterest expense
Personnel	8,851	8,709	18,444	18,183
Technology, telecommunications and equipment	1,457	1,287	2,854	2,510
Occupancy	803	766	1,581	1,527
Professional and outside services	1,109	1,089	2,175	2,127
Advertising and promotion	361	266	730	447
Other	1,080	1,262	2,207	2,476
Total noninterest expense	13,661	13,379	27,991	27,270
Income before income tax expense	8,047	6,438	14,028	11,764
Income tax expense	1,402	916	2,093	1,438
Net income before noncontrolling interests	6,645	5,522	11,935	10,326
Less: Net income (loss) from noncontrolling interests	238	28	275	(62)
Wells Fargo net income	$6,407	5,494	$11,660	10,388
Less: Preferred stock dividends and other	247	280	500	558
Wells Fargo net income applicable to common stock	$6,160	5,214	$11,160	9,830
Per share information
Earnings per common share	$2.02	1.61	$3.64	3.02
Diluted earnings per common share	2.00	1.60	3.60	2.98
Average common shares outstanding	3,044.0	3,232.7	3,061.9	3,256.4
Diluted average common shares outstanding	3,074.6	3,267.0	3,096.0	3,294.2
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
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	55

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Net income before noncontrolling interests	$6,645	5,522	$11,935	10,326
Other comprehensive income (loss), net of tax:
Net change in debt securities	246	181	(637)	1,859
Net change in derivatives and hedging activities	(508)	338	(858)	784
Other	(93)	112	(109)	167
Other comprehensive income (loss), net of tax	(355)	631	(1,604)	2,810
Total comprehensive income before noncontrolling interests	6,290	6,153	10,331	13,136
Less: Other comprehensive loss from noncontrolling interests	—	(1)	—	—
Less: Net income (loss) from noncontrolling interests	238	28	275	(62)
Wells Fargo comprehensive income	$6,052	6,126	$10,056	13,198
The accompanying notes are an integral part of these statements.

56	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(in millions, except shares)	Jun 30, 2026	Dec 31, 2025
Assets
Cash and due from banks	$42,161	39,182
Interest-earning deposits with banks	161,214	135,028
Federal funds sold and securities borrowed or purchased under resale agreements	205,345	193,929
Trading assets (includes assets pledged as collateral of $154,479 and $145,519)	243,168	227,935
Available-for-sale debt securities (amortized cost of $253,593 and $215,775, and includes assets pledged as collateral of $0 and $563)	250,326	213,573
Held-to-maturity debt securities (fair value $166,165 and $175,797)	198,573	208,023
Loans (includes assets pledged as collateral of $1,095 and $1,161)	1,031,115	986,167
Allowance for loan losses	(13,905)	(13,797)
Net loans	1,017,210	972,370
Premises and equipment, net	11,631	11,395
Goodwill	24,963	24,967
Equity securities (includes $2,394 and $2,008 carried at fair value)	42,378	40,932
Other assets (includes $6,782 and $6,996 carried at fair value)	85,232	81,297
Total assets (1)	$2,282,201	2,148,631
Liabilities
Noninterest-bearing deposits	$370,116	365,368
Interest-bearing deposits	1,131,289	1,060,839
Total deposits	1,501,405	1,426,207
Federal funds purchased and securities loaned or sold under repurchase agreements	251,804	232,687
Short-term borrowings	25,168	18,323
Trading liabilities	56,631	45,468
Accrued expenses and other liabilities (includes $387 and $357 carried at fair value)	82,731	68,196
Long-term debt (includes $12,641 and $7,082 carried at fair value)	182,139	174,712
Total liabilities (2)	2,099,878	1,965,593
Equity
Wells Fargo stockholders’ equity:
Preferred stock – aggregate liquidation preference of $16,116 and $17,376	15,348	16,608
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	61,192	61,288
Retained earnings	237,230	228,873
Accumulated other comprehensive loss	(8,277)	(6,673)
Treasury stock, at cost – 2,453,296,138 shares and 2,389,192,624 shares	(134,439)	(128,115)
Total Wells Fargo stockholders’ equity	180,190	181,117
Noncontrolling interests	2,133	1,921
Total equity	182,323	183,038
Total liabilities and equity	$2,282,201	2,148,631
(1)Our consolidated assets at June 30, 2026, and December 31, 2025, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Trading assets, $2.7 billion and $2.3 billion; Available-for-sale debt securities, $763 million and $0 million; Loans, $10.9 billion and $11.3 billion; All other assets, $249 million and $224 million; and Total assets, $14.6 billion and $13.8 billion, respectively.
(2)Our consolidated liabilities at June 30, 2026, and December 31, 2025, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $711 million and $0 million; Accrued expenses and other liabilities, $228 million and $206 million; Long-term debt, $5.0 billion and $3.8 billion; and Total liabilities $5.9 billion and $4.0 billion, respectively.
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	57

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Preferred stock
Balance, beginning of period	$15,348	18,608	$16,608	18,608
Preferred stock issued	—	—	2,250	—
Preferred stock redeemed	—	(2,000)	(3,510)	(2,000)
Balance, end of period	$15,348	16,608	$15,348	16,608

Common stock
Balance, beginning of period and end of period	$9,136	9,136	$9,136	9,136

Additional paid-in capital
Balance, beginning of period	$60,852	60,275	$61,288	60,817
Stock-based compensation	318	352	1,033	965
Stock issued for employee plans, net	(29)	(26)	(1,325)	(1,196)
Other	51	68	196	83
Balance, end of period	$61,192	60,669	$61,192	60,669

Retained earnings
Balance, beginning of period	$232,459	217,405	$228,873	214,198
Net income	6,407	5,494	11,660	10,388
Common stock dividends	(1,389)	(1,311)	(2,803)	(2,654)
Preferred stock dividends	(247)	(276)	(495)	(554)
Other	—	(4)	(5)	(70)
Balance, end of period	$237,230	221,308	$237,230	221,308

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(7,922)	(9,998)	$(6,673)	(12,176)
Other comprehensive income (loss), after tax	(355)	632	(1,604)	2,810
Balance, end of period	$(8,277)	(9,366)	$(8,277)	(9,366)

Treasury stock
Balance, beginning of period	$(131,477)	(114,336)	$(128,115)	(111,463)
Common stock issued	78	131	726	763
Common stock repurchased	(3,043)	(3,044)	(7,067)	(6,565)
Other	3	5	17	21
Balance, end of period	$(134,439)	(117,244)	$(134,439)	(117,244)

Noncontrolling interests
Balance, beginning of period	$1,917	1,816	$1,921	1,946
Net income (loss)	238	28	275	(62)
Other comprehensive loss	—	(1)	—	—
Other	(22)	—	(63)	(41)
Balance, end of period	$2,133	1,843	$2,133	1,843
Total equity	$182,323	182,954	$182,323	182,954

58	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income before noncontrolling interests	$11,935	10,326
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for credit losses	2,049	1,937
Changes in fair value of MSRs and LHFS carried at fair value	190	315
Depreciation, amortization and accretion	3,713	3,751
Deferred income tax benefit	(1,708)	(1,191)
Other, net	2	6,025
Originations and purchases of loans held for sale (1)	(17,944)	(19,558)
Proceeds from sales of and paydowns on loans originally classified as held for sale (1)	17,500	16,054
Net change in:
Trading assets and liabilities (1)	(3,996)	(22,511)
Other assets (1)	(8,003)	(16,118)
Other accrued expenses and liabilities (1)	12,180	(1,283)
Net cash provided (used) by operating activities	15,918	(22,253)
Cash flows from investing activities:
Net change in:
Federal funds sold and securities borrowed or purchased under resale agreements	(11,416)	515
Available-for-sale debt securities:
Proceeds from sales	12,028	2,454
Paydowns and maturities	13,404	10,025
Purchases	(64,418)	(32,641)
Held-to-maturity debt securities:
Paydowns and maturities	9,524	13,524
Equity securities:
Proceeds from sales and capital returns	2,373	2,563
Purchases	(4,026)	(3,191)
Loans:
Loans originated, net of principal collected	(51,951)	(14,876)
Proceeds from sales of loans originally classified as held for investment	4,733	1,783
Purchases of loans	(639)	(588)
Other, net (2)	4,951	972
Net cash used by investing activities	(85,437)	(19,460)
Cash flows from financing activities:
Net change in:
Deposits	75,203	(31,101)
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	19,117	66,383
Short-term borrowings (1)	6,845	12,806
Long-term debt:
Proceeds from issuance	22,963	19,355
Repayment	(13,321)	(21,942)
Preferred stock:
Proceeds from issuance	2,246	—
Redeemed	(3,510)	(2,000)
Cash dividends paid	(495)	(554)
Common stock:
Repurchased	(7,015)	(6,516)
Cash dividends paid	(2,753)	(2,605)
Other, net	(893)	(882)
Net cash provided by financing activities	98,387	32,944
Net change in cash, cash equivalents, and restricted cash	28,868	(8,769)
Cash, cash equivalents, and restricted cash at beginning of period (3)	172,593	201,902
Cash, cash equivalents, and restricted cash at end of period (3)	$201,461	193,133
Supplemental cash flow disclosures:
Cash paid for interest	$20,609	19,729
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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For a discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K). There were no material changes to these policies in the first half of 2026.

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
•fair value measurements (Note 6 (Mortgage Banking Activities) and Note 11 (Fair Value Measurements));
•income taxes;
•liability for legal actions (Note 9 (Legal Actions)); and
•goodwill impairment (Note 5 (Goodwill and Other Assets)).

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

Accounting Standards Adopted in 2026
We did not adopt any accounting standards in the first half of 2026.

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

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to June 30, 2026, and there have been no material events that would require recognition in our second quarter 2026 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

60	Wells Fargo & Company

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

Outstanding balances exclude accrued interest receivable on AFS and HTM debt securities, which is included in other assets. See Note 5 (Goodwill and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income.
Table 2.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
June 30, 2026
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$81,100	251	(229)	22	81,122
Securities of U.S. states and political subdivisions (2)	10,741	41	(307)	(266)	10,475
Federal agency mortgage-backed securities	149,841	716	(3,985)	(3,269)	146,572
Non-agency mortgage-backed securities (3)	1,807	5	(10)	(5)	1,802
Collateralized loan obligations	9,793	14	(1)	13	9,806
Other debt securities	492	60	(3)	57	549
Total available-for-sale debt securities, excluding portfolio level basis adjustments	253,774	1,087	(4,535)	(3,448)	250,326
Portfolio level basis adjustments (4)	(181)			181	—
Total available-for-sale debt securities	253,593	1,087	(4,535)	(3,267)	250,326
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,800	—	(1,757)	(1,757)	2,043
Securities of U.S. states and political subdivisions	17,249	2	(2,938)	(2,936)	14,313
Federal agency mortgage-backed securities	171,852	14	(27,757)	(27,743)	144,109
Non-agency mortgage-backed securities (3)	1,540	78	(42)	36	1,576
Collateralized loan obligations	2,414	6	—	6	2,420
Other debt securities	1,718	—	(14)	(14)	1,704
Total held-to-maturity debt securities	198,573	100	(32,508)	(32,408)	166,165
Total	$452,166	1,187	(37,043)	(35,675)	416,491
December 31, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$51,738	308	(237)	71	51,809
Securities of U.S. states and political subdivisions (2)	10,706	34	(343)	(309)	10,397
Federal agency mortgage-backed securities	142,022	1,447	(3,389)	(1,942)	140,080
Non-agency mortgage-backed securities (3)	2,141	3	(18)	(15)	2,126
Collateralized loan obligations	7,895	11	(2)	9	7,904
Other debt securities	1,198	61	(2)	59	1,257
Total available-for-sale debt securities, excluding portfolio level basis adjustments	215,700	1,864	(3,991)	(2,127)	213,573
Portfolio level basis adjustments (4)	75			(75)	—
Total available-for-sale debt securities	215,775	1,864	(3,991)	(2,202)	213,573
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,797	—	(1,747)	(1,747)	2,050
Securities of U.S. states and political subdivisions	17,476	2	(3,270)	(3,268)	14,208
Federal agency mortgage-backed securities	178,882	79	(27,353)	(27,274)	151,608
Non-agency mortgage-backed securities (3)	1,497	82	(39)	43	1,540
Collateralized loan obligations	4,655	19	—	19	4,674
Other debt securities	1,716	7	(6)	1	1,717
Total held-to-maturity debt securities	208,023	189	(32,415)	(32,226)	175,797
Total	$423,798	2,053	(36,406)	(34,428)	389,370
(1)Represents amortized cost of the securities, net of the ACL of $0 million and $23 million related to AFS debt securities at June 30, 2026, and December 31, 2025, respectively, and $94 million and $95 million related to HTM debt securities at June 30, 2026, and December 31, 2025, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $2.3 billion and $2.5 billion at June 30, 2026, and December 31, 2025, respectively.
(3)Predominantly consists of commercial mortgage-backed securities at both June 30, 2026, and December 31, 2025.
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

Table 2.2: Held-to-Maturity Debt Securities Purchases

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Purchases of held-to-maturity debt securities (1):
Non-agency mortgage-backed securities	$68	20	$103	106
Total purchases of held-to-maturity debt securities	$68	20	$103	106
(1)Inclusive of non-cash purchases from securitization of loans held for sale (LHFS).
Table 2.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs, if any, included in earnings related to AFS and HTM debt securities (pre-tax).

Table 2.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Interest income:
Available-for-sale	$2,589	2,146	$4,974	4,088
Held-to-maturity	1,119	1,309	2,278	2,688
Total interest income	3,708	3,455	7,252	6,776
Provision for credit losses:
Available-for-sale	3	(4)	3	(5)
Held-to-maturity	—	2	(4)	10
Total provision for credit losses	3	(2)	(1)	5
Realized gains and losses (1):
Gross realized gains	28	13	96	15
Gross realized losses	(27)	(13)	(95)	(129)
Impairment write-downs	—	—	—	(33)
Net realized gains (losses)	$1	—	$1	(147)
(1)Realized gains and losses relate to AFS debt securities. There were no realized gains or losses from HTM debt securities in all periods presented.

62	Wells Fargo & Company

Credit Quality
We monitor credit quality of debt securities by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the ACL for debt securities. The credit quality indicators that we most closely monitor include credit ratings and delinquency status and are based on information as of our financial statement date.

CREDIT RATINGS. Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade (those with ratings similar to BBB-/Baa3 or above) as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at June 30, 2026, and December 31, 2025.

Table 2.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.
Table 2.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
June 30, 2026
Total portfolio (1)	$250,326	99%	$198,667	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$227,694	100%	$175,652	100%
Securities of U.S. states and political subdivisions	10,475	99	17,260	100
Collateralized loan obligations (3)	9,806	100	2,417	100
All other debt securities (4)	2,351	90	3,338	60
December 31, 2025
Total portfolio (1)	$213,573	99%	$208,118	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$191,889	100%	$182,679	100%
Securities of U.S. states and political subdivisions	10,397	99	17,487	100
Collateralized loan obligations (3)	7,904	100	4,660	100
All other debt securities (4)	3,383	91	3,292	59
(1)99% were rated AA- and above at both June 30, 2026, and December 31, 2025.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both June 30, 2026, and December 31, 2025.
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

Debt securities that are past due and still accruing or in nonaccrual status were insignificant at both June 30, 2026, and December 31, 2025. Net charge-offs on debt securities were insignificant in the second quarter and first half of both 2026 and 2025.

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
Table 2.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value
June 30, 2026
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(29)	22,926	(200)	5,340	(229)	28,266
Securities of U.S. states and political subdivisions	(6)	913	(301)	4,587	(307)	5,500
Federal agency mortgage-backed securities	(1,301)	57,913	(2,684)	24,857	(3,985)	82,770
Non-agency mortgage-backed securities	—	—	(10)	248	(10)	248
Collateralized loan obligations	(1)	1,517	—	—	(1)	1,517
Other debt securities	—	—	(3)	17	(3)	17
Total available-for-sale debt securities	$(1,337)	83,269	(3,198)	35,049	(4,535)	118,318
December 31, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$—	—	(237)	6,119	(237)	6,119
Securities of U.S. states and political subdivisions	(5)	222	(338)	5,701	(343)	5,923
Federal agency mortgage-backed securities	(988)	11,307	(2,401)	37,377	(3,389)	48,684
Non-agency mortgage-backed securities	—	—	(18)	744	(18)	744
Collateralized loan obligations	(2)	1,776	—	—	(2)	1,776
Other debt securities	—	—	(2)	71	(2)	71
Total available-for-sale debt securities	$(995)	13,305	(2,996)	50,012	(3,991)	63,317
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

64	Wells Fargo & Company

Contractual Maturities
Table 2.6 and Table 2.7 show the remaining contractual maturities of AFS and HTM debt securities, respectively.
Table 2.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2026
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$81,100	2,489	18,120	59,700	791
Fair value	81,122	2,487	17,961	59,930	744
Weighted average yield	3.95%	3.63	3.37	4.13	4.53
Securities of U.S. states and political subdivisions
Amortized cost, net	$10,741	969	3,561	2,459	3,752
Fair value	10,475	966	3,449	2,409	3,651
Weighted average yield	3.29%	2.62	2.94	3.43	3.70
Federal agency mortgage-backed securities
Amortized cost, net	$149,841	1	749	5,415	143,676
Fair value	146,572	1	742	5,449	140,380
Weighted average yield	4.49%	2.05	3.70	4.51	4.50
Non-agency mortgage-backed securities
Amortized cost, net	$1,807	—	—	—	1,807
Fair value	1,802	—	—	—	1,802
Weighted average yield	4.48%	—	—	—	4.48
Collateralized loan obligations
Amortized cost, net	$9,793	—	—	414	9,379
Fair value	9,806	—	—	414	9,392
Weighted average yield	4.97%	—	—	5.09	4.96
Other debt securities
Amortized cost, net	$492	32	226	211	23
Fair value	549	35	238	248	28
Weighted average yield	5.06%	6.45	6.24	4.08	0.57
Total available-for-sale debt securities
Amortized cost, net (1)	$253,774	3,491	22,656	68,199	159,428
Fair value	250,326	3,489	22,390	68,450	155,997
Weighted average yield (2)	4.29%	3.37	3.34	4.14	4.50
(1)Amortized cost, net excludes portfolio level basis adjustments of $(181) million.
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

Wells Fargo & Company	65

Note 2:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Table 2.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
June 30, 2026
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$3,800	—	—	—	3,800
Fair value	2,043	—	—	—	2,043
Weighted average yield	1.60%	—	—	—	1.60
Securities of U.S. states and political subdivisions
Amortized cost, net	$17,249	87	460	404	16,298
Fair value	14,313	86	454	392	13,381
Weighted average yield	2.52%	1.27	2.30	2.74	2.53
Federal agency mortgage-backed securities
Amortized cost, net	$171,852	—	—	—	171,852
Fair value	144,109	—	—	—	144,109
Weighted average yield	2.34%	—	—	—	2.34
Non-agency mortgage-backed securities
Amortized cost, net	$1,540	9	11	27	1,493
Fair value	1,576	11	17	32	1,516
Weighted average yield	3.88%	2.47	6.24	3.07	3.88
Collateralized loan obligations
Amortized cost, net	$2,414	—	107	2,307	—
Fair value	2,420	—	108	2,312	—
Weighted average yield	5.35%	—	5.96	5.32	—
Other debt securities
Amortized cost, net	$1,718	—	1,718	—	—
Fair value	1,704	—	1,704	—	—
Weighted average yield	5.27%	—	5.27	—	—
Total held-to-maturity debt securities
Amortized cost, net	$198,573	96	2,296	2,738	193,443
Fair value	166,165	97	2,283	2,736	161,049
Weighted average yield (1)	2.42%	1.39	4.72	4.91	2.36
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

Note 3: Loans and Related Allowance for Credit Losses
Table 3.1 presents total loans outstanding by portfolio segment and class of financing receivable. Loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. These amounts were less than 1% of our total loans outstanding at both June 30, 2026, and December 31, 2025.

Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 5 (Goodwill and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During the first half of 2026, we reversed accrued interest receivable of $22 million for our commercial portfolio segment and $188 million for our consumer portfolio segment, compared with $32 million and $197 million, respectively, for the same period a year ago.
Table 3.1: Loans Outstanding

(in millions)	Jun 30, 2026	Dec 31, 2025
Commercial and industrial	$487,630	452,068
Commercial real estate	132,986	132,284
Lease financing	15,683	15,543
Total commercial	636,299	599,895
Residential mortgage	240,774	242,190
Credit card	58,394	59,540
Auto	56,924	50,487
Other consumer (1)	38,724	34,055
Total consumer	394,816	386,272
Total loans	$1,031,115	986,167
(1)Includes $32.2 billion and $26.2 billion at June 30, 2026, and December 31, 2025, respectively, of securities-based loans, including margin loans and securities-based credit lines, originated by the Wealth and Investment Management (WIM) operating segment.
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 3.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.
Table 3.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Jun 30, 2026	Dec 31, 2025
Commercial and industrial	$81,438	80,475
Commercial real estate	4,975	5,674
Lease financing	470	498
Total non-U.S. commercial loans	$86,883	86,647
Loan Purchases, Sales, and Transfers
Table 3.3 presents the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to LHFS. The table excludes loans for which we have elected the fair value option and government insured/guaranteed loans because their loan activity normally does not impact the ACL.
Table 3.3: Loan Purchases, Sales, and Transfers

	2026			2025
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Purchases	$117	3	120	207	1	208
Sales and net transfers (to)/from LHFS	(3,997)	(6)	(4,003)	(1,859)	—	(1,859)
Six months ended June 30,
Purchases	$632	7	639	586	2	588
Sales and net transfers (to)/from LHFS	(4,614)	(2)	(4,616)	(2,714)	12	(2,702)

Wells Fargo & Company	67

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

We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At June 30, 2026, and December 31, 2025, we had $1.3 billion and $1.2 billion, respectively, of outstanding issued commercial letters of credit. See Note 13 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
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
Table 3.4: Unfunded Credit Commitments

(in millions)	Jun 30, 2026	Dec 31, 2025
Commercial and industrial	$446,655	445,910
Commercial real estate	18,017	15,369
Total commercial	464,672	461,279
Residential mortgage (1)	14,926	17,496
Credit card	192,190	180,563
Other consumer	7,456	7,397
Total consumer	214,572	205,456
Total unfunded credit commitments	$679,244	666,735
(1)Includes lines of credit totaling $11.6 billion and $15.2 billion as of June 30, 2026, and December 31, 2025, respectively.

68	Wells Fargo & Company

Allowance for Credit Losses
Table 3.5 presents the ACL for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans increased $70 million from December 31, 2025, reflecting a higher allowance for commercial and industrial and auto loans driven by higher loan balances, partially offset by a lower allowance for commercial real estate loans.
Table 3.5: Allowance for Credit Losses for Loans

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Balance, beginning of period	$14,374	14,552	$14,337	14,636
Provision for credit losses	911	1,007	2,050	1,932
Loan charge-offs:
Commercial and industrial	(163)	(213)	(535)	(361)
Commercial real estate	(35)	(106)	(115)	(202)
Lease financing	(12)	(11)	(25)	(22)
Total commercial	(210)	(330)	(675)	(585)
Residential mortgage	(11)	(32)	(23)	(43)
Credit card	(770)	(751)	(1,535)	(1,519)
Auto	(109)	(103)	(223)	(230)
Other consumer	(100)	(119)	(206)	(235)
Total consumer	(990)	(1,005)	(1,987)	(2,027)
Total loan charge-offs	(1,200)	(1,335)	(2,662)	(2,612)
Loan recoveries:
Commercial and industrial	32	34	73	74
Commercial real estate	19	45	80	46
Lease financing	3	4	6	7
Total commercial	54	83	159	127
Residential mortgage	25	35	51	61
Credit card	170	129	330	247
Auto	55	73	106	136
Other consumer	20	18	40	35
Total consumer	270	255	527	479
Total loan recoveries	324	338	686	606
Net loan charge-offs	(876)	(997)	(1,976)	(2,006)
Other	(2)	6	(4)	6
Balance, end of period	$14,407	14,568	$14,407	14,568
Components:
Allowance for loan losses	$13,905	13,961	$13,905	13,961
Allowance for unfunded credit commitments	502	607	502	607
Allowance for credit losses for loans	$14,407	14,568	$14,407	14,568
Net loan charge-offs (annualized) as a percentage of average total loans	0.34%	0.44	0.39%	0.44
Allowance for loan losses as a percentage of total loans	1.35	1.51	1.35	1.51
Allowance for credit losses for loans as a percentage of total loans	1.40	1.58	1.40	1.58

Wells Fargo & Company	69

Note 3: Loans and Related Allowance for Credit Losses (continued)
Table 3.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.
Table 3.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2026			2025
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$7,529	6,845	14,374	7,930	6,622	14,552
Provision for credit losses	25	886	911	147	860	1,007
Loan charge-offs	(210)	(990)	(1,200)	(330)	(1,005)	(1,335)
Loan recoveries	54	270	324	83	255	338
Net loan charge-offs	(156)	(720)	(876)	(247)	(750)	(997)
Other	(3)	1	(2)	5	1	6
Balance, end of period	$7,395	7,012	14,407	7,835	6,733	14,568
Six months ended June 30,
Balance, beginning of period	$7,457	6,880	14,337	7,946	6,690	14,636
Provision for credit losses	458	1,592	2,050	342	1,590	1,932
Loan charge-offs	(675)	(1,987)	(2,662)	(585)	(2,027)	(2,612)
Loan recoveries	159	527	686	127	479	606
Net loan charge-offs	(516)	(1,460)	(1,976)	(458)	(1,548)	(2,006)
Other	(4)	—	(4)	5	1	6
Balance, end of period	$7,395	7,012	14,407	7,835	6,733	14,568

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
Table 3.7 provides the outstanding balances of our commercial loan portfolio by risk category and credit quality information by origination year for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty. At June 30, 2026, we had $606.4 billion and $29.9 billion of pass and criticized commercial loans, respectively. Gross charge-offs by loan class are included in the following table for the six months ended June 30, 2026, and year ended December 31, 2025.

70	Wells Fargo & Company

Table 3.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2026	2025	2024	2023	2022	Prior
June 30, 2026
Commercial and industrial
Pass	$53,577	56,448	18,565	9,600	10,650	18,097	305,195	12	472,144
Criticized	1,211	1,551	785	1,092	489	409	9,949	—	15,486
Total commercial and industrial	54,788	57,999	19,350	10,692	11,139	18,506	315,144	12	487,630
Gross charge-offs (1)	13	44	10	11	4	6	447	—	535
Commercial real estate
Pass	24,847	31,121	8,705	6,557	12,725	28,440	7,549	9	119,953
Criticized	1,499	2,573	1,295	1,063	2,619	3,798	186	—	13,033
Total commercial real estate	26,346	33,694	10,000	7,620	15,344	32,238	7,735	9	132,986
Gross charge-offs	39	—	—	13	56	6	1	—	115
Lease financing
Pass	2,254	4,079	2,843	2,711	1,208	1,206	—	—	14,301
Criticized	308	395	307	231	96	45	—	—	1,382
Total lease financing	2,562	4,474	3,150	2,942	1,304	1,251	—	—	15,683
Gross charge-offs	—	7	6	6	4	2	—	—	25
Total commercial loans	$83,696	96,167	32,500	21,254	27,787	51,995	322,879	21	636,299
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2025	2024	2023	2022	2021	Prior
December 31, 2025
Commercial and industrial
Pass	$84,419	23,611	11,947	12,544	7,248	12,455	285,207	13	437,444
Criticized	1,383	732	931	785	263	459	10,071	—	14,624
Total commercial and industrial	85,802	24,343	12,878	13,329	7,511	12,914	295,278	13	452,068
Gross charge-offs (1)	54	56	42	26	27	14	485	—	704
Commercial real estate
Pass	40,934	10,799	8,246	16,051	11,863	21,690	7,588	55	117,226
Criticized	3,803	1,402	1,182	3,591	3,014	2,007	59	—	15,058
Total commercial real estate	44,737	12,201	9,428	19,642	14,877	23,697	7,647	55	132,284
Gross charge-offs	104	52	38	61	117	123	2	—	497
Lease financing
Pass	4,566	3,295	3,254	1,524	768	812	—	—	14,219
Criticized	401	369	318	146	51	39	—	—	1,324
Total lease financing	4,967	3,664	3,572	1,670	819	851	—	—	15,543
Gross charge-offs	3	11	17	10	5	4	—	—	50
Total commercial loans	$135,506	40,208	25,878	34,641	23,207	37,462	302,925	68	599,895
(1) Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	71

Note 3: Loans and Related Allowance for Credit Losses (continued)
Table 3.8 provides days past due (DPD) information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.
Table 3.8: Commercial Loan Categories by Delinquency Status

	Still accruing			Nonaccrual loans	Total commercial loans
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD
June 30, 2026
Commercial and industrial	$485,499	694	189	1,248	487,630
Commercial real estate	128,789	307	488	3,402	132,986
Lease financing	15,374	224	—	85	15,683
Total commercial loans	$629,662	1,225	677	4,735	636,299
December 31, 2025
Commercial and industrial	$449,764	872	120	1,312	452,068
Commercial real estate	127,432	722	251	3,879	132,284
Lease financing	15,242	226	—	75	15,543
Total commercial loans	$592,438	1,820	371	5,266	599,895
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

Gross charge-offs by loan class are included in the following tables for the six months ended June 30, 2026, and year ended December 31, 2025.

Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty.

Table 3.9 provides the outstanding balances of our residential mortgage loans by our primary credit quality indicators.

72	Wells Fargo & Company

Table 3.9: Credit Quality Indicators for Residential Mortgage Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2026	2025	2024	2023	2022	Prior			Total
June 30, 2026
By delinquency status:
Current-29 DPD	$11,683	15,246	7,231	9,328	39,083	142,512	2,968	6,261	234,312
30-89 DPD	8	3	6	9	81	654	7	122	890
90+ DPD	—	—	1	13	54	416	8	124	616
Government insured/guaranteed loans (1)	—	2	—	3	6	4,945	—	—	4,956
Total	$11,691	15,251	7,238	9,353	39,224	148,527	2,983	6,507	240,774
By updated FICO:
740+	$10,925	14,333	6,845	8,824	36,288	129,966	2,436	4,088	213,705
700-739	612	579	260	293	1,670	6,807	280	834	11,335
660-699	111	167	75	126	721	2,730	132	512	4,574
620-659	26	27	15	28	181	1,006	48	251	1,582
<620	4	4	1	22	175	1,287	51	418	1,962
No FICO available	13	139	42	57	183	1,786	36	404	2,660
Government insured/guaranteed loans (1)	—	2	—	3	6	4,945	—	—	4,956
Total	$11,691	15,251	7,238	9,353	39,224	148,527	2,983	6,507	240,774
By updated LTV:
0-80%	$11,578	14,326	6,890	9,082	37,622	143,002	2,839	6,440	231,779
80.01-100%	103	876	304	232	1,504	398	11	43	3,471
>100% (2)	—	12	13	18	65	49	2	8	167
No LTV available	10	35	31	18	27	133	131	16	401
Government insured/guaranteed loans (1)	—	2	—	3	6	4,945	—	—	4,956
Total	$11,691	15,251	7,238	9,353	39,224	148,527	2,983	6,507	240,774
Gross charge-offs	$—	—	—	—	4	8	1	10	23
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2025	2024	2023	2022	2021	Prior
December 31, 2025
By delinquency status:
Current-29 DPD	$16,684	8,093	10,109	40,678	55,583	93,805	3,852	6,326	235,130
30-89 DPD	8	4	10	83	81	572	13	124	895
90+ DPD	—	6	7	51	57	329	6	140	596
Government insured/guaranteed loans (1)	2	2	6	6	20	5,533	—	—	5,569
Total	$16,694	8,105	10,132	40,818	55,741	100,239	3,871	6,590	242,190
By updated FICO:
740+	$15,739	7,606	9,518	37,588	52,338	83,614	3,078	4,028	213,509
700-739	678	314	348	1,888	2,043	5,078	393	848	11,590
660-699	168	102	138	722	794	2,242	183	524	4,873
620-659	49	10	40	269	202	900	63	252	1,785
<620	5	5	16	157	147	1,194	82	434	2,040
No FICO available	53	66	66	188	197	1,678	72	504	2,824
Government insured/guaranteed loans (1)	2	2	6	6	20	5,533	—	—	5,569
Total	$16,694	8,105	10,132	40,818	55,741	100,239	3,871	6,590	242,190
By updated LTV:
0-80%	$15,501	7,473	9,687	38,247	55,218	94,237	3,825	6,502	230,690
80.01-100%	1,152	573	394	2,434	437	283	27	56	5,356
>100% (2)	7	22	25	93	34	40	8	12	241
No LTV available	32	35	20	38	32	146	11	20	334
Government insured/guaranteed loans (1)	2	2	6	6	20	5,533	—	—	5,569
Total	$16,694	8,105	10,132	40,818	55,741	100,239	3,871	6,590	242,190
Gross charge-offs	$—	1	1	7	8	29	2	21	69
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the Federal Housing Administration (FHA) or the Department of Veterans Affairs (VA). Loans insured/guaranteed by U.S. government agencies and 90+ DPD totaled $1.3 billion and $1.7 billion at June 30, 2026, and December 31, 2025, respectively.
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

Table 3.10: Credit Quality Indicators for Credit Card Loans

	June 30, 2026			December 31, 2025
	Revolving loans	Revolving loans converted to term loans		Revolving loans	Revolving loans converted to term loans
(in millions)			Total			Total
By delinquency status:
Current-29 DPD	$56,269	656	56,925	57,322	622	57,944
30-89 DPD	649	62	711	718	65	783
90+ DPD	724	34	758	781	32	813
Total	$57,642	752	58,394	58,821	719	59,540
By updated FICO:
740+	$23,179	44	23,223	23,443	37	23,480
700-739	12,516	101	12,617	12,713	91	12,804
660-699	10,992	166	11,158	11,267	155	11,422
620-659	5,335	142	5,477	5,472	136	5,608
<620	5,484	297	5,781	5,736	298	6,034
No FICO available	136	2	138	190	2	192
Total	$57,642	752	58,394	58,821	719	59,540
Gross charge-offs	$1,429	106	1,535	2,758	205	2,963

74	Wells Fargo & Company

Table 3.11 provides the outstanding balances of our Auto loan portfolio by primary credit quality indicators.
Table 3.11: Credit Quality Indicators for Auto Loans by Vintage

	Term loans by origination year
(in millions)	2026	2025	2024	2023	2022	Prior	Total
June 30, 2026
By delinquency status:
Current-29 DPD	$17,927	21,580	7,067	4,121	3,285	2,191	56,171
30-89 DPD	77	204	58	50	134	174	697
90+ DPD	5	17	5	4	11	14	56
Total	$18,009	21,801	7,130	4,175	3,430	2,379	56,924
By updated FICO:
740+	$8,919	12,051	4,453	2,725	1,683	871	30,702
700-739	2,962	3,366	1,067	542	422	280	8,639
660-699	2,524	2,702	761	368	362	264	6,981
620-659	1,771	1,628	359	185	255	215	4,413
<620	1,831	2,016	469	339	688	726	6,069
No FICO available	2	38	21	16	20	23	120
Total	$18,009	21,801	7,130	4,175	3,430	2,379	56,924
Gross charge-offs	$7	83	23	18	50	42	223
	Term loans by origination year
(in millions)	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025
By delinquency status:
Current-29 DPD	$26,413	8,993	5,560	4,728	3,357	654	49,705
30-89 DPD	115	61	60	187	227	72	722
90+ DPD	10	5	5	16	18	6	60
Total	$26,538	9,059	5,625	4,931	3,602	732	50,487
By updated FICO:
740+	$14,805	5,654	3,708	2,429	1,430	219	28,245
700-739	4,376	1,419	749	630	443	87	7,704
660-699	3,411	1,003	507	534	409	87	5,951
620-659	2,039	460	248	370	314	72	3,503
<620	1,892	504	410	950	983	258	4,997
No FICO available	15	19	3	18	23	9	87
Total	$26,538	9,059	5,625	4,931	3,602	732	50,487
Gross charge-offs	$29	41	47	160	149	27	453

Wells Fargo & Company	75

Note 3: Loans and Related Allowance for Credit Losses (continued)
Table 3.12 provides the outstanding balances of our Other consumer loans portfolio by primary credit quality indicators.
Table 3.12: Credit Quality Indicators for Other Consumer Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2026	2025	2024	2023	2022	Prior			Total
June 30, 2026
By delinquency status:
Current-29 DPD	$1,300	1,521	666	604	374	126	33,954	97	38,642
30-89 DPD	2	10	6	10	6	2	11	6	53
90+ DPD	1	5	2	3	2	1	10	5	29
Total	$1,303	1,536	674	617	382	129	33,975	108	38,724
By updated FICO:
740+	$944	1,018	411	253	142	56	765	35	3,624
700-739	198	274	127	123	66	18	338	16	1,160
660-699	76	150	79	112	62	16	268	12	775
620-659	12	45	25	51	30	8	103	9	283
<620	5	38	28	68	45	12	120	12	328
No FICO available (1)	68	11	4	10	37	19	32,381	24	32,554
Total	$1,303	1,536	674	617	382	129	33,975	108	38,724
Gross charge-offs (2)	$51	53	21	30	17	4	27	3	206
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2025	2024	2023	2022	2021	Prior
December 31, 2025
By delinquency status:
Current-29 DPD	$2,134	967	926	565	137	52	29,074	103	33,958
30-89 DPD	9	8	15	9	2	2	11	5	61
90+ DPD	3	3	6	4	1	—	12	7	36
Total	$2,146	978	947	578	140	54	29,097	115	34,055
By updated FICO:
740+	$1,493	612	389	205	62	22	784	34	3,601
700-739	357	179	184	98	21	8	396	16	1,259
660-699	162	101	164	97	20	6	300	11	861
620-659	39	32	72	47	10	3	112	10	325
<620	24	33	91	66	13	5	132	17	381
No FICO available (1)	71	21	47	65	14	10	27,373	27	27,628
Total	$2,146	978	947	578	140	54	29,097	115	34,055
Gross charge-offs (2)	$147	68	100	63	13	3	58	7	459
(1)Substantially all loans are revolving securities-based loans and therefore do not require a FICO score.
(2)Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

76	Wells Fargo & Company

NONACCRUAL LOANS. Table 3.13 provides loans on nonaccrual status. Nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off.
Table 3.13: Nonaccrual Loans

	Outstanding balance				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Six months ended June 30,
(in millions)	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025	2026	2025
Commercial and industrial	$1,248	1,312	13	138	12	12
Commercial real estate	3,402	3,879	418	575	16	37
Lease financing	85	75	19	18	—	—
Total commercial	4,735	5,266	450	731	28	49
Residential mortgage	2,811	2,838	1,819	1,888	77	84
Auto	72	70	—	—	5	6
Other consumer	25	27	—	—	2	2
Total consumer	2,908	2,935	1,819	1,888	84	92
Total nonaccrual loans	$7,643	8,201	2,269	2,619	112	141
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given the related collateral value.
LOANS IN PROCESS OF FORECLOSURE. Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $435 million and $525 million at June 30, 2026, and December 31, 2025, respectively, which included $335 million and $383 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING.  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

Table 3.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 3.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Jun 30, 2026	Dec 31, 2025
Total:	$2,842	3,000
Less: government insured/guaranteed loans (1)	1,293	1,688
Total, not government insured/guaranteed	$1,549	1,312
By segment and class, not government insured/guaranteed:
Commercial and industrial	$189	120
Commercial real estate	488	251
Total commercial	677	371
Residential mortgage	39	47
Credit card	758	813
Auto	52	52
Other consumer	23	29
Total consumer	872	941
Total, not government insured/guaranteed	$1,549	1,312
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the FHA or the VA.

Wells Fargo & Company	77

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

The following disclosures provide information on loan modifications in the form of principal forgiveness, interest rate reductions, other-than-insignificant (e.g., greater than three months) payment delays, term extensions or a combination of these modifications, as well as the financial effects of these modifications, and loan performance in the 12 months following the modification. Loans that both modify and are paid off or charged-off during the period are not included in the disclosures below. These disclosures do not include loans discharged by a bankruptcy court as the only concession, which were insignificant in the second quarter and first half of both 2026 and 2025.

For additional information on our loan modifications to borrowers experiencing financial difficulty, see Note 3 (Loans and Related Allowance for Credit Losses) in our 2025 Form 10-K.

Table 3.15 presents the outstanding balance of commercial loans modified during the periods presented and the related financial effects of these modifications.
Table 3.15: Commercial Loan Modifications and Financial Effects

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Commercial and industrial modifications:
Term extension	$381	286	$754	619
All other modifications and combinations	17	36	31	130
Total commercial and industrial modifications	$398	322	$785	749
Total commercial and industrial modifications as a % of loan class	0.08%	0.08	0.16%	0.19
Financial effects:
Weighted average term extension (months)	9	10	12	15

Commercial real estate modifications:
Term extension	$249	654	$477	1,180
All other modifications and combinations	182	34	183	43
Total commercial real estate modifications	$431	688	$660	1,223
Total commercial real estate modifications as a % of loan class	0.32%	0.52	0.50%	0.92
Financial effects:
Weighted average term extension (months)	15	11	19	17
Commercial loans that received a modification in the past 12 months as of June 30, 2026 and 2025, and subsequently defaulted in the second quarter and first half of both 2026 and 2025, were insignificant.
Table 3.16 provides past due information on commercial loans that received a modification in the past 12 months as of June 30, 2026 and 2025, and the amount of related gross charge-offs during the second quarter and first half of both 2026 and 2025.
Table 3.16: Payment Performance of Commercial Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended	Six months ended
June 30, 2026
Commercial and industrial	$1,156	10	36	1,202	5	11
Commercial real estate	1,584	40	149	1,773	—	35
Total commercial	$2,740	50	185	2,975	5	46
June 30, 2025 (1)
Commercial and industrial	$895	8	14	917	87	102
Commercial real estate	2,742	29	4	2,775	—	—
Total commercial	$3,637	37	18	3,692	87	102
(1)For loan modifications that include a payment deferral, payment performance is not included until the loan exits the deferral period and payments resume.

78	Wells Fargo & Company

Table 3.17 presents the outstanding balance of consumer loans modified during the periods presented and the related financial effects of these modifications. Modified loans within the Auto and Other consumer loan classes were insignificant in the second quarter and first half of both 2026 and 2025, and accordingly, are excluded from the following tables and disclosures.
Loans in a trial payment period are not included in the following loan modification disclosures until the borrower has successfully completed the trial period and the loan modification is formally executed. Residential mortgage loans in a trial payment period totaled $126 million and $127 million at June 30, 2026 and 2025, respectively.
Table 3.17: Consumer Loan Modifications and Financial Effects

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Residential mortgage modifications (1):
Payment delay	$226	304	$367	423
Term extension and payment delay	25	23	53	48
Interest rate reduction, term extension, and payment delay	14	14	28	26
All other modifications and combinations	9	16	19	34
Total residential mortgage modifications	$274	357	$467	531
Total residential mortgage modifications as a % of loan class	0.11%	0.15	0.19%	0.22
Financial effects:
Weighted average interest rate reduction	1.08%	1.63	1.27%	1.69
Weighted average payments deferred (months) (2)	3	4	5	4
Weighted average term extension (years)	10.2	10.9	11.0	11.2

Credit card modifications:
Interest rate reduction	$257	251	$516	521
Total credit card modifications	$257	251	$516	521
Total credit card modifications as a % of loan class	0.44%	0.45	0.88%	0.94
Financial effects:
Weighted average interest rate reduction	20.63%	21.50	20.80%	21.49
(1)Payment delay modifications include loan modifications that defer a set amount of principal to the end of the loan term. The outstanding balance of loans with principal deferred to the end of the loan term was $75 million and $89 million in second quarter 2026 and 2025, respectively, and $156 million and $183 million for the first half of 2026 and 2025, respectively.
(2)Excludes the financial effects of loans with a set amount of principal deferred to the end of the loan term. The weighted average period of principal deferred was 24.8 years and 24.3 years in second quarter 2026 and 2025, respectively, and 25.3 years and 24.5 years for the first half of 2026 and 2025, respectively.

Consumer loans that received a modification within the past 12 months as of June 30, 2026, and subsequently defaulted in the second quarter and first half of 2026, totaled $120 million and $206 million, respectively. As of June 30, 2025, consumer loans that received a modification within the past 12 months and subsequently defaulted in the second quarter and first half of 2025, totaled $113 million and $148 million, respectively.
Table 3.18 provides past due information as of June 30, 2026 and 2025, on consumer loan modifications that received a modification in the past 12 months, and the related gross charge-offs that occurred on these modifications during the second quarter and first half of both 2026 and 2025.
Table 3.18: Payment Performance of Consumer Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended	Six months ended
June 30, 2026
Residential mortgage (1)	$380	110	329	819	3	4
Credit card (2)	748	96	78	922	69	120
Total consumer	$1,128	206	407	1,741	72	124
June 30, 2025
Residential mortgage (1)	$376	112	74	562	3	4
Credit card (2)	791	115	82	988	80	153
Total consumer	$1,167	227	156	1,550	83	157
(1)Includes loans where delinquency status was not reset to current upon exit from the deferral period. At June 30, 2025, loan modifications in an active payment deferral are excluded.
(2)Credit card loans that are past due at the time of the modification do not become current until they have three consecutive months of payment performance.
Commitments to lend additional funds on commercial loans modified during the first half of 2026 and 2025, were $314 million and $235 million, respectively. Commitments to lend additional funds on consumer loans modified during the first half of both 2026 and 2025, were insignificant.

Wells Fargo & Company	79

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

Non-Trading Equity Securities
Table 4.1 provides a summary of our equity securities by business purpose and accounting method.
Table 4.1: Equity Securities

(in millions)	Jun 30, 2026	Dec 31, 2025
Equity securities at fair value (1)	$2,394	2,008
Tax credit investments (2)	21,707	21,395
Private equity (3)	13,656	13,206
Federal Reserve Bank stock and other at cost (4)	4,621	4,323
Total equity securities	$42,378	40,932
(1)Includes securities subject to contractual lock-up periods restricting their sale. These securities had fair values of $467 million at June 30, 2026, all of which have sale restrictions that will expire by third quarter 2027, and $218 million at December 31, 2025, all of which have sale restrictions that will expire by second quarter 2027.
(2)Includes affordable housing investments of $11.2 billion and $11.6 billion at June 30, 2026, and December 31, 2025, respectively, and renewable energy investments of $10.3 billion and $9.6 billion at June 30, 2026, and December 31, 2025, respectively. The renewable energy investments are presented net of deferred investment tax credits of $1.6 billion and $1.7 billion at June 30, 2026, and December 31, 2025, respectively. Tax credit investments are accounted for using either the proportional amortization method or the equity method. See Note 12 (Securitizations and Variable Interest Entities) for information about tax credit investments.
(3)Includes equity securities accounted for under the measurement alternative of $10.1 billion and $9.8 billion at June 30, 2026, and December 31, 2025, respectively, which were predominantly securities associated with our venture capital investments. The remaining securities are accounted for using the equity method.
(4)Includes $3.5 billion of investments in Federal Reserve Bank stock at both June 30, 2026, and December 31, 2025, and $1.0 billion and $762 million of investments in Federal Home Loan Bank stock at June 30, 2026, and December 31, 2025, respectively.
Table 4.2 provides a summary of the net gains and losses from equity securities, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses from equity securities are reported in net gains from trading and securities.
Table 4.2: Net Gains (Losses) from Equity Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Net gains (losses) from equity securities carried at fair value	$251	155	$82	(40)
Net gains (losses) from equity securities not carried at fair value (1):
Impairment write-downs	(368)	(124)	(483)	(318)
Net unrealized gains (2)	626	33	789	34
Net realized gains	338	55	631	100
Total net gains (losses) from equity securities not carried at fair value	596	(36)	937	(184)
Total net gains (losses) from equity securities	$847	119	$1,019	(224)
(1)Includes amounts related to venture capital investments in consolidated portfolio companies, which are not reported in equity securities on our consolidated balance sheet.
(2)Includes unrealized gains (losses) due to observable price changes from equity securities accounted for under the measurement alternative.

80	Wells Fargo & Company

Table 4.3 provides additional information about the net gains and losses from equity securities accounted for under the measurement alternative. Gains and losses related to these adjustments are also included in Table 4.2.
Table 4.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$656	64	$827	107
Gross unrealized losses from observable price changes	—	(19)	—	(44)
Impairment write-downs	(344)	(80)	(409)	(245)
Net realized gains from sale	202	23	394	38
Total net gains (losses) recognized during the period	$514	$(12)	$812	(144)
Table 4.4 presents cumulative carrying value adjustments to equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 4.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Jun 30, 2026	Dec 31, 2025
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$8,021	7,737
Gross unrealized losses from observable price changes	(101)	(100)
Impairment write-downs	(3,919)	(3,861)

Wells Fargo & Company	81

Note 5: Goodwill and Other Assets
Table 5.1 shows the allocation of goodwill to our reportable operating segments.
Table 5.1: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2025	$16,418	2,931	5,274	344	—	24,967
Foreign currency translation	—	(4)	—	—	—	(4)
June 30, 2026	$16,418	2,927	5,274	344	—	24,963
Table 5.2 presents the components of other assets.
Table 5.2: Other Assets

(in millions)	Jun 30, 2026	Dec 31, 2025
Corporate/bank-owned life insurance (1)	$19,734	19,757
Accounts receivable (2)	27,325	19,651
Interest receivable:
AFS and HTM debt securities	1,800	1,660
Loans	3,444	3,330
Trading and other	1,839	1,872
Loans held for sale (3)	2,803	4,482
Mortgage servicing rights (4)	5,941	6,327
Operating lease assets (lessor) (3)	711	4,999
Operating lease right-of-use (ROU) assets (lessee)	3,633	3,641
Other (5)	18,002	15,578
Total other assets	$85,232	81,297
(1)Corporate/bank-owned life insurance is recognized at cash surrender value.
(2)Includes derivatives clearinghouse receivables and trade date receivables.
(3)In January 2026, we closed the sale of our rail car leasing business, which included finance leases (loans held for sale) of $1.0 billion and operating leases (operating lease assets) of $4.3 billion.
(4)For additional information on mortgage servicing rights (MSRs), see Note 6 (Mortgage Banking Activities).
(5)Includes income tax receivables, prepaid expenses, and intangible assets. Estimated future amortization expense for intangible assets is $62 million for the remainder of 2026, and $125 million for each of the years ended December 31, 2027, 2028, 2029, 2030, and 2031.

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

Table 6.1: Mortgage Servicing Rights

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Residential MSRs at fair value, beginning of period	$5,608	6,536	$5,696	6,844
Originations/purchases	22	26	39	51
Sales and other	(227)	(37)	(226)	(113)
Net reductions	(205)	(11)	(187)	(62)
Changes in fair value:
Due to valuation inputs or assumptions:
Market interest rates (1)	55	(2)	83	(125)
Servicing and foreclosure costs	—	(7)	(3)	(2)
Discount rates	(18)	(1)	(18)	(1)
Prepayment estimates and other (2)	65	98	96	148
Net changes in valuation inputs or assumptions	102	88	158	20
Changes due to collection/realization of expected cash flows (3)	(162)	(196)	(324)	(385)
Total changes in fair value	(60)	(108)	(166)	(365)
Residential MSRs at fair value, end of period	5,343	6,417	5,343	6,417
Commercial MSRs at amortized cost, end of period (4)	598	631	598	631
Total MSRs	$5,941	7,048	$5,941	7,048
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
(4)The estimated fair value of commercial MSRs was $776 million and $755 million at June 30, 2026 and 2025, respectively.
Table 6.2 provides key weighted-average assumptions used in the valuation of residential MSRs and sensitivity of the current fair value of residential MSRs to immediate adverse changes in those assumptions. See Note 11 (Fair Value Measurements) for additional information on key assumptions for residential MSRs.

Table 6.2: Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Jun 30, 2026	Dec 31, 2025
Fair value of interests held	$5,343	5,696
Expected weighted-average life (in years)	6.4	6.3

Key assumptions:
Prepayment rate assumption (1)	7.6%	8.0
Impact on fair value from 10% adverse change	$(146)	(163)
Impact on fair value from 25% adverse change	(352)	(394)

Discount rate assumption	9.4%	9.1
Impact on fair value from 100 basis point increase	$(220)	(243)
Impact on fair value from 200 basis point increase	(421)	(465)

Cost to service assumption ($ per loan)	89	96
Impact on fair value from 10% adverse change	(91)	(106)
Impact on fair value from 25% adverse change	(227)	(266)
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
We present information for our loans serviced for others in
Table 6.3. As the servicer of loans for others, we advance certain payments of principal, interest, taxes, insurance, and default-related expenses. The credit risk related to these advances is limited since the reimbursement is generally senior to cash payments to investors and are generally reimbursed within a short timeframe from cash flows from the trust, government-sponsored enterprise (GSEs), insurer, or borrower. We maintain an allowance for uncollectible amounts for advances on loans serviced for others that may not be reimbursed if the payments were not made in accordance with applicable servicing agreements or if the insurance or servicing agreements contain limitations on reimbursements.
Table 6.3: Serviced for Others Portfolio

	Jun 30, 2026		Dec 31, 2025
	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Loans serviced for others, unpaid principal balance ($ in billions)	$362	77	397	77
Weighted average loan rate	3.78%	4.12	3.78	4.11
Servicer advances, net of an allowance for uncollectible amounts ($ in millions) (1)	$243	24	437	24
(1)In second quarter 2026, servicer advances are presented only for loans serviced for others, excluding advances related to loans held on our consolidated balance sheet. Prior period balances have been revised to conform with the current period presentation.
Table 6.4 presents the components of mortgage banking noninterest income.
Table 6.4: Mortgage Banking Noninterest Income

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Contractually specified servicing fees, late charges and ancillary fees	$292	367	$600	773
Unreimbursed servicing costs (1)	(23)	(76)	(53)	(103)
Amortization for commercial MSRs (2)	(35)	(36)	(76)	(85)
Changes due to collection/realization of expected cash flows (3)	(162)	(196)	(324)	(385)
Net servicing fees	72	59	147	200
Changes in fair value of MSRs due to market interest rates	55	(2)	83	(125)
Net derivative gains (losses) from economic hedges (4)	(55)	(6)	(81)	126
Changes in fair value of MSRs due to other valuation inputs or assumptions (5)	47	90	75	145
Market-related valuation changes to residential MSRs, net of hedge results	47	82	77	146
Total net servicing income	119	141	224	346
Net gains on mortgage loan originations/sales (6)	137	89	233	216
Total mortgage banking noninterest income	$256	230	$457	562
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, other interest costs, and transaction costs associated with sales of residential MSRs.
(2)Estimated future amortization expense for commercial MSRs was $70 million for the remainder of 2026, and $120 million, $108 million, $84 million, $68 million, and $45 million for the years ended December 31, 2027, 2028, 2029, 2030, and 2031, respectively.
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
(6)Includes net gains (losses) of $8 million and $29 million in the second quarter and first half of 2026, respectively, and $(2) million and $(14) million in the second quarter and first half of 2025, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

84	Wells Fargo & Company

Note 7: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 7 (Leasing Activity) in our 2025 Form 10-K for additional information about our leasing activities.

As a Lessor
Noninterest income on leases, as shown in Table 7.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $57 million and $154 million for the quarters ended June 30, 2026 and 2025, respectively, and $119 million and $311 million for the first half of 2026 and 2025, respectively.
Table 7.1: Leasing Revenue (1)

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Interest income on lease financing	$224	234	$447	466
Other lease revenue:
Lease financing	20	21	43	46
Operating leases	81	234	164	467
Other lease-related revenue (2)	5	9	19	23
Noninterest income on leases	106	264	226	536
Total leasing revenue	$330	498	$673	1,002
(1)    In January 2026, we closed the sale of our rail car leasing business, which included finance leases and operating leases.
(2)    Includes net gains or (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Table 7.2 presents balances for our operating leases.
Table 7.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Jun 30, 2026	Dec 31, 2025
ROU assets	$3,633	3,641
Lease liabilities	4,138	4,162
Total lease costs, which are included in occupancy expense, were $295 million and $283 million for the quarters ended June 30, 2026 and 2025, respectively, and $602 million and $593 million for the first half of 2026 and 2025, respectively.

Wells Fargo & Company	85

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

In March 2026, we redeemed our Preferred Stock, Series BB, and issued our Preferred Stock, Series GG.

Table 8.1 summarizes information about our preferred stock.
Table 8.1: Preferred Stock

		June 30, 2026				December 31, 2025
(in millions, except shares)	Earliest redemption date	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	Currently redeemable	97,000	96,546	$—	—	97,000	96,546	$—	—
Preferred Stock:
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A	—	4,025,000	3,967,900	3,968	3,200	4,025,000	3,967,900	3,968	3,200
Series Y
5.625% Non-Cumulative Perpetual Class A	Currently redeemable	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A	Currently redeemable	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A	Currently redeemable	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A	Redeemed	—	—	—	—	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A	Currently redeemable	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A	9/15/2026	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
Series EE
7.625% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2028	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Series FF
6.85% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2029	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series GG
6.125% Fixed-Reset Non-Cumulative Perpetual Class A	6/15/2031	90,000	90,000	2,250	2,250	—	—	—	—
Total		4,611,900	4,550,346	$16,116	15,348	4,662,300	4,600,746	$17,376	16,608
(1)At the option of the holder, each share of Series L Preferred Stock may be converted at any time into 6.3814 shares of common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments. If converted within 30 days of certain liquidation or change of control events, the holder may receive up to 16.5916 additional shares, or, at our option, receive an equivalent amount of cash in lieu of common stock. We may convert some or all of the Series L Preferred Stock into shares of common stock if the closing price of our common stock exceeds 130 percent of the conversion price of the Series L Preferred Stock for 20 trading days during any period of 30 consecutive trading days. We declared quarterly dividends of $74 million on Series L Preferred Stock in each quarter during 2025 and the first half of 2026.
Table 8.2 presents our common stock shares outstanding.
Table 8.2: Common Stock Shares Outstanding

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Balance, beginning of period	3,064.3	3,261.7	3,092.6	3,288.9
Issued	1.6	2.6	19.6	19.9
Repurchased	(37.4)	(43.9)	(83.7)	(88.4)
Balance, end of period	3,028.5	3,220.4	3,028.5	3,220.4

86	Wells Fargo & Company

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

HIRING PRACTICES MATTERS. Government agencies, including the United States Department of Justice and the United States Securities and Exchange Commission (SEC), have undertaken formal or informal inquiries or investigations regarding the Company’s hiring practices related to diversity. The United States Department of Justice and the SEC have since closed their investigations without taking action. A securities fraud class action has also been filed in the United States District Court for the Northern District of California alleging that the Company and certain of its executive officers made false or misleading statements about the Company’s hiring practices related to diversity. On May 21, 2026, the court granted final approval of an agreement pursuant to which the Company agreed to pay
$85 million to resolve the securities fraud class action. Allegations related to the Company’s hiring practices related to diversity were also among the subjects of a shareholder derivative lawsuit in the United States District Court for the Northern District of California. On May 15, 2026, the court granted final approval of an agreement to resolve the shareholder derivative lawsuit.

HOME MORTGAGE DISCRIMINATION LITIGATION. Plaintiffs proposing to represent a class of home mortgage applicants and customers filed putative class actions against Wells Fargo alleging that Wells Fargo’s mortgage lending policies and practices resulted in disparate treatment and disparate impact against minority applicants. These actions have been consolidated in the United States District Court for the Northern District of California. In August 2025, the district court denied class certification and plaintiffs’ interlocutory appeal of the decision was denied in January 2026. Similar allegations related to the Company’s home mortgage lending practices were also among the subjects of a shareholder derivative lawsuit in the United States District Court for the Northern District of California. On May 15, 2026, the court granted final approval of an agreement to resolve the shareholder derivative lawsuit.

INTERCHANGE LITIGATION. Plaintiffs representing a class of merchants have filed putative class actions, and individual merchants have filed individual actions, alleging that Visa and Mastercard, as well as certain payment card issuing banks including Wells Fargo, unlawfully colluded to set interchange rates associated with Visa and Mastercard payment card transactions and that enforcement of certain Visa and Mastercard rules and alleged tying and bundling of services offered to merchants were anticompetitive. These actions have been consolidated in the United States District Court for the Eastern District of New York. Wells Fargo, along with other defendants and entities, are parties to loss and judgment sharing agreements, which provide that they, along with other entities, will share, based on a formula, in any losses or judgments from the relevant litigation. In July 2012, Visa, Mastercard, and the financial institution defendants, including Wells Fargo, agreed to pay a total of approximately $6.6 billion in order to settle the consolidated action. Several merchants opted out of the settlement and are pursuing individual actions. In June 2016, the United States Court of Appeals for the Second Circuit vacated the settlement agreement and reversed and remanded the consolidated action to the district court for further proceedings. In November 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties entered into a settlement agreement to resolve the damages class claims pursuant to which defendants agreed to pay a total of approximately $6.2 billion, which includes approximately $5.3 billion of funds remaining in escrow from the 2012 settlement and $900 million in additional funding. Wells Fargo’s allocated responsibility for the additional funding is approximately $94.5 million. The court granted final approval of the settlement on December 13, 2019, which was affirmed by the Second Circuit on March 15, 2023. On September 27, 2021, the district court granted the plaintiffs’ motion for class certification in the equitable relief case. On June 9, 2026, the court granted preliminary approval of a settlement agreement entered into by Visa and Mastercard to resolve the equitable

Wells Fargo & Company	87

Note 9:  Legal Actions (continued)
relief class claims. Some of the opt-out and direct-action cases have been settled while others remain pending.

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
OUTLOOK. As described above, the Company recognizes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible losses in excess of the Company’s accrual for probable and estimable losses was approximately $1.5 billion as of June 30, 2026. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the recognized accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

88	Wells Fargo & Company

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
Table 10.1: Notional or Contractual Amounts and Fair Values of Derivatives

	June 30, 2026			December 31, 2025
	Notional or contractual amount	Fair value		Notional or contractual amount	Fair value
		Derivative assets	Derivative liabilities		Derivative assets	Derivative liabilities
(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$522,894	555	1,165	377,837	447	852
Commodity contracts	17,554	23	27	8,854	2	279
Foreign exchange contracts	5,432	6	286	6,455	24	180
Total derivatives designated as qualifying hedging instruments		584	1,478		473	1,311
Derivatives not designated as hedging instruments
Interest rate contracts	11,475,877	19,620	20,640	11,919,067	21,896	21,923
Commodity contracts	162,959	7,220	4,292	117,863	3,245	4,126
Equity contracts	701,879	28,194	29,867	634,436	20,788	22,714
Foreign exchange contracts	6,496,069	57,357	55,745	5,601,838	38,047	36,797
Credit contracts	66,808	135	110	62,336	81	85
Total derivatives not designated as hedging instruments		112,526	110,654		84,057	85,645
Total derivatives before netting		113,110	112,132		84,530	86,956
Netting		(88,362)	(96,911)		(62,720)	(73,332)
Total		$24,748	15,221		21,810	13,624
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

Wells Fargo & Company	89

Note 10: Derivatives (continued)
Table 10.2: Offsetting of Derivative Assets and Liabilities

	June 30, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$19,157	20,314	20,594	20,835
OTC cleared	400	368	445	366
Exchange traded	21	7	58	65
Total interest rate contracts	19,578	20,689	21,097	21,266
Commodity contracts
OTC	3,484	3,513	2,432	3,764
Exchange traded	2,982	512	405	252
Total commodity contracts	6,466	4,025	2,837	4,016
Equity contracts
OTC	8,712	15,544	6,836	12,149
Exchange traded	17,204	11,911	12,274	8,476
Total equity contracts	25,916	27,455	19,110	20,625
Foreign exchange contracts
OTC	56,931	55,740	37,437	36,757
Total foreign exchange contracts	56,931	55,740	37,437	36,757
Credit contracts
OTC	126	99	81	83
Total credit contracts	126	99	81	83
Total derivatives subject to enforceable master netting arrangements, gross	109,017	108,008	80,562	82,747
Less: Gross amounts offset
Counterparty netting (1)	(82,047)	(81,898)	(57,957)	(57,777)
Cash collateral netting	(6,315)	(15,013)	(4,763)	(15,555)
Total derivatives subject to enforceable master netting arrangements, net	20,655	11,097	17,842	9,415
Derivatives not subject to enforceable master netting arrangements	4,093	4,124	3,968	4,209
Total derivatives recognized in consolidated balance sheet, net	24,748	15,221	21,810	13,624
Non-cash collateral	(5,144)	(3,305)	(4,906)	(3,091)
Total derivatives, net	$19,604	11,916	16,904	10,533
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

We estimate $591 million pre-tax of deferred net losses related to cash flow hedges in OCI at June 30, 2026, will be reclassified into net interest income during the next 12 months. For cash flow hedges as of June 30, 2026, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of approximately 9 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2025 Form 10-K.

90	Wells Fargo & Company

Table 10.3 and Table 10.4 show the net gains (losses) related to derivatives in cash flow and fair value hedging relationships, respectively.
Table 10.3: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recognized in net income	Total recognized in OCI
(in millions)	Interest-earning deposits with banks (1)	Loans	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2026
Total amounts presented in the consolidated statement of income and other comprehensive income	$1,351	14,301	(2,386)	N/A	(675)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(36)	(31)	—	(67)	67
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(743)
Total gains (losses) (pre-tax) on interest rate contracts	(36)	(31)	—	(67)	(676)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(1)	(1)	1
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(36)	(31)	(1)	(68)	(675)
Quarter ended June 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income (1)	$1,353	13,573	(2,609)	N/A	448
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(58)	(105)	—	(163)	163
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	279
Total gains (losses) (pre-tax) on interest rate contracts	(58)	(105)	—	(163)	442
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(1)	(1)	1
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(58)	(105)	(1)	(164)	443
Six months ended June 30, 2026
Total amounts presented in the consolidated statement of income and other comprehensive income	$2,619	28,110	(4,772)	N/A	(1,140)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(74)	(72)	—	(146)	146
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(1,300)
Total gains (losses) (pre-tax) on interest rate contracts	(74)	(72)	—	(146)	(1,154)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	2
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(74)	(72)	(2)	(148)	(1,152)
Six months ended June 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income (1)	$2,826	26,930	(5,191)	N/A	1,041
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(113)	(190)	—	(303)	303
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	723
Total gains (losses) (pre-tax) on interest rate contracts	(113)	(190)	—	(303)	1,026
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(3)	(3)	3
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(3)	(3)	3
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(113)	(190)	(3)	(306)	1,029
(1)In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities, with corresponding changes to our consolidated statement of income. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).

Wells Fargo & Company	91

Note 10: Derivatives (continued)

Table 10.4: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income	Total recognized in net income	Total recognized in OCI
(in millions)	Available-for-sale and held-to-maturity debt securities (1)	Deposits	Long-term debt	Net gains from trading and securities (1)	Derivative gains (losses)	Derivative gains (losses)
Quarter ended June 30, 2026
Total amounts presented in the consolidated statement of income and other comprehensive income	$3,708	(5,516)	(2,386)	2,241	N/A	(675)
Interest rate contracts
Amounts related to cash flows on derivatives	3	11	(190)	—	(176)	N/A
Recognized on derivatives	920	(128)	(677)	—	115	—
Recognized on hedged items	(918)	127	686	—	(105)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	5	10	(181)	—	(166)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(22)	—	(22)	N/A
Recognized on derivatives	—	—	28	(40)	(12)	—
Recognized on hedged items	—	—	(32)	40	8	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(26)	—	(26)	—
Commodity contracts
Recognized on derivatives	—	—	—	1,519	1,519	—
Recognized on hedged items	—	—	—	(1,178)	(1,178)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	341	341	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$5	10	(207)	341	149	—
Quarter ended June 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income (1)	$3,455	(5,061)	(2,609)	1,495	N/A	448
Interest rate contracts
Amounts related to cash flows on derivatives	84	—	(502)	—	(418)	N/A
Recognized on derivatives	(405)	15	963	—	573	—
Recognized on hedged items	403	(15)	(980)	—	(592)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	82	—	(519)	—	(437)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(16)	—	(16)	N/A
Recognized on derivatives	—	—	16	41	57	5
Recognized on hedged items	—	—	(22)	(40)	(62)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(22)	1	(21)	5
Commodity contracts
Recognized on derivatives	—	—	—	(539)	(539)	—
Recognized on hedged items	—	—	—	646	646	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	107	107	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$82	—	(541)	108	(351)	5

(continued on following page)

92	Wells Fargo & Company

(continued from previous page)

	Net interest income			Noninterest income	Total recognized in net income	Total recognized in OCI
(in millions)	Available-for-sale and held-to-maturity debt securities (1)	Deposits	Long-term debt	Net gains from trading and securities (1)	Derivative gains (losses)	Derivative gains (losses)
Six months ended June 30, 2026
Total amounts presented in the consolidated statement of income and other comprehensive income	$7,252	(10,490)	(4,772)	3,764	N/A	(1,140)
Interest rate contracts
Amounts related to cash flows on derivatives	28	30	(408)	—	(350)	N/A
Recognized on derivatives	1,437	(277)	(1,139)	—	21	—
Recognized on hedged items	(1,433)	279	1,149	—	(5)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	32	32	(398)	—	(334)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	5	—	(44)	—	(39)	N/A
Recognized on derivatives	—	—	(21)	(81)	(102)	12
Recognized on hedged items	—	—	12	81	93	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	5	—	(53)	—	(48)	12
Commodity contracts
Recognized on derivatives	—	—	—	2,019	2,019	—
Recognized on hedged items	—	—	—	(1,687)	(1,687)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	332	332	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$37	32	(451)	332	(50)	12
Six months ended June 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income (1)	$6,776	(10,270)	(5,191)	2,389	N/A	1,041
Interest rate contracts
Amounts related to cash flows on derivatives	148	25	(1,038)	—	(865)	N/A
Recognized on derivatives	(977)	56	3,007	—	2,086	—
Recognized on hedged items	971	(57)	(3,035)	—	(2,121)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	142	24	(1,066)	—	(900)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(34)	—	(34)	N/A
Recognized on derivatives	—	—	15	77	92	12
Recognized on hedged items	—	—	(27)	(76)	(103)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(46)	1	(45)	12
Commodity contracts
Recognized on derivatives	—	—	—	(1,877)	(1,877)	—
Recognized on hedged items	—	—	—	1,995	1,995	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	118	118	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$142	24	(1,112)	119	(827)	12
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
Table 10.5: Hedged Items in Fair Value Hedging Relationships

	Hedged items currently designated		Hedged items no longer designated
(in millions)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities) (3)	Carrying amount of assets/(liabilities) (1)(2)	Hedge accounting basis adjustment assets/(liabilities)
June 30, 2026
Available-for-sale debt securities (4)(5)	$125,871	(1,707)	23,778	257
Trading assets (6)	12,978	(531)	—	—
Interest-bearing deposits	(93,116)	149	—	—
Long-term debt	(155,785)	10,902	—	—
December 31, 2025
Available-for-sale debt securities (4)(5)	$94,388	(698)	21,489	285
Trading assets (6)	9,107	1,726	—	—
Interest-bearing deposits	(64,595)	(130)	—	—
Long-term debt	(154,397)	9,825	—	—
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $0 and $892 million for AFS debt securities where only foreign currency risk is the designated hedged risk as of June 30, 2026, and December 31, 2025, respectively.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)The balance includes $(470) million, $(36) million, and $453 million of AFS debt securities, trading assets, and long-term debt cumulative basis adjustments, respectively, as of June 30, 2026, and $10 million, $100 million, and $455 million of AFS debt securities, trading assets, and long-term debt cumulative basis adjustments, respectively, as of December 31, 2025, on terminated hedges whereby the hedged items have subsequently been re-designated into existing hedges.
(4)Carrying amount represents the amortized cost.
(5)At June 30, 2026, and December 31, 2025, the amortized cost of closed portfolios of AFS debt securities using the portfolio layer method was $52.4 billion and $43.2 billion, respectively, of which $19.8 billion and $15.3 billion was designated as hedged, respectively. The balance includes cumulative basis adjustments of $(181) million and $75 million as of June 30, 2026, and December 31, 2025, respectively, related to certain AFS debt securities designated as the hedged item in a fair value hedge using the portfolio layer method.
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
Table 10.6: Gains (Losses) on Economic Hedge and Other Derivatives

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Interest rate contracts (1)	$(43)	22	$(17)	245
Equity contracts (2)	499	280	417	48
Foreign exchange contracts (3)	45	(461)	454	(745)
Credit contracts (4)	(30)	(38)	(35)	(43)
Net gains (losses) recognized related to economic hedge derivatives	$471	(197)	$819	(495)
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
Table 10.7: Net Gains (Losses) from Derivative Valuation Adjustments

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
CVA	$45	(36)	$(17)	(59)
DVA	(30)	10	49	(8)
FVA	7	(26)	(2)	(47)
Total	$22	(52)	$30	(114)
Table 10.8 presents the impact of derivative valuation adjustments on derivative fair values.
Table 10.8: Derivative Valuation Adjustments

	Contra Liability (Contra Asset)
(in millions)	Jun 30, 2026	Dec 31, 2025
CVA	$(303)	(286)
DVA	248	200
FVA, net	(94)	(93)
Total derivative valuation adjustments	$(149)	(179)
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
Table 10.9 provides details of sold credit derivatives.
Table 10.9: Sold Credit Derivatives

	Credit protection sold – Notional amount
(in millions)	Total	Non-investment grade
June 30, 2026
Credit default swaps	$15,980	1,261
Risk participation swaps	6,406	4,164
Total credit derivatives	$22,386	5,425
December 31, 2025
Credit default swaps	$12,568	922
Risk participation swaps	6,208	4,052
Total credit derivatives	$18,776	4,974
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
Table 10.10: Credit-Risk Contingent Features

(in billions)	Jun 30, 2026	Dec 31, 2025
Net derivative liabilities with credit-risk contingent features	$28.0	26.3
Collateral posted	23.9	22.7
Additional collateral to be posted upon a below investment grade credit rating (1)	4.1	3.7
(1)Any credit rating below investment grade requires us to post the maximum amount of collateral.

Wells Fargo & Company	95

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

96	Wells Fargo & Company

Assets and Liabilities Recognized at Fair Value on a Recurring Basis
Table 11.1 presents the balances of assets and liabilities recognized at fair value on a recurring basis.
Table 11.1: Fair Value on a Recurring Basis

	June 30, 2026				December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading assets:
Debt securities:
Securities of U.S. Treasury and federal agencies	$63,428	4,929	8	68,365	51,376	3,421	—	54,797
Collateralized loan obligations	—	904	85	989	—	859	77	936
Corporate debt securities	—	17,078	17	17,095	—	19,349	15	19,364
Federal agency mortgage-backed securities	—	67,804	—	67,804	—	69,836	—	69,836
Non-agency mortgage-backed securities	—	1,919	1	1,920	—	1,692	1	1,693
Other debt securities	—	6,276	3	6,279	—	7,236	—	7,236
Total trading debt securities	63,428	98,910	114	162,452	51,376	102,393	93	153,862
Equity securities (1)	33,926	4,029	4	37,959	32,322	5,948	4	38,274
Physical commodities inventory	5,379	7,599	—	12,978	3,430	5,677	—	9,107
Trading loans	—	4,821	210	5,031	—	4,813	69	4,882
Derivative assets (gross):
Interest rate contracts	17	19,958	200	20,175	58	21,985	300	22,343
Commodity contracts	272	6,840	131	7,243	38	3,096	113	3,247
Equity contracts	—	27,694	500	28,194	—	20,636	152	20,788
Foreign exchange contracts	—	57,356	7	57,363	—	38,069	2	38,071
Credit contracts	—	129	6	135	—	51	30	81
Total derivative assets (gross)	289	111,977	844	113,110	96	83,837	597	84,530
Total trading assets prior to derivative netting	$103,022	227,336	1,172	331,530	87,224	202,668	763	290,655
Derivative netting (2)				(88,362)				(62,720)
Total trading assets after derivative netting				$243,168				227,935
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$81,122	—	—	81,122	51,809	—	—	51,809
Securities of U.S. states and political subdivisions	—	10,463	12	10,475	—	10,383	14	10,397
Federal agency mortgage-backed securities	—	146,572	—	146,572	—	140,080	—	140,080
Non-agency mortgage-backed securities	—	1,800	2	1,802	—	2,124	2	2,126
Collateralized loan obligations	—	9,806	—	9,806	—	7,904	—	7,904
Other debt securities	—	333	216	549	—	1,040	217	1,257
Total available-for-sale debt securities	81,122	168,974	230	250,326	51,809	161,531	233	213,573
Loans held for sale (3)	—	856	57	913	—	721	107	828
Mortgage servicing rights (residential) (3)	—	—	5,343	5,343	—	—	5,696	5,696
Equity securities (1)	2,302	20	72	2,394	1,941	—	67	2,008
Other assets	345	—	181	526	311	—	161	472
Total assets measured at fair value on a recurring basis	$186,791	397,186	7,055	591,032	141,285	364,920	7,027	513,232
Trading liabilities:
Securities sold, not yet purchased	$(33,433)	(7,977)	—	(41,410)	(24,581)	(7,261)	(2)	(31,844)
Derivative liabilities gross:
Interest rate contracts	(7)	(21,254)	(544)	(21,805)	(65)	(22,268)	(442)	(22,775)
Commodity contracts	(275)	(3,940)	(104)	(4,319)	(79)	(4,265)	(61)	(4,405)
Equity contracts	—	(28,431)	(1,436)	(29,867)	—	(21,438)	(1,276)	(22,714)
Foreign exchange contracts	—	(55,997)	(34)	(56,031)	—	(36,975)	(2)	(36,977)
Credit contracts	—	(86)	(24)	(110)	—	(57)	(28)	(85)
Total derivative liabilities (gross)	(282)	(109,708)	(2,142)	(112,132)	(144)	(85,003)	(1,809)	(86,956)
Total trading liabilities prior to derivative netting	(33,715)	(117,685)	(2,142)	(153,542)	(24,725)	(92,264)	(1,811)	(118,800)
Derivative netting (2)				96,911				73,332
Total trading liabilities after derivative netting				$(56,631)				(45,468)
Long-term debt	—	(12,435)	(206)	(12,641)	—	(7,082)	—	(7,082)
Other liabilities	—	(345)	(42)	(387)	—	(311)	(46)	(357)
Total liabilities measured at fair value on a recurring basis	$(33,715)	(130,465)	(2,390)	(166,570)	(24,725)	(99,657)	(1,857)	(126,239)
(1)Trading equity securities includes $900 million of securities acquired in second quarter 2026 subject to a contractual lock-up period restricting the sale of the securities until third quarter 2026. See Note 4 (Equity Securities) for information on contractual lock-up periods related to non-trading equity securities.
(2)Represents balance sheet netting of derivative asset and liability balances, related cash collateral, and portfolio level valuation adjustments. See Note 10 (Derivatives) for additional information.
(3)Loans held for sale and mortgage servicing rights are included in other assets on our consolidated balance sheet.

Wells Fargo & Company	97

Note 11: Fair Value Measurements (continued)
Level 3 Assets and Liabilities Recognized at Fair Value on a Recurring Basis
Table 11.2 presents the changes in Level 3 assets and liabilities recognized at fair value on a recurring basis.
Table 11.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end (2)(6)
(in millions)	Balance, beginning of period	Net gains/(losses) (1)(2)	Purchases (3)	Sales	Settlements	Transfers into Level 3 (4)	Transfers out of Level 3 (5)	Balance, end of period
Quarter ended June 30, 2026
Trading assets (7):
Debt instruments (8)	$215	(8)	72	(58)	(6)	115	(6)	324	(10)
Net derivative assets and liabilities:
Interest rate contracts	(271)	(114)	—	—	25	—	16	(344)	(113)
Equity contracts	(833)	(419)	6	(8)	225	(74)	167	(936)	(262)
Other derivative contracts	9	(34)	3	(1)	21	—	(16)	(18)	(33)
Total derivative contracts	(1,095)	(567)	9	(9)	271	(74)	167	(1,298)	(408)
Available-for-sale debt securities	225	6	1	—	(2)	—	—	230	6
Mortgage servicing rights (residential) (9)	5,608	(60)	22	(227)	—	—	—	5,343	102
Long-term debt	—	4	(210)	—	—	—	—	(206)	4
Other (7)	150	76	8	(32)	(2)	5	(9)	196	73
Quarter ended June 30, 2025
Trading assets (7):
Debt instruments (8)	$153	(11)	10	(20)	(5)	13	(7)	133	(8)
Net derivative assets and liabilities:
Interest rate contracts	(2,330)	230	—	—	24	—	1,896	(180)	178
Equity contracts	(1,124)	(121)	—	—	139	(57)	118	(1,045)	(77)
Other derivative contracts	(96)	(28)	6	(1)	(41)	—	136	(24)	18
Total derivative contracts	(3,550)	81	6	(1)	122	(57)	2,150	(1,249)	119
Available-for-sale debt securities	211	(2)	—	—	—	—	—	209	(1)
Mortgage servicing rights (residential) (9)	6,536	(108)	26	(37)	—	—	—	6,417	88
Long-term debt	—	—	—	—	—	—	—	—	—
Other (7)	163	33	11	—	(4)	5	(10)	198	33
Six months ended June 30, 2026
Trading assets (7):
Debt instruments (8)	$162	(24)	299	(287)	(12)	199	(13)	324	(39)
Net derivative assets and liabilities:
Interest rate contracts	(142)	(277)	—	—	30	—	45	(344)	(242)
Equity contracts	(1,124)	(237)	6	(8)	432	(309)	304	(936)	20
Other derivative contracts	54	(49)	5	(5)	12	(2)	(33)	(18)	(18)
Total derivative contracts	(1,212)	(563)	11	(13)	474	(311)	316	(1,298)	(240)
Available-for-sale debt securities	233	(3)	6	—	(6)	—	—	230	(3)
Mortgage servicing rights (residential) (9)	5,696	(166)	39	(226)	—	—	—	5,343	158
Long-term debt	—	4	(210)	—	—	—	—	(206)	4
Other (7)	222	21	17	(62)	(5)	14	(11)	196	20
Six months ended June 30, 2025
Trading assets (7):
Debt instruments (8)	$144	(18)	23	(27)	(15)	41	(15)	133	(16)
Net derivative assets and liabilities:
Interest rate contracts	(3,603)	1,098	—	—	429	—	1,896	(180)	293
Equity contracts	(1,167)	(67)	—	—	259	(197)	127	(1,045)	1
Other derivative contracts	(33)	55	8	(1)	(189)	—	136	(24)	24
Total derivative contracts	(4,803)	1,086	8	(1)	499	(197)	2,159	(1,249)	318
Available-for-sale debt securities	216	(1)	3	—	(9)	—	—	209	(1)
Mortgage servicing rights (residential) (9)	6,844	(365)	51	(113)	—	—	—	6,417	20
Long-term debt	—	—	—	—	—	—	—	—	—
Other (7)	278	(43)	16	—	(7)	10	(56)	198	(43)
(1)All amounts represent net gains (losses) included in net income except for AFS debt securities and other assets and liabilities which also included net gains (losses) in other comprehensive income (OCI). Net gains (losses) included in OCI for AFS debt securities were $7 million and $(2) million for the second quarter and first half of 2026, respectively, and $(1) million for both the second quarter and first half of 2025. Net gains (losses) included in OCI for other assets and liabilities were $(5) million and $2 million for the second quarter and first half of 2026, respectively, and $(10) million and $(9) million for the second quarter and first half of 2025, respectively.
(2)On our consolidated statement of income, gains and losses from the following instruments are reported as indicated: trading debt instruments and available-for-sale debt securities in net gains from trading and securities; derivative contracts in mortgage banking income, net gains from trading and securities, and other noninterest income; mortgage servicing rights in mortgage banking income; long-term debt in interest expense and net gains from trading and securities; and other fair value instruments in mortgage banking income and other noninterest income.
(3)Includes originations of mortgage servicing rights and loans held for sale and issuances of long-term debt.
(4)All assets and liabilities transferred into Level 3 were previously classified as Level 2.
(5)All assets and liabilities transferred out of Level 3 are classified as Level 2.
(6)All amounts represent net unrealized gains (losses) related to assets and liabilities held at period end included in net income except for AFS debt securities and other assets and liabilities which also included net unrealized gains (losses) related to assets and liabilities held at period end in OCI. Net unrealized gains (losses) included in OCI for AFS debt securities were $7 million and $(2) million for the second quarter and first half of 2026, respectively, and $(1) million for both the second quarter and first half of 2025. Net unrealized gains (losses) included in OCI for other assets and liabilities were $(5) million and $2 million for the second quarter and first half of 2026, respectively, and $(10) million and $(9) million for the second quarter and first half of 2025, respectively.
(7)In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities and short-term borrowings, with corresponding changes to our consolidated statement of income. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
(8)Includes trading debt securities and trading loans.
(9)For additional information on the changes in mortgage servicing rights, see Note 6 (Mortgage Banking Activities).

98	Wells Fargo & Company

Table 11.3 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value on a recurring basis.
Weighted averages of inputs are calculated using outstanding unpaid principal balances of loans serviced for residential MSRs and notional amounts for derivative instruments.
Table 11.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3	Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
June 30, 2026
Mortgage servicing rights (residential)	$5,343	Discounted cash flow	Cost to service per loan (1)	$62	-	435		89
			Discount rate	9.2	-	11.9%		9.4
			Prepayment rate (2)	5.5	-	23.5		7.6
Net derivative assets and (liabilities):
Interest rate contracts	(344)	Discounted cash flow	Discount rate	2.3	-	7.4		3.9
Equity contracts	(355)	Discounted cash flow	Conversion factor	(0.3)	-	0.0		(0.2)
			Weighted average life	0.5	-	3.5	yrs	1.2
	(581)	Option model	Correlation factor	(66.5)	-	98.0%		57.9
			Volatility factor	10.7	-	97.6		51.7
December 31, 2025
Mortgage servicing rights (residential)	$5,696	Discounted cash flow	Cost to service per loan (1)	$61	-	446		96
			Discount rate	8.8	-	12.5%		9.1
			Prepayment rate (2)	5.7	-	23.0		8.0
Net derivative assets and (liabilities):
Interest rate contracts	(139)	Discounted cash flow	Discount rate	2.5	-	3.5		3.4
	(3)	Discounted cash flow	Default rate	0.4	-	12.0		2.4
			Loss severity	50.0	-	50.0		50.0
Equity contracts	(579)	Discounted cash flow	Conversion factor	(0.3)	-	0.0		(0.2)
			Weighted average life	1.0	-	4.0	yrs	1.7
	(545)	Option model	Correlation factor	(20.0)	-	98.5%		77.1
			Volatility factor	8.0	-	105.0		42.7
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans, the range is $62 - $120 at June 30, 2026, and $61 - $112 at December 31, 2025.
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

Wells Fargo & Company	99

Note 11: Fair Value Measurements (continued)
Assets and Liabilities Recognized at Fair Value on a
Nonrecurring Basis
Table 11.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of June 30, 2026, and December 31, 2025, and for which a nonrecurring fair value adjustment was recognized during the six months ended June 30, 2026, and the year ended December 31, 2025.
Table 11.4: Fair Value on a Nonrecurring Basis

	June 30, 2026			December 31, 2025
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$599	9	608	1,846	240	2,086
Loans:
Commercial	417	—	417	1,161	—	1,161
Consumer	67	—	67	96	—	96
Total loans	484	—	484	1,257	—	1,257
Equity securities	652	2,780	3,432	1,001	1,791	2,792
Other assets	46	1	47	89	9	98
Total assets at fair value on a nonrecurring basis	$1,781	2,790	4,571	4,193	2,040	6,233
(1)Consists of commercial mortgages and residential mortgage – first lien loans.
Table 11.5 presents the gains (losses) on all assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 11.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustments

	Six months ended June 30,
(in millions)	2026	2025
Loans held for sale	$1	8
Loans:
Commercial	(197)	(273)
Consumer	(196)	(213)
Total loans	(393)	(486)
Equity securities (1)	344	(249)
Other assets (2)(3)	(15)	(34)
Total	$(63)	(761)
(1)Includes impairment of equity securities and observable price changes related to equity securities accounted for under the measurement alternative.
(2)Includes impairment of operating lease ROU assets and valuation losses on foreclosed real estate and other collateral owned.
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
Table 11.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)	Range of Inputs Positive (Negative)			Weighted Average
June 30, 2026
Equity securities	$1,566	Market comparable pricing	Comparability adjustment	(100.0)	-	(15.0)%	(59.9)
	1,214	Market comparable pricing	Multiples	1.1x	-	28.0x	7.6x
December 31, 2025
Equity securities	393	Market comparable pricing	Comparability adjustment	(100.0)	-	(4.9)%	(49.1)
	1,398	Market comparable pricing	Multiples	1.1x	-	44.1x	12.3x
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
Table 11.7: Fair Value Option

	June 30, 2026			December 31, 2025
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Trading assets (1)	$5,031	5,516	(485)	4,882	5,180	(298)
Other assets (1)	913	922	(9)	828	846	(18)
Other liabilities	(345)	—	(345)	(311)	—	(311)
Long-term debt (2)	(12,641)	(13,444)	803	(7,082)	(7,647)	565
(1)Trading assets consists of trading loans and other assets consists of loans held for sale accounted for under the fair value option. Nonaccrual loans and loans 90 days or more past due and still accruing were insignificant at June 30, 2026, and December 31, 2025.
(2)Includes zero coupon notes for which the aggregate unpaid principal amount reflects the contractual principal due at maturity.
Table 11.8 reflects amounts included in earnings related to initial measurement and subsequent changes in fair value, by income statement line item, for assets and liabilities for which the fair value option was elected. Amounts recognized in net interest income are excluded from the table below.
Table 11.8: Gains (Losses) on Changes in Fair Value Included in Earnings

	2026			2025
(in millions)	Mortgage banking noninterest income	Net gains from trading and securities (1)	Other noninterest income	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income
Quarter ended June 30,
Trading assets (1)	$—	18	3	—	12	—
Other assets (1)	11	—	—	20	—	—
Other liabilities	—	—	(28)	—	—	(22)
Long-term debt	—	130	—	—	3	—
Six months ended June 30,
Trading assets (1)	$—	(35)	3	—	9	—
Other assets (1)	11	—	—	41	—	—
Other liabilities	—	—	(34)	—	—	(19)
Long-term debt	—	229	—	—	(23)	—
(1)In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities, with corresponding changes to our consolidated statement of income. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
For performing loans, instrument-specific credit risk gains or losses are derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. For trading loans and loans held for sale accounted for under the fair value option, which are included in trading assets and other assets, respectively, on our consolidated balance sheet, instrument-specific credit gains or losses were insignificant for the second quarter and first half of both 2026 and 2025.

For long-term debt, instrument-specific credit risk gains or losses represent the impact of changes in fair value due to changes in our credit spread and are generally derived using observable secondary bond market information. These impacts are recognized within the debit valuation adjustments (DVA) in OCI. See Note 20 (Other Comprehensive Income) for additional information.

Wells Fargo & Company	101

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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in Table 11.9. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $606 million and $639 million at June 30, 2026, and December 31, 2025, respectively.

The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.
Table 11.9: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
June 30, 2026
Financial assets
Cash and due from banks (1)	$42,161	42,161	—	—	42,161
Interest-earning deposits with banks (1)	161,214	160,878	336	—	161,214
Federal funds sold and securities borrowed or purchased under resale agreements (1)	205,345	—	205,345	—	205,345
Held-to-maturity debt securities	198,573	2,043	160,842	3,280	166,165
Loans held for sale (2)	1,890	—	1,741	158	1,899
Loans, net (2)	1,001,739	—	720	974,592	975,312
Equity securities (cost method)	4,621	—	—	4,726	4,726
Total financial assets	$1,615,543	205,082	368,984	982,756	1,556,822
Financial liabilities
Deposits (3)	$197,259	—	110,055	87,073	197,128
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	251,804	—	251,804	—	251,804
Short-term borrowings	25,132	—	25,171	—	25,171
Long-term debt (4)	169,487	—	173,285	1,277	174,562
Total financial liabilities	$643,682	—	560,315	88,350	648,665
December 31, 2025
Financial assets
Cash and due from banks (1)	$39,182	39,182	—	—	39,182
Interest-earning deposits with banks (1)	135,028	134,695	333	—	135,028
Federal funds sold and securities borrowed or purchased under resale agreements (1)	193,929	—	193,929	—	193,929
Held-to-maturity debt securities	208,023	2,051	170,490	3,256	175,797
Loans held for sale	2,618	—	2,418	263	2,681
Loans, net (2)	957,037	—	820	931,108	931,928
Equity securities (cost method)	4,323	—	—	4,415	4,415
Total financial assets	$1,540,140	175,928	367,990	939,042	1,482,960
Financial liabilities
Deposits (3)	$166,686	—	75,728	90,379	166,107
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	232,687	—	232,687	—	232,687
Short-term borrowings	18,323	—	18,331	—	18,331
Long-term debt (4)	167,618	—	172,563	1,390	173,953
Total financial liabilities	$585,314	—	499,309	91,769	591,078
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing in loans and loans held for sale, net of allowance for credit losses, of $15.5 billion and $16.4 billion at June 30, 2026, and December 31, 2025, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.3 trillion at both June 30, 2026, and December 31, 2025.
(4)Excludes obligations under finance leases of $11 million and $12 million at June 30, 2026, and December 31, 2025, respectively.

102	Wells Fargo & Company

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

We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We may retain servicing rights on the transferred loans. As a servicer, we may retain the option to repurchase loans from certain loan securitizations, which becomes exercisable based on delinquency status such as when three scheduled loan payments are past due. When we have the unilateral option to repurchase a loan, we recognize the loan and a corresponding liability on our balance sheet regardless of our intent to repurchase the loan, and the loans remain pledged to the securitization. At June 30, 2026, and December 31, 2025, we recognized assets and related liabilities of $455 million and $751 million, respectively, where we did not exercise our option to repurchase eligible loans. We repurchased loans of $54 million and $109 million during the second quarter and first half of 2026, respectively, and $99 million and $196 million during the second quarter and first half of 2025, respectively.

Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties as well as other recourse arrangements. At June 30, 2026, and December 31, 2025, our liability for these repurchase and recourse arrangements was $156 million and $189 million, respectively, and the maximum exposure to loss was $13.8 billion and $13.9 billion at June 30, 2026, and December 31, 2025, respectively.

Substantially all residential servicing activity is related to assets transferred to GSE and GNMA securitizations. See Note 6 (Mortgage Banking Activities) for additional information about residential and commercial servicing rights, advances and servicing fees.

NONCONFORMING MORTGAGE LOAN SECURITIZATIONS. In the normal course of business, we sell nonconforming mortgage loans in securitization transactions that we design and sponsor. Nonconforming mortgage loan securitizations do not involve a government credit guarantee, and accordingly, beneficial interest holders are subject to credit risk of the underlying assets held by the securitization VIE. We typically originate the transferred loans and account for the transfers as sales. We may retain the right to service the loans and may hold other beneficial interests issued by the VIE, such as debt securities and loans held for investment purposes, including those required to be held pursuant to credit risk retention rules. For our commercial nonconforming mortgage loan securitizations accounted for as sales, we do not consolidate the VIE because the most significant decisions impacting the performance of the VIE are generally made by the special servicer or the controlling class security holder. For our residential nonconforming mortgage loan securitizations accounted for as sales, we either do not hold variable interests that we consider potentially significant or are not the primary servicer for a majority of the VIE assets.

WHOLE LOAN SALE TRANSACTIONS. We may also sell whole loans where we have continuing involvement in the form of financing and we account for these transfers as sales. When sales are to VIEs, we do not consolidate the VIEs as we do not have the power to direct the most significant activities of the VIEs.

Table 12.1 presents information about transfers of assets during the periods presented for which we recognized the transfers as sales and have continuing involvement with the transferred assets. In connection with these transfers, we received proceeds and recognized servicing assets, securities, and/or loans, as applicable. Each of these interests are initially measured at fair value. Transfers of residential mortgage loans are transactions

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
Table 12.1: Transfers with Continuing Involvement

	2026		2025
(in millions)	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Quarter ended June 30,
Assets sold	$1,709	4,077	2,235	3,596
Proceeds from transfer (1)	1,709	4,119	2,235	3,624
Net gains (losses) on sale	—	42	—	28

Continuing involvement (2):
Servicing rights recognized	$22	23	26	22
Securities and loans recognized (3)	—	513	—	106
Six months ended June 30,
Assets sold	$3,043	6,417	4,117	4,271
Proceeds from transfer (1)	3,043	6,479	4,117	4,310
Net gains (losses) on sale	—	62	—	39

Continuing involvement (2):
Servicing rights recognized	$39	41	50	33
Securities and loans recognized (3)	—	557	—	106
(1)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(2)Represents assets or liabilities recognized at transfer date related to our continuing involvement in the transferred assets.
(3)Represents debt securities and loans obtained at securitization settlement and loans related to seller financing arrangements. These debt securities and loans are held for investment purposes and are classified as available-for-sale securities, held-to-maturity securities, or as loans, including amounts required to be held pursuant to credit risk retention rules. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $666 million and $1.1 billion during the second quarter and first half of 2026, respectively, and $1.3 billion and $1.8 billion during the second quarter and first half of 2025, respectively.
In the normal course of business, we purchase certain non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We may also provide seller financing in the form of loans. We received cash flows of $146 million and $181 million during the second quarter and first half of 2026, respectively, and $4 million and $10 million during the second quarter and first half of 2025, respectively, for VIEs with continuing involvement, related to principal and interest payments on these securities and loans. These amounts exclude cash flows related to trading activities.
RESECURITIZATION ACTIVITIES. We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or guaranteed by GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. During the six months ended June 30, 2026 and 2025, we transferred trading debt securities of $13.9 billion and $8.0 billion, respectively, to resecuritization VIEs, and retained trading debt securities of $1.2 billion and $932 million, respectively. These amounts are not included in Table 12.1. As of June 30, 2026, and December 31, 2025, we held $1.5 billion and $1.1 billion of trading debt securities, respectively. Total resecuritization VIE assets, to which we sold assets and hold an interest, were $56.6 billion and $52.9 billion at June 30, 2026, and December 31, 2025, respectively.

104	Wells Fargo & Company

Sold or Securitized Loans Serviced for Others
Table 12.2 presents information about loans that we have originated and sold or securitized in which we have ongoing involvement as servicer. For loans sold or securitized where servicing is our only form of continuing involvement, we generally experience a loss only if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts. Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status.
Table 12.2 excludes mortgage loans sold to and held or securitized by GSEs or GNMA of $430.2 billion and $461.8 billion at June 30, 2026, and December 31, 2025, respectively, due to guarantees provided by GSEs and the FHA and VA, which limit our credit risk associated with such securitizations. Delinquent loans and foreclosed assets related to loans sold to and held or securitized by GSEs and GNMA were $1.5 billion and $1.7 billion at June 30, 2026, and December 31, 2025, respectively.
Table 12.2: Sold or Securitized Loans Serviced for Others

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Six months ended June 30,
(in millions)	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025	2026	2025
Commercial	$6	6	—	—	—	—
Residential	1,092	3,069	102	287	5	5
Total off-balance sheet sold or securitized loans	$1,098	3,075	102	287	5	5
(1)Includes $15 million and $13 million of residential foreclosed assets at June 30, 2026, and December 31, 2025, respectively.
Unconsolidated VIEs
MORTGAGE LOAN SECURITIZATIONS. Table 12.3 includes nonconforming mortgage loan securitizations where we originate and transfer the loans to the unconsolidated securitization VIEs that we sponsor. For additional information about these VIEs, see the “Loan Sales and Securitization Activity” section within this Note.

Conforming loan securitization and resecuritization transactions involving the GSEs and GNMA are excluded from Table 12.3 because we are not the sponsor or we do not have power over the activities most significant to the VIEs. Additionally, due to the nature of the guarantees provided by the GSEs and the FHA and VA, our credit risk associated with these VIEs is limited. For additional information about conforming mortgage loan securitizations and resecuritizations, see the “Loan Sales and Securitization Activity” and “Resecuritization Activities” sections within this Note.
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

Note 12: Securitizations and Variable Interest Entities (continued)
Table 12.3 provides a summary of our exposure to the unconsolidated VIEs described above. We exclude certain transactions with unconsolidated VIEs when our continuing involvement is temporary or administrative in nature or insignificant in size.

In Table 12.3, Total VIE assets represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. Carrying value is the amount on our consolidated balance sheet related to our involvement with the unconsolidated VIEs.

Maximum exposure to loss represents estimated loss that would be incurred under severe, hypothetical circumstances, for which we believe the possibility is extremely remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this disclosure is not an indication of expected loss.

Maximum exposure to loss is determined as the carrying value of our investment in the VIEs excluding the unconditional repurchase options that have not been exercised, plus the remaining undrawn liquidity and lending commitments, certain loss sharing obligations associated with loans originated, sold, and serviced under certain GSE programs, the notional amount of net written derivative contracts, and generally the notional amount of, or stressed loss estimate for, other commitments and guarantees. See Note 13 (Guarantees and Other Commitments) for additional information about our guarantees and commitments.
Table 12.3: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	All other assets (1)	Net assets	Guarantees and other commitments (2)
June 30, 2026
Nonconforming mortgage loan securitizations	$1,011	—	140	140	—
Commercial real estate loans	4,975	4,960	15	4,975	—
Other	1,059	—	10	10	—
Total	7,045	4,960	165	5,125	—

Maximum exposure to loss		4,960	165	5,125	995
December 31, 2025
Nonconforming mortgage loan securitizations	$2,585	—	284	284	—
Commercial real estate loans	4,998	4,984	14	4,998	—
Other	1,057	—	12	12	—
Total	8,640	4,984	310	5,294	—

Maximum exposure to loss		4,984	310	5,294	998
(1)All other assets includes trading assets, debt securities, and other assets.
(2)Maximum exposure to loss includes $838 million and $841 million of commercial real estate loan VIE structures at June 30, 2026, and December 31, 2025, respectively.

106	Wells Fargo & Company

INVOLVEMENT WITH TAX CREDIT VIES. In addition to the unconsolidated VIEs in Table 12.3, we may invest in or provide funding to affordable housing, renewable energy or similar projects that are designed to generate a return primarily through the realization of federal income tax credits and other income tax benefits. Our affordable housing investments generate low-income housing tax credits and our renewable energy investments generate either production tax credits, investment tax credits, or both. The projects are typically managed by third-party sponsors who have the power over the VIE’s assets; therefore, we do not consolidate the VIEs. The carrying value of our equity investments in tax credit VIEs was $21.5 billion and $21.2 billion at June 30, 2026, and December 31, 2025, respectively. Additionally, we had loans to tax credit VIEs with a carrying value of $1.8 billion and $2.0 billion at June 30, 2026, and December 31, 2025, respectively.

Our maximum exposure to loss for tax credit VIEs at June 30, 2026, and December 31, 2025, was $31.2 billion and $31.1 billion, respectively. Our maximum exposure to loss included total unfunded equity and lending commitments of $7.9 billion and $7.8 billion at June 30, 2026, and December 31,
2025, respectively. Under these commitments, we are required to provide additional financial support during the investment period, at the discretion of project sponsors, or for certain renewable energy investments, on a contingent basis based on the amount of income tax credits earned. For equity investments accounted for using the proportional amortization method, a liability is recognized in accrued expenses and liabilities on our consolidated balance sheet for unfunded commitments that are either legally binding or contingent but probable of funding. The liability recognized for these commitments at June 30, 2026, and December 31, 2025, was $6.6 billion and $5.7 billion, respectively. Substantially all of these commitments are expected to be funded within three years. See Note 13 (Guarantees and Other Commitments) for additional information about unrecognized commitments to purchase equity securities.

Table 12.4 summarizes the impacts to our consolidated statement of income related to our affordable housing and renewable energy equity investments, which are accounted for using either the proportional amortization method or the equity method.
Table 12.4: Income Statement Impacts for Affordable Housing and Renewable Energy Tax Credit Investments

		Quarter ended June 30,		Six months ended June 30,
(in millions)		2026	2025	2026	2025
Income (loss) before income tax expense:
Proportional amortization method investments		$32	55	$88	112
Equity method investments (1)		(36)	(37)	(70)	(86)
Net income (loss) before income tax expense (2)	(A)	(4)	18	18	26
Income tax expense (benefit):
Proportional amortization of investments		1,200	897	2,074	1,605
Income tax credits and other income tax benefits		(1,586)	(1,248)	(2,760)	(2,204)
Net expense (benefit) recognized within income tax expense	(B)	(386)	(351)	(686)	(599)
Net income related to affordable housing and renewable energy tax credit investments	(A)-(B)	$382	369	$704	625
(1)Net losses presented include income from investment tax credits, accounted for using the deferral method, of $157 million and $297 million for the second quarter and first half of 2026, respectively, and $111 million and $222 million for the second quarter and first half of 2025, respectively.
(2)Generally included in other noninterest income on our consolidated statement of income.

Wells Fargo & Company	107

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

We consolidate the master trust because, as the servicer of the credit card loans, we have the power to direct the activities that most significantly impact the economic performance and hold variable interests potentially significant to the VIE. We hold a minimum of 5% seller’s interest in the transferred credit card loans and we retain subordinated securities issued by the master trust, which collectively could result in exposure to potentially significant losses or benefits from the master trust. As of June 30, 2026, and December 31, 2025, we held seller’s interest of $2.7 billion and $4.3 billion, respectively, in the transferred credit card loans and $1.5 billion (at par) of subordinated securities issued by the master trust in both periods. Both the seller's interest and the subordinated securities are eliminated in our consolidated financial statements. The transferred credit card loans and debt securities issued to third parties are recognized on our consolidated balance sheet, and classified as loans and long-term debt, respectively.

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

MUNICIPAL TENDER OPTION BOND (MTOB) TRANSACTIONS. We use MTOBs to finance our purchase of municipal securities through the issuance of short-term debt to investors that is collateralized by the underlying municipal securities. We sponsor trusts that hold these municipal securities and issue puttable floating rate securities to third-party investors. We retain a residual interest in the trusts and may also serve in other roles for the trusts, including as remarketing agent or liquidity provider for the debt issued to investors. As the residual interest holder, we have the power to direct the activities that significantly affect the trusts' economic performance and consolidate the trusts.

Table 12.5 presents a summary of financial assets and liabilities of our consolidated VIEs. The carrying value represents assets and liabilities recognized on our consolidated balance sheet. Total VIE assets includes affiliate balances that are eliminated upon consolidation, and therefore in some instances will differ from the carrying value of assets.
On our consolidated balance sheet, we separately disclose (1) the consolidated assets of certain VIEs that can only be used to settle the liabilities of those VIEs, and (2) the consolidated liabilities of certain VIEs for which the VIE creditors do not have recourse to Wells Fargo.
Table 12.5: Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Trading assets	AFS debt securities	Loans	All other assets	Short-term borrowings	Accrued expenses and other liabilities	Long-term debt
June 30, 2026
Credit card securitizations	$9,511	—	—	9,300	63	—	(10)	(4,972)
Corporate loan structures	2,735	2,688	—	—	44	—	(8)	—
Commercial financing structures	1,753	—	—	1,616	137	—	(204)	—
MTOB transactions	768	—	763	—	5	(711)	(6)	—
Total consolidated VIEs	$14,767	2,688	763	10,916	249	(711)	(228)	(4,972)
December 31, 2025
Credit card securitizations	$9,860	—	—	9,653	50	—	(7)	(3,775)
Corporate loan structures	2,307	2,271	—	—	36	—	(6)	—
Commercial financing structures	1,768	—	—	1,629	138	—	(193)	—
MTOB transactions	—	—	—	—	—	—	—	—
Total consolidated VIEs	$13,935	2,271	—	11,282	224	—	(206)	(3,775)

108	Wells Fargo & Company

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
Table 13.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
June 30, 2026
Standby letters of credit (1)	$103	16,237	4,832	1,998	59	23,126	6,646
Direct pay letters of credit (1)	4	624	2,211	619	86	3,540	693
Loans and LHFS sold with recourse	85	1,415	3,622	3,523	5,970	14,530	11,181
Exchange and clearing house guarantees (2)	—	181,861	—	—	—	181,861	—
Other guarantees and indemnifications	159	4,230	1,195	1,662	3,402	10,489	869
Total guarantees	$351	204,367	11,860	7,802	9,517	233,546	19,389
December 31, 2025
Standby letters of credit (1)	$98	13,967	6,550	1,814	15	22,346	7,315
Direct pay letters of credit (1)	5	588	1,836	353	88	2,865	488
Loans and LHFS sold with recourse	91	1,362	3,214	3,385	6,378	14,339	10,910
Exchange and clearing house guarantees (2)	—	98,106	—	—	—	98,106	—
Other guarantees and indemnifications	69	4,418	1,521	370	1,663	7,972	979
Total guarantees	$263	118,441	13,121	5,922	8,144	145,628	19,692
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

WRITTEN OPTIONS. We enter into written foreign currency options and over-the-counter written equity put options that are derivative contracts that have the characteristics of a guarantee. The fair value of written options represents our view of the probability that we will be required to perform under the contract. The fair value of these written options was a liability of $148 million and an asset of $101 million at June 30, 2026, and December 31, 2025, respectively. The fair value may be an asset as a result of deferred premiums on certain option trades. The maximum exposure to loss represents the notional value of these derivative contracts. At June 30, 2026, the maximum exposure to loss was $61.7 billion, with $58.8 billion expiring in three years or less compared with $45.4 billion and $42.0 billion, respectively, at December 31, 2025. See Note 10 (Derivatives) for additional information regarding written derivative contracts.

GUARANTEES OF SUBSIDIARIES. The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $2.8 billion and $1.7 billion at June 30, 2026, and December 31, 2025, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

MERCHANT SERVICES. We provide merchants with processing of debit and credit card transactions through payment networks and serve as a card network sponsor for a payment company. In our role as a merchant acquiring bank, we have a potential obligation in connection with disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume processed in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of June 30, 2026, our potential maximum exposure was approximately $322.2 billion, and related losses were insignificant.

Wells Fargo & Company	109

Note 13:  Guarantees and Other Commitments (continued)
OTHER COMMITMENTS. As of June 30, 2026, and December 31, 2025, we had commitments to purchase equity securities of $9.1 billion and $9.2 billion, respectively, which predominantly included Federal Reserve Bank stock and tax credit investments accounted for using the equity method.

We have commitments to enter into resale and securities borrowing agreements as well as repurchase and securities lending agreements with certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments for resale and securities borrowing agreements was $65.0 billion and $34.9 billion as of June 30, 2026, and December 31, 2025, respectively. The amount of our unfunded contractual commitments for repurchase and securities lending agreements was $27.9 billion and $6.8 billion as of June 30, 2026, and December 31, 2025, respectively.

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
Table 14.1: Offsetting – Securities Financing Activities

(in millions)	Jun 30, 2026	Dec 31, 2025
Assets:
Resale and securities borrowing agreements:
Gross amounts recognized	$379,695	291,236
Gross amounts offset in consolidated balance sheet (1)	(174,350)	(97,368)
Net amounts in consolidated balance sheet (2)	205,345	193,868
Collateral received not recognized in consolidated balance sheet (3)	(203,883)	(192,410)
Net amount (4)	$1,462	1,458
Liabilities:
Repurchase and securities lending agreements:
Gross amounts recognized	$426,140	330,040
Gross amounts offset in consolidated balance sheet (1)	(174,350)	(97,368)
Net amounts in consolidated balance sheet (5)	251,790	232,672
Collateral pledged but not netted in consolidated balance sheet (6)	(251,670)	(232,618)
Net amount (4)	$120	54
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset within our consolidated balance sheet.
(2)Included in federal funds sold and securities borrowed or purchased under resale agreements on our consolidated balance sheet. Excludes $34.9 billion and $29.0 billion classified on our consolidated balance sheet in loans at June 30, 2026, and December 31, 2025, respectively, which relates to resale agreements involving collateral other than securities as part of our commercial lending business activities.
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
Table 14.2: Gross Obligations by Underlying Collateral Type

(in millions)	Jun 30, 2026	Dec 31, 2025
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$262,132	176,386
Federal agency mortgage-backed securities	123,015	118,503
Non-agency mortgage-backed securities	4,512	3,266
Corporate debt securities	16,629	13,567
Asset-backed securities	3,424	4,705
Equity securities	3,077	2,809
Other	3,208	3,246
Total repurchases	415,997	322,482
Securities lending arrangements:
Corporate debt securities	2,233	1,735
Equity securities	7,793	5,700
Other	117	123
Total securities lending	10,143	7,558
Total repurchases and securities lending	$426,140	330,040
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
Table 14.3: Contractual Maturities of Gross Obligations

(in millions)	Repurchase agreements	Securities lending agreements
June 30, 2026
Overnight/continuous	$250,761	6,242
Up to 30 days	112,426	—
30-90 days	30,073	1,000
>90 days	22,737	2,901
Total gross obligation	$415,997	10,143
December 31, 2025
Overnight/continuous	$200,118	3,907
Up to 30 days	74,120	—
30-90 days	28,270	—
>90 days	19,974	3,651
Total gross obligation	$322,482	7,558

112	Wells Fargo & Company

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
Table 15.1: Pledged Assets

(in millions)	Jun 30, 2026	Dec 31, 2025
Pledged to counterparties that had the right to sell or repledge:
Trading assets	$154,479	145,519
Available-for-sale debt securities	—	563
Loans	1,095	1,161
Total assets pledged to counterparties that had the right to sell or repledge	155,574	147,243
Pledged to counterparties that did not have the right to sell or repledge:
Trading assets	3,814	6,953
Available-for-sale debt securities	176,920	150,765
Held-to-maturity debt securities	180,711	189,730
Loans	610,428	524,290
All other assets	1,283	1,183
Total assets pledged to counterparties that did not have the right to sell or repledge	973,156	872,921
Total pledged assets	$1,128,730	1,020,164
Collateral Accepted
We receive financial assets as collateral that we are permitted to sell or repledge. This collateral is obtained in connection with securities purchased under resale agreements and securities borrowing transactions, customer margin loans, and derivative contracts. We may use this collateral in connection with securities sold under repurchase agreements and securities lending transactions, derivative contracts, and short sales. At June 30, 2026, and December 31, 2025, the fair value of this collateral received that we have the right to sell or repledge was $600.3 billion and $469.2 billion, respectively, of which $448.9 billion and $309.3 billion, respectively, were sold or repledged.

Wells Fargo & Company	113

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

114	Wells Fargo & Company

Table 16.1 presents our results by operating segment.

Table 16.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2026
Net interest income (2)	$7,742	2,047	2,273	919	(589)	(75)	12,317
Noninterest income	2,546	1,071	3,152	2,973	1,002	(439)	10,305
Total revenue	10,288	3,118	5,425	3,892	413	(514)	22,622
Provision for credit losses	945	131	(181)	17	2	—	914
Personnel expense	3,678	899	1,532	2,571	171	—	8,851
Nonpersonnel expense	2,608	513	965	589	135	—	4,810
Total noninterest expense	6,286	1,412	2,497	3,160	306	—	13,661
Income (loss) before income tax expense (benefit)	3,057	1,575	3,109	715	105	(514)	8,047
Income tax expense (benefit)	767	397	780	178	(206)	(514)	1,402
Net income before noncontrolling interests	2,290	1,178	2,329	537	311	—	6,645
Less: Net income from noncontrolling interests	—	2	—	—	236	—	238
Net income	$2,290	1,176	2,329	537	75	—	6,407
Quarter ended June 30, 2025
Net interest income (2)	$7,305	1,983	1,815	785	(103)	(77)	11,708
Noninterest income	2,383	950	2,858	2,653	662	(392)	9,114
Total revenue	9,688	2,933	4,673	3,438	559	(469)	20,822
Provision for credit losses	945	(43)	103	12	(12)	—	1,005
Personnel expense	3,778	982	1,452	2,327	170	—	8,709
Nonpersonnel expense	2,401	537	799	538	395	—	4,670
Total noninterest expense	6,179	1,519	2,251	2,865	565	—	13,379
Income (loss) before income tax expense (benefit)	2,564	1,457	2,319	561	6	(469)	6,438
Income tax expense (benefit)	641	369	582	141	(348)	(469)	916
Net income before noncontrolling interests	1,923	1,088	1,737	420	354	—	5,522
Less: Net income from noncontrolling interests	—	2	—	—	26	—	28
Net income	$1,923	1,086	1,737	420	328	—	5,494
Six months ended June 30, 2026
Net interest income (2)	$15,293	4,035	4,457	1,824	(1,049)	(147)	24,413
Noninterest income	4,993	2,203	6,246	5,943	1,230	(960)	19,655
Total revenue	20,286	6,238	10,703	7,767	181	(1,107)	44,068
Provision for credit losses	1,763	281	(6)	7	4	—	2,049
Personnel expense	7,669	1,973	3,332	5,268	202	—	18,444
Nonpersonnel expense	5,206	1,047	1,857	1,154	283	—	9,547
Total noninterest expense	12,875	3,020	5,189	6,422	485	—	27,991
Income (loss) before income tax expense (benefit)	5,648	2,937	5,520	1,338	(308)	(1,107)	14,028
Income tax expense (benefit)	1,417	740	1,382	333	(672)	(1,107)	2,093
Net income before noncontrolling interests	4,231	2,197	4,138	1,005	364	—	11,935
Less: Net income from noncontrolling interests	—	4	—	—	271	—	275
Net income	$4,231	2,193	4,138	1,005	93	—	11,660
Six months ended June 30, 2025
Net interest income (2)	$14,344	3,960	3,605	1,515	(67)	(154)	23,203
Noninterest income	4,727	1,898	6,132	5,327	449	(765)	17,768
Total revenue	19,071	5,858	9,737	6,842	382	(919)	40,971
Provision for credit losses	1,684	144	103	23	(17)	—	1,937
Personnel expense	7,808	2,121	3,160	4,808	286	—	18,183
Nonpersonnel expense	4,713	1,068	1,567	1,003	736	—	9,087
Total noninterest expense	12,521	3,189	4,727	5,811	1,022	—	27,270
Income (loss) before income tax expense (benefit)	4,866	2,525	4,907	1,008	(623)	(919)	11,764
Income tax expense (benefit)	1,211	641	1,229	239	(963)	(919)	1,438
Net income before noncontrolling interests	3,655	1,884	3,678	769	340	—	10,326
Less: Net income (loss) from noncontrolling interests	—	4	—	—	(66)	—	(62)
Net income	$3,655	1,880	3,678	769	406	—	10,388

Wells Fargo & Company	115

Note 16: Operating Segments (continued)

(continued from previous page)

	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2026
Loans (average)	$337,828	237,127	359,373	91,143	1,008	—	1,026,479
Assets (average)	371,072	260,885	825,944	97,261	672,761	—	2,227,923
Deposits (average)	828,363	189,534	234,762	109,788	103,153	—	1,465,600

Six months ended June 30, 2026
Loans (average)	$336,554	233,116	350,891	89,772	1,003	—	1,011,336
Assets (average)	370,226	256,866	814,025	95,828	661,293	—	2,198,238
Deposits (average)	822,524	187,726	224,610	110,937	94,660	—	1,440,457

Loans (period-end)	340,939	239,808	355,752	93,804	812	—	1,031,115
Assets (period-end)	382,087	265,871	862,472	99,784	671,987	—	2,282,201
Deposits (period-end)	832,165	198,805	250,097	110,599	109,739	—	1,501,405
Quarter ended June 30, 2025
Loans (average)	$319,033	226,461	285,886	81,271	4,068	—	916,719
Assets (average)	354,912	248,974	641,499	86,976	601,010	—	1,933,371
Deposits (average)	805,537	177,994	202,420	99,458	46,242	—	1,331,651

Six months ended June 30, 2025
Loans (average)	$320,243	225,140	281,610	81,101	4,380	—	912,474
Assets (average)	355,894	247,796	626,352	86,885	609,627	—	1,926,554
Deposits (average)	802,725	180,413	203,163	100,770	48,398	—	1,335,469

Loans (period-end)	320,005	229,544	290,578	81,327	2,964	—	924,418
Assets (period-end)	357,369	254,467	658,029	86,848	624,556	—	1,981,269
Deposits (period-end)	806,572	179,848	208,048	97,318	48,917	—	1,340,703
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

116	Wells Fargo & Company

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
Table 17.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended June 30, 2026
Net interest income	$7,742	2,047	2,273	919	(589)	(75)	12,317
Noninterest income:
Deposit-related fees	747	325	277	7	1	—	1,357
Lending-related fees	23	148	229	5	—	—	405
Investment advisory and other asset-based fees (2)	264	15	36	2,506	—	—	2,821
Commissions and brokerage services fees	127	—	123	437	—	—	687
Investment banking fees	(3)	24	948	—	(30)	—	939
Card fees:
Interchange and merchant services fees (3)	973	58	15	1	—	—	1,047
Other card fees	175	—	—	—	—	—	175
Total card fees	1,148	58	15	1	—	—	1,222
Mortgage banking (4)	154	—	104	(3)	1	—	256
Net gains (losses) from trading activities	(1)	—	1,309	26	59	—	1,393
Net gains (losses) from debt securities (4)	—	2	—	—	(1)	—	1
Net gains from equity securities (4)	—	37	2	—	808	—	847
Other (4)	87	462	109	(6)	164	(439)	377
Total noninterest income	2,546	1,071	3,152	2,973	1,002	(439)	10,305
Total revenue	$10,288	3,118	5,425	3,892	413	(514)	22,622
Quarter ended June 30, 2025
Net interest income	$7,305	1,983	1,815	785	(103)	(77)	11,708
Noninterest income:
Deposit-related fees	653	324	266	6	—	—	1,249
Lending-related fees	15	138	209	11	—	—	373
Investment advisory and other asset-based fees (2)	232	20	39	2,208	—	—	2,499
Commissions and brokerage services fees	111	—	99	400	—	—	610
Investment banking fees	(1)	28	700	—	(31)	—	696
Card fees:
Interchange and merchant services fees (3)	972	49	13	1	1	—	1,036
Other card fees	137	—	—	—	—	—	137
Total card fees	1,109	49	13	1	1	—	1,173
Mortgage banking (4)	169	—	64	(3)	—	—	230
Net gains from trading activities	—	—	1,335	27	14	—	1,376
Net gains from debt securities (4)	—	—	—	—	—	—	—
Net gains from equity securities (4)	12	3	31	—	73	—	119
Other (4)	83	388	102	3	605	(392)	789
Total noninterest income	2,383	950	2,858	2,653	662	(392)	9,114
Total revenue	$9,688	2,933	4,673	3,438	559	(469)	20,822

(continued on following page)

Wells Fargo & Company	117

Note 17: Revenue and Expenses (continued)

(continued from previous page)

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Six months ended June 30, 2026
Net interest income	$15,293	4,035	4,457	1,824	(1,049)	(147)	24,413
Noninterest income:
Deposit-related fees	1,467	644	551	14	—	—	2,676
Lending-related fees	45	298	446	9	—	—	798
Investment advisory and other asset-based fees (2)	528	33	75	5,009	—	—	5,645
Commissions and brokerage services fees	242	—	238	875	(1)	—	1,354
Investment banking fees	(4)	39	1,792	—	(92)	—	1,735
Card fees:
Interchange and merchant services fees (3)	1,867	113	31	2	2	—	2,015
Other card fees	345	—	—	—	—	—	345
Total card fees	2,212	113	31	2	2	—	2,360
Mortgage banking (4)	317	—	145	(6)	1	—	457
Net gains (losses) from trading activities	(1)	—	2,691	46	8	—	2,744
Net gains (losses) from debt securities (4)	—	3	—	—	(2)	—	1
Net gains from equity securities (4)	—	88	16	—	915	—	1,019
Other (4)	187	985	261	(6)	399	(960)	866
Total noninterest income	4,993	2,203	6,246	5,943	1,230	(960)	19,655
Total revenue	$20,286	6,238	10,703	7,767	181	(1,107)	44,068
Six months ended June 30, 2025
Net interest income	$14,344	3,960	3,605	1,515	(67)	(154)	23,203
Noninterest income:
Deposit-related fees	1,304	659	541	13	1	—	2,518
Lending-related fees	31	274	410	22	—	—	737
Investment advisory and other asset-based fees (2)	472	41	80	4,442	—	—	5,035
Commissions and brokerage services fees	224	—	203	821	—	—	1,248
Investment banking fees	(1)	57	1,465	—	(50)	—	1,471
Card fees:
Interchange and merchant services fees (3)	1,826	98	27	2	2	—	1,955
Other card fees	261	—	—	—	1	—	262
Total card fees	2,087	98	27	2	3	—	2,217
Mortgage banking (4)	391	—	178	(7)	—	—	562
Net gains from trading activities	—	—	2,693	54	13	—	2,760
Net gains (losses) from debt securities (4)	—	2	—	—	(149)	—	(147)
Net gains (losses) from equity securities (4)	5	(2)	62	(12)	(277)	—	(224)
Other (4)	214	769	473	(8)	908	(765)	1,591
Total noninterest income	4,727	1,898	6,132	5,327	449	(765)	17,768
Total revenue	$19,071	5,858	9,737	6,842	382	(919)	40,971
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
(2)We earned trailing commissions of $243 million and $487 million for the second quarter and first half of 2026, respectively, and $222 million and $455 million for the second quarter and first half of 2025, respectively.
(3)The cost of credit card rewards and rebates of $878 million and $1.7 billion for the second quarter and first half of 2026, respectively, and $737 million and $1.4 billion for the second quarter and first half of 2025, respectively, are presented net against the related revenue.
(4)For additional information on these revenue types, see Note 6 (Mortgage Banking Activities), Note 2 (Available-for-Sale and Held-to-Maturity Debt Securities), Note 4 (Equity Securities), and Note 7 (Leasing Activity).

118	Wells Fargo & Company

NET GAINS (LOSSES) FROM TRADING ACTIVITIES. Table 17.2 provides the noninterest income associated with trading assets and liabilities. The table excludes revenue from securities purchased under resale agreements and expense from securities sold or loaned under agreements to repurchase in our Corporate and Investment Banking (CIB) Markets business.

Table 17.2: Net Gains (Losses) from Trading Activities, by Risk Type (1)

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Interest rate	$(804)	250	$(240)	1,569
Commodity (2)	210	197	470	429
Equity	379	128	827	469
Foreign exchange	1,455	640	1,547	(43)
Credit	153	161	140	336
Total net gains from trading activities	$1,393	1,376	$2,744	2,760
(1)Includes gains (losses) on portfolio level derivative valuation adjustments, as well as remeasurement gains (losses) on foreign currency-denominated assets and liabilities, including related hedges. See Note 10 (Derivatives) for additional information. Also includes gains (losses) on structured debt portfolios where we have elected the fair value option. See Note 11 (Fair Value Measurements) for additional information.
(2)In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities. In connection with these changes, we reclassified the gains (losses) related to our physical commodities inventory, including the related hedging impacts, from other noninterest income to net gains from trading activities. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).

Expenses
OTHER EXPENSE. The amounts presented in Table 17.3 are included in other noninterest expense on our consolidated statement of income.
Table 17.3: Other Expense

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Regulatory charges and assessments (1)	$281	244	$591	547
Legal actions (2)	69	122	132	103
Other operating losses (3)	131	177	291	329
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

Wells Fargo & Company	119

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
Table 18.1: Net Periodic Benefit Cost

	2026			2025
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended June 30,
Service cost	$8	—	—	9	—	—
Interest cost	88	3	3	97	4	3
Expected return on plan assets	(117)	—	(7)	(123)	—	(7)
Amortization of net actuarial loss (gain)	33	—	(10)	34	—	(6)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Net periodic benefit cost	$12	3	(16)	17	4	(12)
Six months ended June 30,
Service cost	$17	—	—	17	—	—
Interest cost	176	7	6	195	8	6
Expected return on plan assets	(235)	—	(14)	(246)	—	(14)
Amortization of net actuarial loss (gain)	64	1	(16)	67	1	(12)
Amortization of prior service credit	—	—	(4)	—	—	(5)
Net periodic benefit cost	$22	8	(28)	33	9	(25)

120	Wells Fargo & Company

Note 19: Earnings and Dividends Per Common Share
Table 19.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.
Table 19.1: Earnings Per Common Share Calculations

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Wells Fargo net income	$6,407	5,494	$11,660	10,388
Less: Preferred stock dividends and other (1)	247	280	500	558
Wells Fargo net income applicable to common stock (numerator)	$6,160	5,214	$11,160	9,830
Earnings per common share
Average common shares outstanding (denominator)	3,044.0	3,232.7	3,061.9	3,256.4
Per share	$2.02	1.61	$3.64	3.02
Diluted earnings per common share
Average common shares outstanding	3,044.0	3,232.7	3,061.9	3,256.4
Add: Stock-based compensation awards (2)	30.6	34.3	34.1	37.8
Diluted average common shares outstanding (denominator)	3,074.6	3,267.0	3,096.0	3,294.2
Per share	$2.00	1.60	$3.60	2.98
(1)Includes costs associated with any preferred stock redemption.
(2)Stock-based compensation may include restricted share rights, performance share awards, and stock options. Dilution effect calculated using the treasury stock method.
Table 19.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 19.2: Outstanding Anti-Dilutive Securities

			Weighted-average shares
	Quarter ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Stock-based compensation awards (2)	10.0	1.4	5.6	0.8
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 19.3 presents dividends declared per common share.
Table 19.3: Dividends Declared Per Common Share

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Per common share	$0.45	0.40	$0.90	0.80

Wells Fargo & Company	121

Note 20: Other Comprehensive Income
Table 20.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects. Income tax effects are reclassified from accumulated OCI (AOCI) to net income in the same period as the related pre-tax amount.
Table 20.1: Summary of OCI

	Quarter ended June 30,						Six months ended June 30,
	2026			2025			2026			2025
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$213	(53)	160	112	(28)	84	$(1,068)	264	(804)	2,368	(584)	1,784
Reclassification of net (gains) losses to net income	114	(28)	86	129	(32)	97	222	(55)	167	100	(25)	75
Net change	327	(81)	246	241	(60)	181	(846)	209	(637)	2,468	(609)	1,859
Derivatives and hedging activities:
Fair value hedges:
Change in fair value of excluded components (1)	—	—	—	5	(1)	4	12	(3)	9	12	(3)	9
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(743)	184	(559)	279	(69)	210	(1,300)	321	(979)	723	(179)	544
Reclassification of net (gains) losses to net income	68	(17)	51	164	(40)	124	148	(36)	112	306	(75)	231
Net change	(675)	167	(508)	448	(110)	338	(1,140)	282	(858)	1,041	(257)	784
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of amounts to noninterest expense (2)	21	(5)	16	26	(7)	19	45	(10)	35	51	(12)	39
Net change	21	(5)	16	26	(7)	19	45	(10)	35	51	(12)	39
Debit valuation adjustments (DVA) and other:
Net unrealized gains (losses) arising during the period	(84)	21	(63)	(32)	8	(24)	(16)	4	(12)	(21)	5	(16)
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	(84)	21	(63)	(32)	8	(24)	(16)	4	(12)	(21)	5	(16)
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(45)	(1)	(46)	119	(2)	117	(130)	(2)	(132)	146	(2)	144
Reclassification of net (gains) losses to net income	—	—	—	—	—	—	—	—	—	—	—	—
Net change	(45)	(1)	(46)	119	(2)	117	(130)	(2)	(132)	146	(2)	144
Other comprehensive income (loss)	$(456)	101	(355)	802	(171)	631	$(2,087)	483	(1,604)	3,685	(875)	2,810
Less: Other comprehensive loss from noncontrolling interests, net of tax			—			(1)			—			—
Wells Fargo other comprehensive income (loss), net of tax			$(355)			632			$(1,604)			2,810
(1)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recognized in OCI.
(2)These items are included in the computation of net periodic benefit cost. See Note 18 (Employee Benefits) for additional information.

122	Wells Fargo & Company

Table 20.2 provides the AOCI balance activity net of tax.
Table 20.2: AOCI Balances

(in millions)	Debt securities (1)	Fair value hedges (2)	Cash flow hedges (3)	Defined benefit plans adjustments	Debit valuation adjustments (DVA) and other	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended June 30, 2026
Balance, beginning of period	$(5,271)	(21)	(509)	(1,577)	(57)	(487)	(7,922)
Net unrealized gains (losses) arising during the period	160	—	(559)	—	(63)	(46)	(508)
Amounts reclassified from AOCI	86	—	51	16	—	—	153
Net change	246	—	(508)	16	(63)	(46)	(355)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(5,025)	(21)	(1,017)	(1,561)	(120)	(533)	(8,277)
Quarter ended June 30, 2025
Balance, beginning of period	$(7,178)	(41)	(630)	(1,653)	(38)	(458)	(9,998)
Net unrealized gains (losses) arising during the period	84	4	210	—	(24)	117	391
Amounts reclassified from AOCI	97	—	124	19	—	—	240
Net change	181	4	334	19	(24)	117	631
Less: Other comprehensive loss from noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, end of period	$(6,997)	(37)	(296)	(1,634)	(62)	(340)	(9,366)
Six months ended June 30, 2026
Balance, beginning of period	$(4,388)	(30)	(150)	(1,596)	(108)	(401)	(6,673)
Net unrealized gains (losses) arising during the period	(804)	9	(979)	—	(12)	(132)	(1,918)
Amounts reclassified from AOCI	167	—	112	35	—	—	314
Net change	(637)	9	(867)	35	(12)	(132)	(1,604)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(5,025)	(21)	(1,017)	(1,561)	(120)	(533)	(8,277)
Six months ended June 30, 2025
Balance, beginning of period	$(8,856)	(46)	(1,071)	(1,673)	(46)	(484)	(12,176)
Net unrealized gains (losses) arising during the period	1,784	9	544	—	(16)	144	2,465
Amounts reclassified from AOCI	75	—	231	39	—	—	345
Net change	1,859	9	775	39	(16)	144	2,810
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(6,997)	(37)	(296)	(1,634)	(62)	(340)	(9,366)
(1)At June 30, 2026 and 2025, accumulated other comprehensive loss includes unamortized after-tax unrealized losses of $2.6 billion and $2.9 billion, respectively, associated with the transfer of securities from AFS to HTM. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.
(2)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(3)Substantially all of the amounts for cash flow hedges are interest rate contracts.

Wells Fargo & Company	123

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
Table 21.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	Jun 30, 2026		Dec 31, 2025	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026		Dec 31, 2025	Jun 30, 2026	Dec 31, 2025
Regulatory capital:
Common Equity Tier 1	$137,698		137,346	137,698	137,346	148,541		151,833	148,541	151,833
Tier 1	152,737		153,567	152,737	153,567	148,541		151,833	148,541	151,833
Total	184,202		184,682	174,208	174,617	166,282		169,520	155,828	158,966
Assets:
Risk-weighted assets	1,342,325		1,294,609	1,140,242	1,112,533	1,230,425		1,184,912	971,178	940,876
Adjusted average assets (1)	2,199,518		2,052,117	2,199,518	2,052,117	1,852,579		1,746,906	1,852,579	1,746,906
Regulatory capital ratios:
Common Equity Tier 1 capital	10.26%	*	10.61	12.08	12.35	12.07	*	12.81	15.29	16.14
Tier 1 capital	11.38	*	11.86	13.40	13.80	12.07	*	12.81	15.29	16.14
Total capital	13.72	*	14.27	15.28	15.70	13.51	*	14.31	16.05	16.90
Required minimum capital ratios:
Common Equity Tier 1 capital	8.50		8.50	8.50	8.50	7.00		7.00	7.00	7.00
Tier 1 capital	10.00		10.00	10.00	10.00	8.50		8.50	8.50	8.50
Total capital	12.00		12.00	12.00	12.00	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	June 30, 2026			December 31, 2025		June 30, 2026			December 31, 2025
Regulatory leverage:
Total leverage exposure (2)	$2,642,462			2,466,623		2,272,935			2,141,519
Supplementary leverage ratio (2)	5.78%			6.23		6.54			7.09
Tier 1 leverage ratio (1)	6.94			7.48		8.02			8.69
Required minimum leverage:
Supplementary leverage ratio	3.50			5.00		3.50			6.00
Tier 1 leverage ratio	4.00			4.00		5.00			5.00
*Denotes the binding framework, which is the lower of the Standardized and Advanced Approaches, at June 30, 2026.
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
At June 30, 2026, the Common Equity Tier 1 (CET1), Tier 1 and Total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50% and a countercyclical buffer of 0.00%. In addition, these ratios included a stress capital buffer of 2.50% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The Company is required to maintain these risk-based capital ratios and to maintain a supplementary leverage ratio (SLR) that included a supplementary leverage buffer of 0.50% to avoid restrictions on capital distributions and discretionary bonus payments. The CET1, Tier 1 and Total capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced
Approaches. The G-SIB surcharge and countercyclical buffer are not applicable to the Bank. At June 30, 2026, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.
Capital Planning Requirements
The FRB’s capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain large bank holding companies (BHCs), including Wells Fargo.

124	Wells Fargo & Company

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
Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 21.2 provides a summary of restrictions on cash and cash equivalents.
Table 21.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Jun 30, 2026	Dec 31, 2025
Reserve balance for non-U.S. central banks	$254	259
Segregated for benefit of brokerage customers under federal and other brokerage regulations	743	1,085

Wells Fargo & Company	125

Glossary of Acronyms

ACL	Allowance for credit losses	HQLA	High-quality liquid assets
AFS	Available-for-sale	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income	LCR	Liquidity coverage ratio
ARM	Adjustable-rate mortgage	LHFS	Loans held for sale
ASU	Accounting Standards Update	LOCOM	Lower of cost or fair value
BCBS	Basel Committee on Banking Supervision	LTV	Loan-to-value
BHC	Bank holding company	MBS	Mortgage-backed securities
CCAR	Comprehensive Capital Analysis and Review	MSR	Mortgage servicing right
CD	Certificate of deposit	NAV	Net asset value
CET1	Common Equity Tier 1	NPA	Nonperforming asset
CLO	Collateralized loan obligation	NSFR	Net stable funding ratio
CRE	Commercial real estate	OCC	Office of the Comptroller of the Currency
CVA	Credit valuation adjustment	OCI	Other comprehensive income
DPD	Days past due	OTC	Over-the-counter
DVA	Debit valuation adjustment	ROA	Return on average assets
FASB	Financial Accounting Standards Board	ROE	Return on average equity
FDIC	Federal Deposit Insurance Corporation	ROTCE	Return on average tangible common equity
FHA	Federal Housing Administration	RWAs	Risk-weighted assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	S&P	Standard & Poor’s Global Ratings
FICO	Fair Isaac Corporation (credit rating)	SLR	Supplementary leverage ratio
FNMA	Federal National Mortgage Association	SOFR	Secured Overnight Financing Rate
FRB	Board of Governors of the Federal Reserve System	SPE	Special purpose entity
FVA	Funding valuation adjustment	TLAC	Total Loss Absorbing Capacity
GAAP	Generally accepted accounting principles	VA	Department of Veterans Affairs
GNMA	Government National Mortgage Association	VaR	Value-at-Risk
GSE	Government-sponsored enterprise	VIE	Variable interest entity
G-SIB	Global systemically important bank	WIM	Wealth and Investment Management

126	Wells Fargo & Company

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2026.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Approximate dollar value of shares that may yet be repurchased under the authorization (in millions)
April	23,944,446	$81.14	$23,815
May	880,346	82.00	23,743
June	12,530,780	79.80	22,743
Total	37,355,572
(1)All shares were repurchased under an authorization covering up to $40 billion of common stock approved by the Board of Directors (Board) and publicly announced by the Company on April 29, 2025. Unless modified or revoked by the Board, this authorization does not expire.

Item 5.    Other Information

Trading Plans
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Wells Fargo & Company	127

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 31, 2025.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Wells Fargo & Company 2022 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed April 30, 2026.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

128	Wells Fargo & Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS FARGO & COMPANY
(Registrant)

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: July 28, 2026

Wells Fargo & Company	129