Form 10-Q
period 2026-09-30
WELLS FARGO & COMPANY/MN
filed 2026-10-28
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	No.	41-0449260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Attention: Investor Relations
333 Market Street, MAC: A0109-055
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 19, 2026
Common stock, $1-2/3 par value	3,001,850,317

Wells Fargo & Company	1

FINANCIAL REVIEW

Summary Financial Data
	Quarter ended			Sep 30, 2026 % Change from		Nine months ended
($ in millions, except ratios and per share amounts)	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025	Jun 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025	% Change
Selected Income Statement Data
Total revenue	$21,870	22,622	21,436	(3)%	2	$65,938	62,407	6%
Noninterest expense	13,743	13,661	13,846	1	(1)	41,734	41,116	2
Pre-tax pre-provision profit (PTPP) (1)	8,127	8,961	7,590	(9)	7	24,204	21,291	14
Provision for credit losses (2)	1,029	914	681	13	51	3,078	2,618	18
Wells Fargo net income	5,951	6,407	5,589	(7)	6	17,611	15,977	10
Wells Fargo net income applicable to common stock	5,703	6,160	5,341	(7)	7	16,863	15,171	11
Common Share Data
Diluted earnings per common share	1.87	2.00	1.66	(6)	13	5.47	4.64	18
Dividends declared per common share	0.50	0.45	0.45	11	11	1.40	1.25	12
Common shares outstanding	3,001.6	3,028.5	3,148.9	(1)	(5)
Average common shares outstanding	3,015.8	3,044.0	3,182.2	(1)	(5)	3,046.4	3,231.4	(6)
Diluted average common shares outstanding	3,051.5	3,074.6	3,223.5	(1)	(5)	3,081.0	3,270.3	(6)
Book value per common share (3)	$52.91	54.48	52.30	(3)	1
Tangible book value per common share (3)(4)	44.46	46.13	44.18	(4)	1
Selected Equity Data (period-end)
Total equity	177,877	182,323	183,012	(2)	(3)
Common stockholders’ equity	158,804	164,981	164,687	(4)	(4)
Tangible common equity (4)	133,447	139,703	139,119	(4)	(4)
Performance Ratios
Return on average assets (ROA) (5)	1.05%	1.15	1.10			1.06%	1.09
Return on average equity (ROE) (6)	13.8	15.0	12.8			13.7	12.4
Return on average tangible common equity (ROTCE) (4)	16.3	17.7	15.2			16.2	14.7
Efficiency ratio (7)	63	60	65			63	66
Net interest margin on a taxable-equivalent basis	2.43	2.43	2.61			2.44	2.65
Selected Balance Sheet Data (average)
Loans	$1,033,390	1,026,479	928,677	1	11	$1,018,768	917,935	11
Assets	2,243,524	2,227,923	2,010,200	1	12	2,213,499	1,954,742	13
Deposits	1,482,928	1,465,600	1,339,939	1	11	1,454,770	1,336,975	9
Selected Balance Sheet Data (period-end)
Available-for-sale and held-to-maturity debt securities	448,356	448,899	420,914	—	7
Loans	1,048,113	1,031,115	943,102	2	11
Allowance for credit losses for loans	14,458	14,407	14,311	—	1
Assets	2,253,291	2,282,201	2,062,926	(1)	9
Deposits	1,502,652	1,501,405	1,367,361	—	10

Headcount (#) (period-end)	194,369	197,466	210,821	(2)	(8)
Capital and Other Metrics
Risk-based capital ratios and components (8):
Standardized Approach:
Common Equity Tier 1 (CET1)	10.03%	10.26	10.99
Tier 1 capital	11.28	11.38	12.30
Total capital	13.58	13.72	14.79
Risk-weighted assets (RWAs) (in billions)	$1,341.3	1,342.3	1,242.4	—	8
Advanced Approach:
Common Equity Tier 1 (CET1)	11.78%	12.08	12.74
Tier 1 capital	13.24	13.40	14.25
Total capital	15.06	15.28	16.18
Risk-weighted assets (RWAs) (in billions)	$1,142.6	1,140.2	1,072.2	—	7
Tier 1 leverage ratio	6.83%	6.94	7.71
Supplementary Leverage Ratio (SLR)	5.68	5.78	6.42
Total Loss Absorbing Capacity (TLAC) Ratio (9)	22.99	22.81	24.62
Liquidity Coverage Ratio (LCR) (10)	122	119	121
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

Financial Review

Overview
Wells Fargo & Company is a leading financial services company that has approximately $2.3 trillion in assets. We provide a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance, through our four reportable operating segments: Consumer Banking and Lending, Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management. Wells Fargo ranked No. 38 on Fortune’s 2026 rankings of America’s largest corporations. We ranked fourth in assets and fifth in the market value of our common stock among all U.S. banks at September 30, 2026.

Recent Developments
Capital Matters
On September 30, 2026, the Federal Reserve Board (FRB) issued rules that make changes to its supervisory stress testing framework and stress capital buffer (SCB) requirements to enhance transparency and reduce volatility in capital requirements. The rules, among other things, establish an annual process for public input on stress test scenarios and material model changes and move the effective date of the SCB requirement from October 1 to January 1, beginning with the SCB effective on January 1, 2028. The SCB effective on January 1, 2028, will be based on the results of the 2027 supervisory stress test. Beginning with the SCB effective on January 1, 2029, the FRB will calculate the SCB based on the average decrease in a bank holding company’s (BHC) risk-based capital ratios under the severely adverse scenario in the FRB’s prior two annual supervisory stress tests, plus four quarters of planned common stock dividends.

For additional information about capital planning, see the “Capital Management – Capital Planning and Stress Testing” section in this Report.

Financial Performance

Consolidated Financial Highlights
	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selected income statement data
Net interest income	$12,517	11,950	567	5%	$36,930	35,153	1,777	5%
Noninterest income	9,353	9,486	(133)	(1)	29,008	27,254	1,754	6
Total revenue	21,870	21,436	434	2	65,938	62,407	3,531	6
Net charge-offs	983	954	29	3	2,972	2,960	12	—
Change in the allowance for credit losses	46	(273)	319	117	106	(342)	448	131
Provision for credit losses (1)	1,029	681	348	51	3,078	2,618	460	18
Noninterest expense	13,743	13,846	(103)	(1)	41,734	41,116	618	2
Income tax expense	1,161	1,300	(139)	(11)	3,254	2,738	516	19
Wells Fargo net income	5,951	5,589	362	6	17,611	15,977	1,634	10
Wells Fargo net income applicable to common stock	5,703	5,341	362	7	16,863	15,171	1,692	11
(1)Includes provision for credit losses for loans, debt securities, and other financial assets.
In third quarter 2026, we generated $6.0 billion of net income and diluted earnings per common share (EPS) of $1.87, compared with $5.6 billion of net income and diluted EPS of $1.66 in the same period a year ago. Financial performance for third quarter 2026, compared with third quarter 2025, included the following:
•total revenue increased due to higher net interest income, partially offset by lower noninterest income;
•noninterest expense decreased due to lower personnel expense, partially offset by higher technology, telecommunications and equipment expense;
•average loans increased due to growth in our commercial and industrial and auto portfolios; and
•average deposits increased driven by growth in interest-bearing deposits.

In the first nine months of 2026, we generated $17.6 billion of net income and diluted EPS of $5.47, compared with $16.0 billion of net income and diluted EPS of $4.64 in the same period a year ago. Financial performance for the first nine months of 2026, compared with the first nine months of 2025, included the following:

Wells Fargo & Company	3

Overview (continued)

•total revenue increased due to higher net interest income and higher noninterest income;
•noninterest expense increased due to higher technology, telecommunications and equipment expense and advertising and promotion expense, partially offset by lower other noninterest expense;
•average loans increased due to growth in our commercial and industrial and auto portfolios; and
•average deposits increased driven by growth in interest-bearing deposits.
Capital and Liquidity
We maintained a strong capital and liquidity position in the first nine months of 2026, which included the following:
•our Common Equity Tier 1 (CET1) ratio was 10.03% under the Standardized Approach (our binding framework), which continued to exceed the regulatory minimum and buffers of 8.50%;
•our total loss absorbing capacity (TLAC) as a percentage of total risk-weighted assets was 22.99%, compared with the regulatory minimum of 21.50%; and
•our liquidity coverage ratio (LCR) was 122%, which continued to exceed the regulatory minimum of 100%.
See the “Capital Management” and the “Risk Management – Asset/Liability Management – Liquidity Risk and Funding” sections in this Report for additional information regarding our capital and liquidity, including the calculation of our regulatory capital and liquidity amounts.
Credit Quality
Credit quality reflected the following:
•The allowance for credit losses (ACL) for loans of $14.5 billion at September 30, 2026, increased $121 million from December 31, 2025, driven by higher loan balances for commercial and industrial and auto loans, partially offset by improved credit performance in commercial real estate loans. The allowance coverage for total loans was 1.38% at September 30, 2026, compared with 1.45% at December 31, 2025.
•Our provision for credit losses for loans was $3.1 billion in the first nine months of 2026, compared with $2.6 billion in the same period a year ago, and included an increase in the allowance reflecting a higher allowance for commercial and industrial and auto loans driven by higher loan balances, partially offset by a lower allowance for commercial real estate loans.
•Commercial portfolio net loan charge-offs were $281 million, or 18 basis points of average commercial loans, in third quarter 2026, compared with net loan charge-offs of $250 million, or 18 basis points, in the same period a year ago, driven by higher losses in our commercial and industrial portfolio.
•Consumer portfolio net loan charge-offs were $702 million, or 70 basis points of average consumer loans, in third quarter 2026, compared with net loan charge-offs of $692 million, or 73 basis points, in the same period a year ago, due to higher losses in our auto portfolio, partially offset by lower losses in our credit card and other consumer portfolios.
•Nonperforming assets (NPAs) of $7.4 billion at September 30, 2026, decreased $1.1 billion from December 31, 2025, driven by lower commercial real estate nonaccrual loans. NPAs represented 0.70% of total loans at September 30, 2026.

4	Wells Fargo & Company

Earnings Performance
Wells Fargo net income for third quarter 2026 was $6.0 billion ($1.87 diluted EPS), compared with $5.6 billion ($1.66 diluted EPS) in the same period a year ago. Net income increased in third quarter 2026, compared with the same period a year ago, predominantly due to a $567 million increase in net interest income, partially offset by a $348 million increase in provision for credit losses.

Wells Fargo net income for the first nine months of 2026 was $17.6 billion ($5.47 diluted EPS), compared with $16.0 billion ($4.64 diluted EPS) in the same period a year ago. Net income increased in the first nine months of 2026, compared with the same period a year ago, predominantly due to a $1.8 billion increase in net interest income and a $1.8 billion increase in noninterest income, partially offset by a $618 million increase in noninterest expense and a $516 million increase in income tax expense.

Net Interest Income
Net interest income increased in third quarter 2026, compared with the same period a year ago, driven by higher loan and investment securities balances, lower funding costs and balance sheet growth in our Corporate and Investment Banking Markets (Markets) business, and fixed rate asset repricing, partially offset by the impact of lower interest rates on floating rate assets, higher deposit costs reflecting growth in interest-bearing commercial deposits, and a modest decline in noninterest-bearing deposits.
Net interest income increased in the first nine months of 2026, compared with the same period a year ago, driven by lower average deposit costs, higher loan and investment securities balances, lower funding costs and balance sheet growth in our Markets business, and fixed rate asset repricing, partially offset by the impact of lower interest rates on floating rate assets, as well as growth in higher cost deposit products.

Net interest margin decreased in both the third quarter and first nine months of 2026, compared with the same periods a year ago, driven by growth in lower-yielding assets in our Markets business as well as growth in interest-bearing deposits.

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
Table 1: Net Interest Income excluding Markets

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Net interest income	$12,517	11,950	$36,930	35,153
Markets net interest income	428	144	1,410	379
Net interest income excluding Markets	$12,089	11,806	$35,520	34,774

Wells Fargo & Company	5

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
Table 2: Average Balances, Yields and Rates Paid (Taxable-Equivalent Basis) (1)

	Quarter ended September 30,
	2026			2025
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$160,498	1,401	3.46%	$158,704	1,603	4.01%
Federal funds sold and securities borrowed or purchased under resale agreements	190,609	1,758	3.66	120,900	1,285	4.22
Trading assets	189,364	1,884	3.97	172,409	1,712	3.97
Available-for-sale debt securities	257,991	2,882	4.45	200,309	2,336	4.66
Held-to-maturity debt securities	197,779	1,098	2.22	221,447	1,286	2.32
Loans:
Commercial and industrial – U.S.	406,692	5,866	5.72	337,878	5,354	6.29
Commercial and industrial – Non-U.S.	81,644	1,129	5.49	67,875	1,051	6.14
Commercial real estate	132,696	1,884	5.63	131,623	2,041	6.15
Lease financing	15,693	233	5.93	14,986	219	5.85
Total commercial loans	636,725	9,112	5.68	552,362	8,665	6.23
Residential mortgage	240,369	2,279	3.79	244,562	2,279	3.72
Credit card	58,911	1,800	12.12	56,420	1,806	12.70
Auto	58,348	875	5.95	44,292	624	5.59
Other consumer	39,037	634	6.45	31,041	579	7.40
Total consumer loans	396,665	5,588	5.61	376,315	5,288	5.59
Total loans	1,033,390	14,700	5.65	928,677	13,953	5.97
Equity securities	13,840	103	2.96	12,450	70	2.22
Other interest-earning assets	16,556	156	3.76	17,614	249	5.61
Total interest-earning assets	$2,060,027	23,982	4.63%	$1,832,510	22,494	4.88%
Cash and due from banks	27,565	—		28,173	—
Goodwill	24,965	—		25,070	—
Other noninterest-earning assets	130,967	—		124,447	—
Total noninterest-earning assets	$183,497	—		177,690	—
Total assets	$2,243,524	23,982		2,010,200	22,494
Liabilities
Deposits:
Demand deposits	$575,922	2,949	2.03%	$490,344	2,709	2.19%
Savings deposits	358,160	1,131	1.25	345,651	985	1.13
Time deposits	189,333	1,714	3.59	142,399	1,463	4.08
Deposits in non-U.S. offices	8,333	51	2.42	5,803	31	2.16
Total interest-bearing deposits	1,131,748	5,845	2.05	984,197	5,188	2.09
Federal funds purchased and securities loaned or sold under agreements to repurchase	233,288	2,209	3.76	182,636	2,020	4.39
Short-term borrowings	37,444	385	4.08	17,936	212	4.68
Trading liabilities	43,109	331	3.06	33,086	266	3.20
Long-term debt	179,806	2,427	5.40	175,944	2,593	5.89
Other interest-bearing liabilities	22,226	194	3.46	20,382	190	3.75
Total interest-bearing liabilities	$1,647,621	11,391	2.75%	$1,414,181	10,469	2.94%
Noninterest-bearing deposits	351,180	—		355,742	—
Other noninterest-bearing liabilities	62,254	—		56,849	—
Total noninterest-bearing liabilities	$413,434	—		412,591	—
Total liabilities	$2,061,055	11,391		1,826,772	10,469
Total equity	182,469	—		183,428	—
Total liabilities and equity	$2,243,524	11,391		2,010,200	10,469

Interest rate spread on a taxable-equivalent basis (2)			1.88%			1.94%
Net interest income and net interest margin on a taxable-equivalent basis (2)		$12,591	2.43%		$12,025	2.61%

(continued on following page)

6	Wells Fargo & Company

(continued from previous page)

	Nine months ended September 30,
			2026			2025
($ in millions)	Average balance	Interest income/ expense	Average interest rates	Average balance	Interest income/ expense	Average interest rates
Assets
Interest-earning deposits with banks	$158,234	4,020	3.40%	$148,927	4,429	3.98%
Federal funds sold and securities borrowed or purchased under resale agreements	191,339	5,229	3.65	109,426	3,454	4.22
Trading assets	191,744	5,655	3.94	162,235	4,819	3.96
Available-for-sale debt securities	237,088	7,887	4.44	187,841	6,461	4.59
Held-to-maturity debt securities	203,748	3,428	2.24	227,595	4,029	2.36
Loans:
Commercial and industrial – U.S.	398,769	17,054	5.72	328,757	15,541	6.32
Commercial and industrial – Non-U.S.	80,966	3,295	5.44	65,017	3,001	6.17
Commercial real estate	132,846	5,569	5.60	133,505	6,163	6.17
Lease financing	15,522	684	5.87	15,734	683	5.79
Total commercial loans	628,103	26,602	5.66	543,013	25,388	6.25
Residential mortgage	240,698	6,768	3.75	246,590	6,843	3.70
Credit card	58,238	5,306	12.18	55,593	5,279	12.70
Auto	55,247	2,414	5.84	42,716	1,747	5.47
Other consumer	36,482	1,777	6.52	30,023	1,682	7.49
Total consumer loans	390,665	16,265	5.56	374,922	15,551	5.54
Total loans	1,018,768	42,867	5.62	917,935	40,939	5.96
Equity securities	13,328	287	2.87	12,193	214	2.34
Other interest-earning assets	16,669	485	3.88	16,471	596	4.83
Total interest-earning assets	$2,030,918	69,858	4.60%	$1,782,623	64,941	4.87%
Cash and due from banks	28,448	—		28,368	—
Goodwill	24,966	—		25,092	—
Other noninterest-earning assets	129,167	—		118,659	—
Total noninterest-earning assets	$182,581	—		172,119	—
Total assets	$2,213,499	69,858		1,954,742	64,941
Liabilities
Deposits:
Demand deposits	$555,374	8,100	1.95%	$481,631	7,980	2.22%
Savings deposits	354,424	3,162	1.19	353,759	3,234	1.22
Time deposits	185,439	4,952	3.57	132,058	4,074	4.12
Deposits in non-U.S. offices	7,339	121	2.20	8,529	170	2.67
Total interest-bearing deposits	1,102,576	16,335	1.98	975,977	15,458	2.12
Federal funds purchased and securities loaned or sold under agreements to repurchase	239,512	6,696	3.74	143,088	4,701	4.39
Short-term borrowings	33,344	1,008	4.04	9,007	326	4.84
Trading liabilities	39,129	906	3.09	31,537	753	3.19
Long-term debt	181,496	7,199	5.29	174,772	7,784	5.94
Other interest-bearing liabilities	21,510	563	3.51	19,976	537	3.63
Total interest-bearing liabilities	$1,617,567	32,707	2.70%	$1,354,357	29,559	2.92%
Noninterest-bearing deposits	352,194	—		360,998	—
Other noninterest-bearing liabilities	61,052	—		56,036	—
Total noninterest-bearing liabilities	$413,246	—		417,034	—
Total liabilities	$2,030,813	32,707		1,771,391	29,559
Total equity	182,686	—		183,351	—
Total liabilities and equity	$2,213,499	32,707		1,954,742	29,559

Interest rate spread on a taxable-equivalent basis (2)			1.90%			1.95%
Net interest margin and net interest income on a taxable-equivalent basis (2)		$37,151	2.44%		$35,382	2.65%
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
(2)Includes taxable-equivalent adjustments of $74 million and $75 million for the quarters ended September 30, 2026 and 2025, respectively, and $221 million and $229 million for the first nine months of 2026 and 2025, respectively, predominantly related to tax-exempt income on certain loans and securities.

Wells Fargo & Company	7

Earnings Performance (continued)
Noninterest Income

Table 3: Noninterest Income

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Deposit-related fees	$1,415	1,290	125	10%	$4,091	3,808	283	7%
Lending-related fees	420	384	36	9	1,218	1,121	97	9
Investment advisory and other asset-based fees	3,046	2,660	386	15	8,691	7,695	996	13
Commissions and brokerage services fees	670	651	19	3	2,024	1,899	125	7
Investment banking fees	894	840	54	6	2,629	2,311	318	14
Card fees	1,274	1,223	51	4	3,634	3,440	194	6
Mortgage banking	164	268	(104)	(39)	621	830	(209)	(25)
Net gains from trading activities	1,109	1,408	(299)	(21)	3,853	4,168	(315)	(8)
Net losses from debt securities	(29)	—	(29)	NM	(28)	(147)	119	81
Net gains (losses) from equity securities	4	149	(145)	(97)	1,023	(75)	1,098	NM
Other	386	613	(227)	(37)	1,252	2,204	(952)	(43)
Total	$9,353	9,486	(133)	(1)	$29,008	27,254	1,754	6
NM – Not meaningful
Third quarter 2026 vs. third quarter 2025

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

Mortgage banking decreased driven by lower servicing fees due to portfolio run-off and servicing sales, as well as favorable mortgage servicing rights (MSR) valuation adjustments in third quarter 2025.

Net gains from trading activities decreased driven by lower revenue across most fixed income, currencies, and commodities (FICC) products, partially offset by higher revenue in equities.

Net gains from equity securities decreased reflecting lower results from our venture capital investments, including lower unrealized and realized gains, partially offset by lower impairment losses.

Other income decreased driven by lower lease income due to the sale of our rail car leasing business in first quarter 2026.

First nine months of 2026 vs. first nine months of 2025

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

Mortgage banking decreased driven by lower servicing fees due to portfolio run-off and servicing sales, as well as favorable MSR valuation adjustments in the first nine months of 2025.

Net gains from trading activities decreased driven by lower revenue across most FICC products, partially offset by higher revenue in equities.

Net gains (losses) from equity securities increased reflecting improved results from our venture capital investments, including higher unrealized and realized gains, partially offset by higher impairment losses.

Other income decreased driven by:
•lower lease income due to the sale of our rail car leasing business in first quarter 2026;
•a gain on the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025; and
•a gain associated with our merchant services joint venture acquisition in second quarter 2025.

8	Wells Fargo & Company

Noninterest Expense

Table 4: Noninterest Expense

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Personnel	$8,745	9,021	(276)	(3)%	$27,189	27,204	(15)	—%
Technology, telecommunications and equipment	1,492	1,319	173	13	4,346	3,829	517	14
Occupancy	804	784	20	3	2,385	2,311	74	3
Professional and outside services	1,168	1,177	(9)	(1)	3,343	3,304	39	1
Advertising and promotion	337	295	42	14	1,067	742	325	44
Other	1,197	1,250	(53)	(4)	3,404	3,726	(322)	(9)
Total	$13,743	13,846	(103)	(1)	$41,734	41,116	618	2
Third quarter and first nine months of 2026 vs. third quarter and first nine months of 2025

Personnel expense decreased due to:
•lower severance expense; and
•the impact of efficiency initiatives;
partially offset by:
•higher revenue-related compensation expense driven by higher fees in our Wealth and Investment Management business.

Technology, telecommunications and equipment expense increased due to higher software expense, as well as higher depreciation expense, higher hardware expense, and higher expense for the amortization of internally developed software.

Advertising and promotion expense increased reflecting higher investments in marketing driven by increased campaign volume.

Other expense decreased reflecting lower lease expense due to the sale of our rail car leasing business in first quarter 2026.
Income Tax Expense

Table 5: Income Tax Expense

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income before income tax expense	$7,098	6,909	189	3%	$21,126	18,673	2,453	13%
Income tax expense	1,161	1,300	(139)	(11)	3,254	2,738	516	19
Effective income tax rate	16.4%	18.9			15.4%	14.6

The effective income tax rate decreased in third quarter 2026, compared with the same period a year ago, driven by higher discrete tax benefits related to the resolution of prior period tax matters. The effective income tax rate increased in the first nine months of 2026, compared with the same period a year ago, driven by higher pre-tax income.

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
Table 6: Operating Segment Results – Highlights

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate (1)	Reconciling Items (2)	Consolidated Company
Quarter ended September 30, 2026
Net interest income	$8,016	2,134	2,216	950	(725)	(74)	12,517
Noninterest income	2,640	1,102	2,792	3,154	115	(450)	9,353
Total revenue	10,656	3,236	5,008	4,104	(610)	(524)	21,870
Provision for credit losses	791	240	(18)	16	—	—	1,029
Noninterest expense	6,188	1,400	2,454	3,286	415	—	13,743
Income (loss) before income tax expense (benefit)	3,677	1,596	2,572	802	(1,025)	(524)	7,098
Income tax expense (benefit)	922	400	648	199	(484)	(524)	1,161
Net income (loss) before noncontrolling interests	2,755	1,196	1,924	603	(541)	—	5,937
Less: Net income (loss) from noncontrolling interests	—	1	—	—	(15)	—	(14)
Net income (loss)	$2,755	1,195	1,924	603	(526)	—	5,951
Quarter ended September 30, 2025
Net interest income	$7,628	1,949	1,870	851	(273)	(75)	11,950
Noninterest income	2,544	1,092	3,009	2,823	449	(431)	9,486
Total revenue	10,172	3,041	4,879	3,674	176	(506)	21,436
Provision for credit losses	767	39	(107)	(14)	(4)	—	681
Noninterest expense	6,376	1,445	2,362	3,013	650	—	13,846
Income (loss) before income tax expense (benefit)	3,029	1,557	2,624	675	(470)	(506)	6,909
Income tax expense (benefit)	759	393	658	169	(173)	(506)	1,300
Net income (loss) before noncontrolling interests	2,270	1,164	1,966	506	(297)	—	5,609
Less: Net income from noncontrolling interests	—	2	—	—	18	—	20
Net income (loss)	$2,270	1,162	1,966	506	(315)	—	5,589
Nine months ended September 30, 2026
Net interest income	$23,309	6,169	6,673	2,774	(1,774)	(221)	36,930
Noninterest income	7,633	3,305	9,038	9,097	1,345	(1,410)	29,008
Total revenue	30,942	9,474	15,711	11,871	(429)	(1,631)	65,938
Provision for credit losses	2,554	521	(24)	23	4	—	3,078
Noninterest expense	19,063	4,420	7,643	9,708	900	—	41,734
Income (loss) before income tax expense (benefit)	9,325	4,533	8,092	2,140	(1,333)	(1,631)	21,126
Income tax expense (benefit)	2,339	1,140	2,030	532	(1,156)	(1,631)	3,254
Net income (loss) before noncontrolling interests	6,986	3,393	6,062	1,608	(177)	—	17,872
Less: Net income from noncontrolling interests	—	5	—	—	256	—	261
Net income (loss)	$6,986	3,388	6,062	1,608	(433)	—	17,611
Nine months ended September 30, 2025
Net interest income	$21,972	5,909	5,475	2,366	(340)	(229)	35,153
Noninterest income	7,271	2,990	9,141	8,150	898	(1,196)	27,254
Total revenue	29,243	8,899	14,616	10,516	558	(1,425)	62,407
Provision for credit losses	2,451	183	(4)	9	(21)	—	2,618
Noninterest expense	18,897	4,634	7,089	8,824	1,672	—	41,116
Income (loss) before income tax expense (benefit)	7,895	4,082	7,531	1,683	(1,093)	(1,425)	18,673
Income tax expense (benefit)	1,970	1,034	1,887	408	(1,136)	(1,425)	2,738
Net income before noncontrolling interests	5,925	3,048	5,644	1,275	43	—	15,935
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(48)	—	(42)
Net income	$5,925	3,042	5,644	1,275	91	—	15,977
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
Table 6a and Table 6b provide additional information for Consumer Banking and Lending.
Table 6a: Consumer Banking and Lending – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income Statement
Net interest income	$8,016	7,628	388	5%	$23,309	21,972	1,337	6%
Noninterest income:
Deposit-related fees	797	698	99	14	2,264	2,002	262	13
Investment advisory and other asset-based fees	292	249	43	17	820	721	99	14
Commissions and brokerage services fees	124	133	(9)	(7)	366	357	9	3
Card fees	1,201	1,162	39	3	3,413	3,249	164	5
Mortgage banking	119	199	(80)	(40)	436	590	(154)	(26)
Other	107	103	4	4	334	352	(18)	(5)
Total noninterest income	2,640	2,544	96	4	7,633	7,271	362	5
Total revenue	10,656	10,172	484	5	30,942	29,243	1,699	6
Net charge-offs	780	766	14	2	2,399	2,461	(62)	(3)
Change in the allowance for credit losses	11	1	10	NM	155	(10)	165	NM
Provision for credit losses	791	767	24	3	2,554	2,451	103	4
Noninterest expense	6,188	6,376	(188)	(3)	19,063	18,897	166	1
Income before income tax expense	3,677	3,029	648	21	9,325	7,895	1,430	18
Income tax expense	922	759	163	21	2,339	1,970	369	19
Net income	$2,755	2,270	485	21	$6,986	5,925	1,061	18
Revenue by Line of Business
Consumer, Small and Business Banking	$7,579	7,089	490	7	$21,906	20,288	1,618	8
Credit Card	1,710	1,663	47	3	4,919	4,775	144	3
Home Lending	743	870	(127)	(15)	2,292	2,557	(265)	(10)
Auto	341	256	85	33	956	734	222	30
Personal Lending	283	294	(11)	(4)	869	889	(20)	(2)
Total revenue	$10,656	10,172	484	5	$30,942	29,243	1,699	6

Selected Metrics
Consumer Banking and Lending:
Return on allocated capital (1)	32.4%	19.2			27.6%	16.8
Efficiency ratio (2)	58	63			62	65
Retail bank branches (#, period-end)	4,068	4,108		(1)
Digital active customers (# in millions, period-end) (3)	38.2	37.0		3
Mobile active customers (# in millions, period-end) (3)	34.0	32.5		5

Consumer, Small and Business Banking:
Deposit spread (4)	2.68%	2.59			2.62%	2.52
Debit card purchase volume ($ in billions) (5)	$144.9	133.6	11.3	8	$424.0	393.2	30.8	8
Debit card purchase transactions (# in millions) (5)	2,797	2,674		5	8,159	7,815		4
Client assets in advisory and brokerage accounts ($ in billions, period-end)	289	262	27	10
(continued on following page)

12	Wells Fargo & Company

(continued from previous page)

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Home Lending:
Mortgage loan originations ($ in billions)	$7.8	7.0	0.8	11	$23.1	18.8	4.3	23
% of originations held for sale (HFS)	23.8%	31.0			22.7%	33.9
Third-party mortgage loans serviced ($ in billions, period-end) (6)	$343.9	433.8	(89.9)	(21)
Home lending loans 30+ days delinquency rate (period-end) (7)(8)	0.33%	0.32

Credit Card (5):
Credit card purchase volume ($ in billions)	$45.0	40.3	4.7	12	$129.5	116.9	12.6	11
Credit card new accounts (# in thousands)	661	707		(7)	1,954	1,555		26
Credit card loans 30+ days delinquency rate (period-end) (8)	2.69%	2.68
Credit card loans 90+ days delinquency rate (period-end) (8)	1.34	1.34

Auto:
Auto loan originations ($ in billions)	$10.1	8.8	1.3	15	$29.5	20.3	9.2	45
Auto loans 30+ days delinquency rate (period-end) (8)	1.39%	1.54
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
Third quarter 2026 vs. third quarter 2025

Revenue increased driven by:
•higher net interest income reflecting wider deposit spreads and higher deposit and loan balances; and
•higher deposit-related fees driven by higher volume and higher consumer account deposit service charges driven by account repricing.

Noninterest expense decreased driven by:
•lower operating costs;
•lower operating losses; and
•the impact of efficiency initiatives;
partially offset by:
•higher revenue-related compensation expense; and
•higher occupancy expense.
First nine months of 2026 vs. first nine months of 2025

Revenue increased driven by:
•higher net interest income reflecting wider deposit spreads and higher deposit and loan balances;
•higher deposit-related fees driven by higher volume and higher consumer account deposit service charges driven by account repricing; and
•higher card fees driven by higher revenue following our merchant services joint venture acquisition in April 2025;
partially offset by:
•lower mortgage banking income driven by lower servicing fees due to portfolio run-off and servicing sales, as well as favorable MSR valuation adjustments in the first nine months of 2025.

Provision for credit losses increased reflecting a higher change in allowance for auto and credit card loans driven by higher loan balances, partially offset by lower net charge-offs on credit card and personal loans.

Noninterest expense increased driven by:
•higher revenue-related compensation expense;
•higher advertising and promotion expense; and
•higher occupancy expense;
partially offset by:
•the impact of efficiency initiatives.

Wells Fargo & Company	13

Earnings Performance (continued)
Table 6b: Consumer Banking and Lending – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selected Balance Sheet Data (average)
Loans by Line of Business:
Consumer, Small and Business Banking	$18,028	17,520	508	3%	$17,775	12,190	5,585	46%
Credit Card	53,896	51,121	2,775	5	53,200	50,396	2,804	6
Home Lending	197,423	201,803	(4,380)	(2)	197,951	203,608	(5,657)	(3)
Auto	58,803	44,775	14,028	31	55,713	43,221	12,492	29
Personal Lending	13,969	13,880	89	1	13,790	13,812	(22)	—
Total loans	$342,119	329,099	13,020	4	$338,429	323,227	15,202	5
Total deposits	825,120	808,942	16,178	2	823,399	804,820	18,579	2
Allocated capital (1)	33,000	45,500	(12,500)	(27)	33,000	45,500	(12,500)	(27)

Selected Balance Sheet Data (period-end)
Loans by Line of Business:
Consumer, Small and Business Banking	$18,353	17,755	598	3
Credit Card	54,452	51,572	2,880	6
Home Lending	197,454	201,345	(3,891)	(2)
Auto	60,627	46,524	14,103	30
Personal Lending	14,151	13,984	167	1
Total loans	$345,037	331,180	13,857	4
Total deposits	833,092	810,992	22,100	3
(1)In first quarter 2026, we updated our assumptions and methodologies used to allocate capital as part of our periodic assessments.
Third quarter 2026 vs. third quarter 2025

Total loans (average and period-end) increased due to:
•an increase in loan balances in our Auto business driven by higher origination volumes reflecting growth across the portfolio, including the impact of a financing partnership launched in second quarter 2025; and
•an increase in loan balances in our Credit Card business due to higher purchase volumes;
partially offset by:
•a decline in loan balances in our Home Lending business reflecting paydowns of legacy residential mortgage loans.
Total deposits (average and period-end) increased reflecting growth in consumer checking and savings deposits.
First nine months of 2026 vs. first nine months of 2025

Total loans (average) increased due to:
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
Total deposits (average) increased reflecting growth in consumer checking and savings deposits.

14	Wells Fargo & Company

Commercial Banking provides financial solutions to private, family owned and certain public companies. Products and services include banking and credit products across multiple industry sectors and municipalities, secured lending and lease products, and treasury management.
Table 6c and Table 6d provide additional information for Commercial Banking.
Table 6c: Commercial Banking – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income Statement
Net interest income	$2,134	1,949	185	9%	$6,169	5,909	260	4%
Noninterest income:
Deposit-related fees	327	311	16	5	971	970	1	—
Lending-related fees	156	144	12	8	454	418	36	9
Lease income	115	119	(4)	(3)	342	358	(16)	(4)
Other	504	518	(14)	(3)	1,538	1,244	294	24
Total noninterest income	1,102	1,092	10	1	3,305	2,990	315	11
Total revenue	3,236	3,041	195	6	9,474	8,899	575	6
Net charge-offs	131	83	48	58	282	222	60	27
Change in the allowance for credit losses	109	(44)	153	348	239	(39)	278	713
Provision for credit losses	240	39	201	515	521	183	338	185
Noninterest expense	1,400	1,445	(45)	(3)	4,420	4,634	(214)	(5)
Income before income tax expense	1,596	1,557	39	3	4,533	4,082	451	11
Income tax expense	400	393	7	2	1,140	1,034	106	10
Less: Net income from noncontrolling interests	1	2	(1)	(50)	5	6	(1)	(17)
Net income	$1,195	1,162	33	3	$3,388	3,042	346	11

Revenue by Product
Lending and leasing	$1,316	1,251	65	5	$3,844	3,780	64	2
Treasury management and payments	1,352	1,206	146	12	3,963	3,716	247	7
Other	568	584	(16)	(3)	1,667	1,403	264	19
Total revenue	$3,236	3,041	195	6	$9,474	8,899	575	6

Selected Metrics
Return on allocated capital	17.3%	16.8			16.5%	14.7
Efficiency ratio	43	48			47	52
Third quarter 2026 vs. third quarter 2025
Revenue increased driven by:
•higher net interest income reflecting higher loan and deposit balances; and
•higher deposit-related fees and higher investment banking and markets fees, partially offset by lower revenue from equity investments.

Provision for credit losses increased reflecting an increase in the allowance for commercial and industrial loans due to loan growth.

Noninterest expense decreased driven by lower operating losses and the impact of efficiency initiatives.
First nine months of 2026 vs. first nine months of 2025

Revenue increased driven by:
•higher other noninterest income related to equity securities and the financing of renewable energy investments; and
•higher net interest income reflecting higher loan and interest-bearing deposit balances, partially offset by the impact of lower interest rates and lower noninterest-bearing deposits.

Provision for credit losses increased reflecting an increase in the allowance for commercial and industrial loans due to loan growth.

Noninterest expense decreased driven by lower operating losses and the impact of efficiency initiatives.

Wells Fargo & Company	15

Earnings Performance (continued)
Table 6d: Commercial Banking – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$183,872	166,946	16,926	10%	$180,008	166,075	13,933	8%
Commercial real estate	41,090	37,605	3,485	9	40,256	42,166	(1,910)	(5)
Lease financing and other	15,496	14,805	691	5	15,326	14,950	376	3
Total loans	$240,458	219,356	21,102	10	$235,590	223,191	12,399	6
Total deposits	198,946	171,976	26,970	16	191,507	177,570	13,937	8
Allocated capital	26,000	26,000	—	—	26,000	26,000	—	—

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$189,482	170,031	19,451	11
Commercial real estate	41,867	38,030	3,837	10
Lease financing and other	15,621	15,174	447	3
Total loans	$246,970	223,235	23,735	11
Total deposits	205,813	176,954	28,859	16
Third quarter and first nine months of 2026 vs. third quarter and first nine months of 2025

Total loans (average and period-end) increased driven by higher client activity and growth from both new and existing customers.
Total deposits (average and period-end) increased driven by additions of interest-bearing deposits from both new and existing customers.

16	Wells Fargo & Company

Corporate and Investment Banking delivers a suite of capital markets, banking, and financial products and services to corporate, commercial real estate, government and institutional clients globally. Products and services include corporate banking, investment banking, treasury management, commercial real estate lending and capital markets, equity and fixed income solutions as well as sales, trading, and research capabilities.

Table 6e and Table 6f provide additional information for Corporate and Investment Banking.
Table 6e: Corporate and Investment Banking – Income Statement and Selected Metrics

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income Statement
Net interest income	$2,216	1,870	346	19%	$6,673	5,475	1,198	22%
Noninterest income:
Deposit-related fees	283	273	10	4	834	814	20	2
Lending-related fees	236	214	22	10	682	624	58	9
Investment banking fees	908	826	82	10	2,700	2,291	409	18
Net gains from trading activities	1,053	1,367	(314)	(23)	3,744	4,060	(316)	(8)
Other	312	329	(17)	(5)	1,078	1,352	(274)	(20)
Total noninterest income	2,792	3,009	(217)	(7)	9,038	9,141	(103)	(1)
Total revenue	5,008	4,879	129	3	15,711	14,616	1,095	7
Net charge-offs	73	96	(23)	(24)	282	268	14	5
Change in the allowance for credit losses	(91)	(203)	112	55	(306)	(272)	(34)	(13)
Provision for credit losses	(18)	(107)	89	83	(24)	(4)	(20)	NM
Noninterest expense	2,454	2,362	92	4	7,643	7,089	554	8
Income before income tax expense	2,572	2,624	(52)	(2)	8,092	7,531	561	7
Income tax expense	648	658	(10)	(2)	2,030	1,887	143	8
Net income	$1,924	1,966	(42)	(2)	$6,062	5,644	418	7

Revenue by Line of Business
Banking:
Lending	$692	647	45	7	$2,116	1,866	250	13
Treasury Management and Payments	683	630	53	8	1,999	1,859	140	8
Investment Banking	611	554	57	10	1,841	1,551	290	19
Total Banking	1,986	1,831	155	8	5,956	5,276	680	13
Commercial Real Estate	1,171	1,186	(15)	(1)	3,514	3,847	(333)	(9)
Markets:
Fixed Income, Currencies, and Commodities (FICC)	1,262	1,355	(93)	(7)	4,381	4,128	253	6
Equities	543	450	93	21	1,721	1,285	436	34
Credit Adjustment (CVA/DVA/FVA) and Other	30	48	(18)	(38)	112	46	66	143
Total Markets	1,835	1,853	(18)	(1)	6,214	5,459	755	14
Other	16	9	7	78	27	34	(7)	(21)
Total revenue	$5,008	4,879	129	3	$15,711	14,616	1,095	7

Selected Metrics
Return on allocated capital	15.5%	16.8			16.5%	16.2
Efficiency ratio	49	48			49	49
NM – Not meaningful
Third quarter 2026 vs. third quarter 2025
Revenue increased driven by:
•higher net interest income driven by higher interest-bearing deposit and loan balances, partially offset by the impact of lower interest rates; and
•higher investment banking fees reflecting higher investment grade Debt Capital Markets, Equity Capital Markets, and M&A advisory fees, partially offset by lower leveraged finance revenue;
partially offset by:
•lower net gains from trading activities driven by lower revenue across most FICC products, partially offset by higher revenue in equities.
Provision for credit losses increased reflecting loan growth.
Noninterest expense increased driven by:
•higher revenue-related compensation expense; and
•higher professional and outside services expense due to increased customer activity driving volume-related expenses;
partially offset by:
•the impact of efficiency initiatives.

First nine months of 2026 vs. first nine months of 2025

Revenue increased driven by:
•higher net interest income driven by higher interest-bearing deposit and loan balances, partially offset by the impact of

Wells Fargo & Company	17

Earnings Performance (continued)
lower interest rates; and
•higher investment banking fees reflecting higher Equity Capital Markets and investment grade Debt Capital Markets fees;
partially offset by:
•lower net gains from trading activities driven by lower revenue across most FICC products, partially offset by higher revenue in equities; and
•a gain on the sale of the non-agency portion of our commercial mortgage third-party servicing business in first quarter 2025.
Noninterest expense increased driven by:
•higher revenue-related compensation expense; and
•higher professional and outside services expense due to increased customer activity driving volume-related expenses;
partially offset by:
•the impact of efficiency initiatives.
Table 6f: Corporate and Investment Banking – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selected Balance Sheet Data (average)
Loans:
Commercial and industrial	$274,329	214,774	59,555	28%	$271,677	203,381	68,296	34%
Commercial real estate	79,101	81,121	(2,020)	(2)	80,069	83,043	(2,974)	(4)
Total loans	$353,430	295,895	57,535	19	$351,746	286,424	65,322	23
Loans by Line of Business:
Banking	$119,355	92,787	26,568	29	$120,698	89,459	31,239	35
Commercial Real Estate	123,403	117,115	6,288	5	122,015	117,449	4,566	4
Markets	110,672	85,993	24,679	29	109,033	79,516	29,517	37
Total loans	$353,430	295,895	57,535	19	$351,746	286,424	65,322	23
Trading-related assets:
Trading assets, excluding derivative assets	$200,006	177,045	22,961	13	$203,234	165,078	38,156	23
Derivative assets	30,130	22,682	7,448	33	26,369	21,936	4,433	20
Securities borrowed or purchased under resale agreements	172,424	115,868	56,556	49	171,058	105,046	66,012	63
Total trading-related assets	$402,560	315,595	86,965	28	$400,661	292,060	108,601	37
Total assets	818,661	679,877	138,784	20	815,587	644,390	171,197	27
Total deposits	248,075	204,056	44,019	22	232,518	203,464	29,054	14
Allocated capital (1)	46,500	44,000	2,500	6	46,500	44,000	2,500	6

Selected Balance Sheet Data (period-end)
Loans:
Commercial and industrial	$277,910	224,462	53,448	24
Commercial real estate	77,949	79,518	(1,569)	(2)
Total loans	$355,859	303,980	51,879	17
Loans by Line of Business:
Banking	$122,965	95,215	27,750	29
Commercial Real Estate	123,153	116,314	6,839	6
Markets	109,741	92,451	17,290	19
Total loans	$355,859	303,980	51,879	17
Trading-related assets:
Trading assets, excluding derivative assets	$192,394	202,471	(10,077)	(5)
Derivative assets	34,722	22,574	12,148	54
Securities borrowed or purchased under resale agreements	167,601	130,196	37,405	29
Total trading-related assets	$394,717	355,241	39,476	11
Total assets	818,817	715,683	103,134	14
Total deposits	258,551	211,051	47,500	23
(1)In first quarter 2026, we updated our assumptions and methodologies used to allocate capital as part of our periodic assessments.
Third quarter and first nine months of 2026 vs. third quarter and first nine months of 2025

Total loans (average and period-end) increased driven by higher commercial and industrial loans reflecting increased demand in corporate and fund finance loans in our Banking business and higher loan volume in our Markets business.
Total trading-related assets (average and period-end) increased reflecting an increased volume of securities purchased under resale agreements.

Total deposits (average and period-end) increased driven by additions of interest-bearing deposits from both new and existing customers.

18	Wells Fargo & Company

Wealth and Investment Management provides personalized wealth management, brokerage, financial planning, lending, trust and fiduciary products and services to affluent, high-net worth and ultra-high-net worth clients. We operate through financial advisors in our brokerage and wealth offices, independent offices, and digitally through WellsTrade® and Intuitive Investor®.
Table 6g and Table 6h provide additional information for Wealth and Investment Management (WIM).
Table 6g: Wealth and Investment Management

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions, unless otherwise noted)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income Statement
Net interest income	$950	851	99	12%	$2,774	2,366	408	17%
Noninterest income:
Investment advisory and other asset-based fees	2,706	2,353	353	15	7,715	6,795	920	14
Commissions and brokerage services fees	426	424	2	—	1,301	1,245	56	4
Other	22	46	(24)	(52)	81	110	(29)	(26)
Total noninterest income	3,154	2,823	331	12	9,097	8,150	947	12
Total revenue	4,104	3,674	430	12	11,871	10,516	1,355	13
Net charge-offs	(1)	(1)	—	—	(3)	(1)	(2)	NM
Change in the allowance for credit losses	17	(13)	30	231	26	10	16	160
Provision for credit losses	16	(14)	30	214	23	9	14	156
Noninterest expense	3,286	3,013	273	9	9,708	8,824	884	10
Income before income tax expense	802	675	127	19	2,140	1,683	457	27
Income tax expense	199	169	30	18	532	408	124	30
Net income	$603	506	97	19	$1,608	1,275	333	26

Selected Metrics
Return on allocated capital	36.0%	29.9			32.3%	25.3
Efficiency ratio	80	82			82	84
Client assets ($ in billions, period-end):
Advisory assets	$1,230	1,104	126	11
Other brokerage assets and deposits	1,509	1,369	140	10
Total Company-wide client assets (1)	$2,739	2,473	266	11

Total WIM client assets	$2,450	2,211	239	11

Selected Balance Sheet Data (average)
Total loans	$95,371	82,330	13,041	16	$91,659	81,515	10,144	12
Total deposits	108,671	99,764	8,907	9	110,173	100,431	9,742	10
Allocated capital	6,500	6,500	—	—	6,500	6,500	—	—

Selected Balance Sheet Data (period-end)
Total loans	$97,986	83,786	14,200	17
Total deposits	110,229	103,957	6,272	6
NM – Not meaningful
(1)Includes amounts for clients of the Consumer Banking and Lending operating segment.
Third quarter and first nine months of 2026 vs. third quarter and first nine months of 2025

Revenue increased driven by:
•higher investment advisory and other asset-based fees reflecting higher market valuations; and
•higher net interest income driven by higher deposit and loan balances, as well as lower deposit costs.
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
Table 6h: Advisory Assets

	Quarter ended September 30,		Nine months ended September 30,
(in billions)	2026	2025	2026	2025
Balance, beginning of period	$1,224.9	1,041.7	$1,127.1	997.7
Inflows (outflows), net (1)	3.6	5.1	16.0	(3.0)
Market impact (2)	1.3	57.6	86.7	109.7
Balance, end of period (Company-wide)	$1,229.8	1,104.4	$1,229.8	1,104.4

Balance, end of period (WIM)	1,122.6	1,011.0	$1,122.6	1,011.0
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
Table 6i and Table 6j provide additional information for Corporate.
Table 6i: Corporate – Income Statement

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income Statement
Net interest income	$(725)	(273)	(452)	NM	$(1,774)	(340)	(1,434)	NM
Noninterest income	115	449	(334)	(74)%	1,345	898	447	50%
Total revenue	(610)	176	(786)	NM	(429)	558	(987)	NM
Net charge-offs	—	10	(10)	(100)	12	10	2	20
Change in the allowance for credit losses	—	(14)	14	100	(8)	(31)	23	74
Provision for credit losses	—	(4)	4	100	4	(21)	25	119
Noninterest expense	415	650	(235)	(36)	900	1,672	(772)	(46)
Loss before income tax benefit	(1,025)	(470)	(555)	NM	(1,333)	(1,093)	(240)	(22)
Income tax benefit	(484)	(173)	(311)	NM	(1,156)	(1,136)	(20)	(2)
Less: Net income (loss) from noncontrolling interests (1)	(15)	18	(33)	NM	256	(48)	304	633
Net income (loss)	$(526)	(315)	(211)	(67)	$(433)	91	(524)	NM
NM – Not meaningful
(1)Reflects results attributable to noncontrolling interests associated with our venture capital investments.
Third quarter 2026 vs. third quarter 2025

Revenue decreased driven by:
•lower net interest income driven by lower funding credits to the operating segments due to the impact of lower interest rates;
•lower net gains from equity securities reflecting lower unrealized and realized gains on equity securities from our venture capital investments, partially offset by lower impairment losses on equity securities; and
•lower lease income due to the sale of our rail car leasing business in first quarter 2026.

Noninterest expense decreased reflecting:
•lower personnel expense reflecting lower severance expense; and
•lower lease expense due to the sale of our rail car leasing business in first quarter 2026.
First nine months of 2026 vs. first nine months of 2025

Revenue decreased driven by:
•lower net interest income driven by lower funding credits to the operating segments due to the impact of lower interest rates;
•lower lease income due to the sale of our rail car leasing business in first quarter 2026; and
•a gain associated with our merchant services joint venture acquisition in second quarter 2025;
partially offset by:
•higher net gains from equity securities reflecting improved results from our venture capital investments, including higher unrealized and realized gains, partially offset by higher impairment losses; and
•lower net losses from debt securities driven by the impact of a repositioning of our investment securities portfolio in first quarter 2025.

Noninterest expense decreased reflecting:
•lower lease expense due to the sale of our rail car leasing business in first quarter 2026;
•lower personnel expense reflecting lower severance expense; and
•the impact of efficiency initiatives.

Wells Fargo & Company	21

Earnings Performance (continued)
Table 6j: Corporate – Balance Sheet

	Quarter ended Sep 30,				Nine months ended Sep 30,
($ in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selected Balance Sheet Data (average)
Available-for-sale debt securities	$245,645	188,103	57,542	31%	$227,100	174,235	52,865	30%
Held-to-maturity debt securities	191,090	214,409	(23,319)	(11)	196,963	220,451	(23,488)	(11)
Equity securities	18,749	16,450	2,299	14	17,855	15,784	2,071	13
Total assets	684,304	636,359	47,945	8	669,048	618,635	50,413	8
Total deposits	102,116	55,201	46,915	85	97,173	50,690	46,483	92

Selected Balance Sheet Data (period-end)
Available-for-sale debt securities	$247,718	198,665	49,053	25
Held-to-maturity debt securities	189,329	211,069	(21,740)	(10)
Equity securities	17,862	16,273	1,589	10
Total assets	670,707	642,044	28,663	4
Total deposits	94,967	64,407	30,560	47

Third quarter and first nine months of 2026 vs. third quarter and first nine months of 2025

Total assets (average and period-end) increased reflecting purchases of available-for-sale debt securities and an increased volume of securities borrowed or purchased under resale agreements.

Total deposits (average and period-end) increased reflecting higher time deposits driven by issuances of certificates of deposit (CDs) by corporate treasury.

22	Wells Fargo & Company

Balance Sheet Analysis
At September 30, 2026, our assets totaled $2.3 trillion, up $104.7 billion from December 31, 2025.

The following discussion provides additional information about the major components of our consolidated balance sheet. See the “Capital Management” section in this Report for information on changes in our equity.
Available-for-Sale and Held-to-Maturity Debt Securities
Table 7: Available-for-Sale and Held-to-Maturity Debt Securities

	September 30, 2026				December 31, 2025
($ in millions)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)	Amortized cost, net (1)	Net unrealized gains (losses)	Fair value	Weighted average expected maturity (yrs)
Available-for-sale (2)	$266,119	(10,347)	255,772	7.4	$215,775	(2,202)	213,573	7.2
Held-to-maturity (3)	192,584	(43,228)	149,356	10.0	208,023	(32,226)	175,797	10.2
Total	$458,703	(53,575)	405,128	n/a	$423,798	(34,428)	389,370	n/a
(1)Represents amortized cost of the securities, net of the allowance for credit losses of $0 million and $23 million related to available-for-sale debt securities and $88 million and $95 million related to held-to-maturity debt securities at September 30, 2026, and December 31, 2025, respectively.
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

At September 30, 2026, 99% of the combined AFS and HTM debt securities portfolio was rated AA- or above. Ratings are based on external ratings where available and, where not available, based on internal credit grades.

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
Table 8: Loan Portfolios

($ in millions)	Sep 30, 2026	Dec 31, 2025	$ Change	% Change
Commercial	$647,145	599,895	47,250	8%
Consumer	400,968	386,272	14,696	4
Total loans	$1,048,113	986,167	61,946	6
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

Table 9 provides additional information regarding deposit balances. Information regarding the impact of deposits on net interest income and a comparison of average deposit balances is provided in the “Earnings Performance – Net Interest Income” section and Table 2 earlier in this Report. Our average deposit cost in third quarter 2026 increased to 1.56%, compared with 1.44% in fourth quarter 2025.
Table 9: Deposits

($ in millions)	Sep 30, 2026	Dec 31, 2025	$ Change	% Change
Noninterest-bearing deposits	$365,666	365,368	298	—%
Interest-bearing deposits	1,136,986	1,060,839	76,147	7
Total deposits	$1,502,652	1,426,207	76,445	5

24	Wells Fargo & Company

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

Table 10: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable

(in millions)	Sep 30, 2026	Dec 31, 2025
Commercial and industrial	$499,337	452,068
Commercial real estate	132,020	132,284
Lease financing	15,788	15,543
Total commercial	647,145	599,895
Residential mortgage	240,437	242,190
Credit card	59,488	59,540
Auto	60,177	50,487
Other consumer	40,866	34,055
Total consumer	400,968	386,272
Total loans	$1,048,113	986,167
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
Credit Quality Overview.  Table 11 provides credit quality trends.
Table 11: Credit Quality Overview

($ in millions)	Sep 30, 2026	Dec 31, 2025
Nonaccrual loans
Commercial loans	$4,169	5,266
Consumer loans	2,891	2,935
Total nonaccrual loans	$7,060	8,201
Nonaccrual loans as a % of total loans	0.67%	0.83

Allowance for credit losses (ACL) for loans	$14,458	14,337
ACL for loans as a % of total loans	1.38%	1.45

	Quarter ended September 30,
	2026	2025
Net loan charge-offs as a % of (1):
Average commercial loans	0.18%	0.18
Average consumer loans	0.70	0.73

	Nine months ended September 30,
	2026	2025
Average commercial loans	0.17%	0.17
Average consumer loans	0.74	0.80
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
The following discussion provides additional information and analysis of our loan portfolios. See Note 3 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit information.

26	Wells Fargo & Company

COMMERCIAL AND INDUSTRIAL LOANS AND LEASE FINANCING.  We generally subject commercial and industrial loans and lease financing to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to regulatory definitions of pass and criticized categories with criticized segmented among special mention, substandard, doubtful, and loss categories.
We had $16.9 billion classified as criticized in accordance with regulatory guidance for our commercial and industrial loans and lease financing portfolio at September 30, 2026, compared with $15.9 billion at December 31, 2025. The increase was predominantly driven by loans in the technology, telecom and media and the equipment, machinery, and parts manufacturing industries.
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

Table 12 provides our commercial and industrial loans and lease financing by industry using the North American Industry Classification System. The portfolio increased at September 30, 2026, compared with December 31, 2025, as a result of increased originations and loan draws, partially offset by paydowns.
Table 12: Commercial and Industrial Loans and Lease Financing by Industry

	September 30, 2026				December 31, 2025
($ in millions)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)(2)	Nonaccrual loans	Loans outstanding balance	% of total loans	Total commitments (1)(2)
Financials except banks
Asset managers and funds (3)	$—	72,844	7%	$125,656	1	68,216	7%	$124,491
Commercial finance (4)	81	54,441	5	86,004	108	51,168	5	84,859
Consumer finance (5)	111	33,351	3	48,753	129	27,794	3	45,322
Real estate finance (6)	21	40,248	4	44,045	7	34,514	3	39,043
Total financials except banks	213	200,884	19	304,458	245	181,692	18	293,715
Technology, telecom and media	267	30,422	3	74,156	49	22,672	2	75,043
Real estate and construction	85	32,795	3	66,753	66	28,501	3	60,080
Equipment, machinery and parts manufacturing	24	31,083	3	60,304	33	27,669	3	56,786
Retail	110	24,540	2	48,393	208	19,571	2	42,792
Materials and commodities	137	16,363	2	39,241	100	13,584	1	35,706
Food and beverage manufacturing	150	17,200	2	36,317	286	17,706	2	33,819
Auto related	19	16,881	2	34,757	7	16,979	2	32,164
Oil, gas and pipelines	2	11,311	1	34,137	3	10,197	1	31,698
Health care and pharmaceuticals	21	13,751	1	33,596	22	13,250	1	31,289
Utilities	17	8,505	*	30,224	18	8,232	*	28,187
Commercial services	217	12,024	1	29,674	65	11,308	1	27,389
Entertainment and recreation	26	13,912	1	22,300	17	13,199	1	20,832
Insurance and fiduciaries	1	4,976	*	20,335	1	4,132	*	17,226
Transportation services	39	9,160	*	19,926	156	8,094	*	16,594
Diversified or miscellaneous	54	9,571	*	18,782	58	11,317	1	29,319
Government and education	7	8,462	*	15,361	7	6,315	*	12,312
Securities-based (7)	—	27,998	3	32,498	—	26,007	3	26,007
Other (8)	64	25,287	2	41,293	46	27,186	3	42,563
Total	$1,453	515,125	49%	$962,505	1,387	467,611	47%	$913,521
*Less than 1%.
1.Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit and discretionary amounts where our approval or consent is required prior to any loan funding or commitment increase. For additional information on issued letters of credit, see Note 13 (Guarantees and Other Commitments) to Financial Statements in this Report.
2.We use credit derivatives, which had notional amounts of $11.3 billion and $8.2 billion at September 30, 2026, and December 31, 2025, respectively, to hedge certain loan exposures. These amounts are not shown as reductions to total commitments. For additional information on credit derivatives, see Note 10 (Derivatives) to Financial Statements in this Report.
3.Includes loans for subscription or capital calls and loans to securities firms.
4.Includes asset-based lending and leasing, including loans to special purpose entities, loans to commercial leasing entities, and structured lending facilities to commercial loan managers. In third quarter 2026, we reclassified loans to special purpose entities related to financing for trade receivables for companies across various industries from Commercial finance within the Financials except banks industry category to Other. We also reclassified certain loans from Commercial finance within the Financials except banks industry category to the Equipment, machinery and parts manufacturing and Technology, telecom and media industry categories to more closely align those loans with the industry categories of the underlying repayment sources and collateral. Prior period balances have been revised to conform with the current period presentation.
5.Includes originators or servicers of financial assets collateralized by consumer loans such as auto loans and leases, and credit cards.
6.Includes originators or servicers of financial assets collateralized by commercial or residential real estate loans.
7.Includes prime brokerage and other margin loans to clients of the Corporate and Investment Banking operating segment and securities-based loans to clients of the Wealth and Investment Management operating segment. Securities-based loans are collateralized by securities in client accounts.
8.No other category had total loans in excess of $8.9 billion and $8.3 billion at September 30, 2026, and December 31, 2025, respectively.

Wells Fargo & Company	27

Risk Management – Credit Risk Management (continued)

Our commercial and industrial loans and lease financing portfolio included non-U.S. loans of $81.7 billion and $81.0 billion at September 30, 2026, and December 31, 2025, respectively. Significant industry concentrations of non-U.S. loans at September 30, 2026, and December 31, 2025, respectively, included:
•$38.3 billion and $36.9 billion in the financials except banks industry;
•$13.1 billion and $13.7 billion in the securities-based industry;
•$8.5 billion and $8.2 billion in the banks industry; and
•$2.2 billion and $1.8 billion in the oil, gas and pipelines industry.

COMMERCIAL REAL ESTATE (CRE).  Our CRE loan portfolio is composed of CRE mortgage and CRE construction loans with the primary source of repayment supported by a commercial property or the cash flows from a commercial property. The total CRE loan portfolio at September 30, 2026, was stable compared with December 31, 2025. Unfunded credit commitments at September 30, 2026, and December 31, 2025, were $6.8 billion and $6.2 billion, respectively, for CRE mortgage loans and $9.8 billion and $9.2 billion, respectively, for CRE construction loans.
The portfolio is diversified both geographically and by property type. At September 30, 2026, the five states with the largest geographic concentrations of CRE loans, as shown in Table 13, represented a combined 52% of the total CRE portfolio. The largest property type concentrations were apartments at 27% and industrial/warehouse at 22% of the portfolio at September 30, 2026.

We generally subject CRE loans to individual risk assessment using our internal borrower and collateral quality ratings and classify them as criticized in accordance with regulatory guidance. CRE mortgage loans classified as criticized were $10.6 billion and $13.4 billion at September 30, 2026, and December 31, 2025, respectively. CRE construction loans classified as criticized were $1.0 billion and $1.7 billion at September 30, 2026, and December 31, 2025, respectively. The decrease in criticized CRE loans was primarily driven by the office and apartments property types.

Table 13 provides our CRE loans by state and property type.
Table 13: CRE Loans by State and Property Type

					September 30, 2026				December 31, 2025
	Real estate mortgage		Real estate construction		Total commercial real estate				Total commercial real estate
($ in millions)	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Nonaccrual loans	Loans outstanding balance	Loans as % of total loans	Total commitments (1)	Loans outstanding balance	Total commitments (1)
By state:
California	$702	24,469	103	1,763	805	26,232	3%	$29,365	26,208	28,918
New York	333	13,437	—	1,502	333	14,939	1	16,121	15,890	17,182
Florida	138	10,182	—	1,344	138	11,526	1	13,392	10,671	11,413
Texas	348	9,286	—	1,442	348	10,728	1	12,710	10,206	13,018
Arizona	5	4,502	—	388	5	4,890	*	5,257	5,364	6,045
Other (2)	989	57,934	98	5,771	1,087	63,705	6	71,773	63,945	71,077
Total	$2,515	119,810	201	12,210	2,716	132,020	13%	$148,618	132,284	147,653
By property type:
Apartments	$366	29,936	19	6,256	385	36,192	3%	$42,121	36,974	41,554
Industrial/warehouse	22	27,847	—	1,804	22	29,651	3	34,193	25,959	31,377
Office	1,694	17,488	182	1,155	1,876	18,643	2	19,669	21,958	23,360
Hotel/motel	169	11,204	—	739	169	11,943	1	12,375	12,764	13,154
Shopping center	1	9,797	—	255	1	10,052	*	11,055	9,353	9,800
Retail (excl shopping center)	106	9,843	—	141	106	9,984	*	11,017	10,568	11,476
Institutional	8	4,598	—	435	8	5,033	*	5,440	5,402	5,852
Other	149	9,097	—	1,425	149	10,522	1	12,748	9,306	11,080
Total	$2,515	119,810	201	12,210	2,716	132,020	13%	$148,618	132,284	147,653
*    Less than 1%.
(1)Total commitments consist of loans outstanding plus unfunded credit commitments, excluding issued letters of credit. For additional information on issued letters of credit, see Note 13 (Guarantees and Other Commitments) to Financial Statements in this Report.
(2)Includes 45 states and non-U.S. loans. No state in Other had loans in excess of $4.7 billion and $4.8 billion at September 30, 2026, and December 31, 2025, respectively. Non-U.S. loans were $4.4 billion and $5.7 billion at September 30, 2026, and December 31, 2025, respectively.

28	Wells Fargo & Company

NON-U.S. LOANS. Our classification of non-U.S. loans is based on whether the borrower’s primary address is outside of the United States. At September 30, 2026, non-U.S. loans totaled $86.2 billion, representing approximately 8% of our total consolidated loans outstanding, compared with $86.7 billion, or approximately 9% of our total consolidated loans outstanding, at December 31, 2025. Non-U.S. loans were approximately 4% of our total consolidated assets at both September 30, 2026, and December 31, 2025.

COUNTRY RISK EXPOSURE. Our country risk monitoring process incorporates centralized monitoring of economic, political, social, legal, and transfer risks in countries where we do or plan to do business, along with frequent dialogue with our customers, counterparties and regulatory agencies. We establish exposure limits for each country through a centralized oversight process based on customer needs, and through consideration of the relevant and distinct risk of each country. We monitor exposures closely and adjust our country limits in response to changing conditions. We evaluate our individual country risk exposure based on our assessment of a borrower’s ability to repay, which gives consideration for allowable transfers of risk, such as guarantees and collateral, and may be different from the reporting based on a borrower’s primary address. Our largest single country exposure outside the U.S. at September 30, 2026, was the United Kingdom, which totaled $35.9 billion, or approximately 2% of our total assets, of which $4.6 billion were sovereign exposures and included deposits we have placed with the Bank of England pursuant to regulatory requirements in support of our London branch.

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
Table 14: Top 20 Country Exposures (1)

	September 30, 2026					December 31, 2025
(in millions)	Deposits with banks (2)	Lending	Securities	Derivatives and other	Total (3)	Total (4)
United Kingdom	$4,854	26,892	(8)	4,164	35,902	33,233
Canada	1,770	13,741	37	1,284	16,832	19,548
Japan	15,113	374	311	65	15,863	17,296
Luxembourg	135	10,761	20	355	11,271	10,872
Cayman Islands	—	9,331	—	291	9,622	9,878
Ireland	20	4,290	206	540	5,056	6,222
Guernsey	—	4,306	1	9	4,316	5,866
Bermuda	—	4,163	3	126	4,292	3,734
France	19	3,471	75	456	4,021	4,440
Netherlands	—	3,390	224	157	3,771	3,606
Germany	283	3,018	282	157	3,740	4,159
Switzerland	501	1,787	13	1,044	3,345	2,150
South Korea	19	1,919	199	55	2,192	2,225
Spain	1	1,278	209	357	1,845	1,983
India	8	1,332	351	1	1,692	912
China	274	774	469	33	1,550	1,282
Jersey	—	1,319	70	148	1,537	1,321
Australia	102	568	110	551	1,331	1,432
Hong Kong	84	309	826	39	1,258	1,177
Chile	—	1,007	171	1	1,179	1,511
Total	$23,183	94,030	3,569	9,833	130,615	132,847
(1)Top 20 country exposures reflected 89% and 90% of our total non-U.S. exposure at September 30, 2026, and December 31, 2025, respectively.
(2)Predominantly deposited with central banks.
(3)Top 20 country exposures to central banks and financial institutions was $82.0 billion.
(4)The 2025 exposures correspond to the ranking of the top 20 country exposures at September 30, 2026, and do not necessarily reflect our top 20 country exposures at December 31, 2025.

Wells Fargo & Company	29

Risk Management – Credit Risk Management (continued)

RESIDENTIAL MORTGAGE LOANS. Our residential mortgage loan portfolio is composed of 1–4 family first and junior lien mortgage loans. Junior lien mortgage loans consist of residential mortgage lines of credit and loans that are subordinate in rights to an existing lien on the same property. Residential mortgage – first lien loans represented 97% of the total residential mortgage loan portfolio at both September 30, 2026, and December 31, 2025.

The residential mortgage loan portfolio includes loans with adjustable-rate features. We monitor the risk of default as a result of interest rate increases on adjustable-rate mortgage (ARM) loans, which may be mitigated by product features that limit the amount of the increase in the contractual interest rate. The default risk of these loans is considered in our ACL for loans. ARM loans were $76.7 billion, or 7% of total loans, at September 30, 2026, compared with $70.8 billion, or 7% of total loans, at December 31, 2025, with an initial reset date in 2028 or later for the majority of this portfolio at September 30, 2026. We do not offer option ARM products or loans with negative amortization features.

The outstanding balance of residential mortgage lines of credit (both first and junior lien) was $8.8 billion at September 30, 2026, compared with $10.3 billion at December 31, 2025. The unfunded credit commitments for these lines of credit totaled $9.8 billion at September 30, 2026, compared with $15.2 billion at December 31, 2025. For additional information on our residential mortgage loan portfolio, see the “Risk Management – Credit Risk Management – Residential Mortgage Loans” section in our 2025 Form 10-K.
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

Our residential mortgage loan portfolio decreased $1.8 billion from December 31, 2025, due to loan paydowns, partially offset by originations. Table 15 shows the outstanding balances of our first and junior lien mortgage loan portfolios.
Table 15: Residential Mortgage Loans

	September 30, 2026		December 31, 2025
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
California (1)	$109,575	10%	$108,080	11%
New York	29,999	3	30,128	3
Washington	10,823	1	10,727	1
New Jersey	9,409	1	9,481	1
Florida	9,011	1	8,922	1
Other (2)	60,399	6	61,580	6
Government insured/guaranteed loans (3)	4,605	—	5,569	1
Total first lien mortgage portfolio	233,821	22	234,487	24
Total junior lien mortgage portfolio (4)	6,616	—	7,703	1
Total residential mortgage loan portfolio	$240,437	22%	$242,190	25%
(1)Our first lien mortgage loans to borrowers in California are located predominantly within the larger metropolitan areas, with no single California metropolitan area consisting of more than 3% of total loans.
(2)Consists of 45 states; no state in Other had loans in excess of $6.3 billion and $6.4 billion at September 30, 2026, and December 31, 2025, respectively.
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
(4)Includes loans of $2.2 billion and $2.4 billion in California, and no other state had loans in excess of $600 million and $730 million at September 30, 2026, and December 31, 2025, respectively.

30	Wells Fargo & Company

CREDIT CARD, AUTO, AND OTHER CONSUMER LOANS. Table 16 shows the outstanding balance of our credit card, auto, and other consumer loan portfolios. For information regarding credit quality indicators for these portfolios, see Note 3 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.
Table 16: Credit Card, Auto, and Other Consumer Loans

	September 30, 2026		December 31, 2025
($ in millions)	Outstanding balance	% of total loans	Outstanding balance	% of total loans
Credit card	$59,488	6%	$59,540	6%
Auto	60,177	6	50,487	5
Other consumer:
Securities-based	34,187	3	26,206	3
Other	6,679	1	7,849	1
Total other consumer	40,866	4	34,055	4
Total	$160,531	16%	$144,082	15%
Credit Card.  The outstanding balance at September 30, 2026, was stable compared with December 31, 2025.

Auto.  The increase in the outstanding balance at September 30, 2026, compared with December 31, 2025, was due to loan originations exceeding paydowns.

Other Consumer.  The increase in the outstanding balance at September 30, 2026, compared with December 31, 2025, was due to an increase in securities-based lending.

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

Table 17: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

($ in millions)	Sep 30, 2026	Dec 31, 2025
Nonaccrual loans:
Commercial and industrial	$1,372	1,312
Commercial real estate	2,716	3,879
Lease financing	81	75
Total commercial	4,169	5,266
Residential mortgage (1)	2,787	2,838
Auto	78	70
Other consumer	26	27
Total consumer	2,891	2,935
Total nonaccrual loans	$7,060	8,201
As a percentage of total loans	0.67%	0.83
Foreclosed assets:
Government insured/guaranteed (2)	$6	8
Commercial	254	262
Consumer	39	32
Total foreclosed assets	299	302
Total nonperforming assets	$7,359	8,503
As a percentage of total loans	0.70%	0.86
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
Total nonaccrual loans decreased $1.1 billion from December 31, 2025, driven by lower commercial real estate nonaccrual loans.

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
Table 18: Analysis of Changes in Nonaccrual Loans

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Commercial nonaccrual loans
Balance, beginning of period	$4,735	4,563	$5,266	4,618
Inflows	2,077	1,034	4,689	3,233
Outflows:
Returned to accruing	(313)	(165)	(656)	(506)
Foreclosures	(1)	(2)	(1)	(2)
Charge-offs	(293)	(269)	(1,023)	(806)
Payments, sales and other	(2,036)	(702)	(4,106)	(2,078)
Total outflows	(2,643)	(1,138)	(5,786)	(3,392)
Balance, end of period	4,169	4,459	4,169	4,459
Consumer nonaccrual loans
Balance, beginning of period	2,908	3,194	2,935	3,112
Inflows	278	278	830	978
Outflows:
Returned to accruing	(119)	(121)	(340)	(362)
Foreclosures	(22)	(23)	(65)	(63)
Charge-offs	(20)	(11)	(57)	(63)
Payments, sales and other	(134)	(162)	(412)	(447)
Total outflows	(295)	(317)	(874)	(935)
Balance, end of period	2,891	3,155	2,891	3,155
Total nonaccrual loans	$7,060	7,614	$7,060	7,614
We considered the risk of losses on nonaccrual loans in developing our allowance for loan losses. We believe exposure to losses on nonaccrual loans is mitigated by the following factors at September 30, 2026:
•97% of total commercial nonaccrual loans were secured, of which 65% were secured by real estate.
•74% of total commercial nonaccrual loans were current on interest and 57% of commercial nonaccrual loans were current on both principal and interest, but were on nonaccrual status because the full or timely collection of interest or principal had become uncertain.
•99% of total consumer nonaccrual loans were secured, of which 96% were secured by real estate and 98% had an LTV ratio of 80% or less.
•$361 million of the $441 million of consumer loans in bankruptcy or discharged in bankruptcy, and classified as nonaccrual, were current.

32	Wells Fargo & Company

NET CHARGE-OFFS. Table 19 presents net loan charge-offs.

Table 19: Net Loan Charge-offs

	Quarter ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
($ in millions)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)	Net loan charge- offs	% of average loans (1)
Commercial and industrial	$162	0.13%	$131	0.13%	$624	0.17%	$418	0.14%
Commercial real estate	107	0.32	107	0.32	142	0.14	263	0.26
Lease financing	12	0.30	12	0.32	31	0.27	27	0.23
Total commercial	281	0.18	250	0.18	797	0.17	708	0.17
Residential mortgage	(15)	(0.02)	(22)	(0.04)	(43)	(0.02)	(40)	(0.02)
Credit card	554	3.73	571	4.02	1,759	4.04	1,843	4.43
Auto	84	0.57	50	0.45	201	0.49	144	0.45
Other consumer	79	0.80	93	1.19	245	0.90	293	1.30
Total consumer	702	0.70	692	0.73	2,162	0.74	2,240	0.80
Total	$983	0.38%	$942	0.40%	$2,959	0.39%	$2,948	0.43%
(1)Net loan charge-offs (recoveries) as a percentage of average loans are annualized.
The increase in commercial net loan charge-offs in third quarter 2026, compared with the same period a year ago, was driven by higher losses in our commercial and industrial portfolio.

The increase in consumer net loan charge-offs in third quarter 2026, compared with the same period a year ago, was due to higher losses in our auto portfolio, partially offset by lower losses in our credit card and other consumer portfolios.

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

Wells Fargo & Company	33

Risk Management – Credit Risk Management (continued)

Table 20 presents the allocation of the ACL for loans by loan portfolio segment and class.
Table 20: Allocation of the ACL for Loans

	Sep 30, 2026			Dec 31, 2025
($ in millions)	ACL	ACL as % of loan class	Loans as % of total loans	ACL	ACL as % of loan class	Loans as % of total loans
Commercial and industrial	$5,081	1.02%	48	$4,510	1.00%	46
Commercial real estate	2,128	1.61	13	2,737	2.07	13
Lease financing	219	1.39	1	210	1.35	1
Total commercial	7,428	1.15	62	7,457	1.24	60
Residential mortgage (1)	527	0.22	22	555	0.23	25
Credit card	4,962	8.34	6	4,956	8.32	6
Auto	1,033	1.72	6	817	1.62	5
Other consumer	508	1.24	4	552	1.62	4
Total consumer	7,030	1.75	38	6,880	1.78	40
Total	$14,458	1.38%	100	$14,337	1.45%	100
Components:
Allowance for loan losses			$13,819			13,797
Allowance for unfunded credit commitments			639			540
Allowance for credit losses for loans			$14,458			14,337
Ratio of allowance for loan losses to total net loan charge-offs (2)			3.54x			3.45
Ratio of allowance for loan losses to total nonaccrual loans			1.96			1.68
Allowance for loan losses as a percentage of total loans			1.32%			1.40
(1)Includes negative allowance for expected recoveries of amounts previously charged off.
(2)Total net loan charge-offs are annualized for the quarter ended September 30, 2026.
The ratios for the allowance for loan losses and the ACL for loans presented in Table 20 may fluctuate from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength, and the value and marketability of collateral.

The ACL for loans increased $121 million from December 31, 2025, reflecting a higher allowance for commercial and industrial and auto loans driven by higher loan balances, partially offset by a lower allowance for commercial real estate loans. The detail of the changes in the ACL for loans by portfolio segment (including charge-offs and recoveries by loan class) is included in Note 3 (Loans and Related Allowance for Credit Losses) to Financial Statements in this Report.

We consider multiple economic scenarios to develop our estimate of the ACL for loans, which generally include a base scenario, along with an optimistic (upside) and one or more pessimistic (downside) scenarios. We weighted the base scenario and the downside scenarios in our estimate of the ACL for loans at September 30, 2026. The base scenario assumed uncertainty related to trade policies, increased inflation along with slowing economic growth, increased unemployment rates, and a decline in commercial real estate prices. The downside scenarios assumed a more substantial economic contraction due to lower business and consumer confidence, declining property values, and ongoing uncertainty related to global geopolitical events.

Additionally, we consider qualitative factors that represent management’s judgment of risks related to our processes and assumptions used in establishing the ACL such as economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and emerging risk assessments.
The forecasted key economic variables used in our estimate of the ACL for loans at September 30, 2026, and December 31, 2025, are presented in Table 21.

Table 21: Forecasted Key Economic Variables

	4Q 2026	2Q 2027	4Q 2027
Weighted blend of economic scenarios:
U.S. unemployment rate (1):
September 30, 2026	4.5%	4.9	5.5
December 31, 2025	5.3	5.8	6.0

U.S. real GDP (2):
September 30, 2026	0.4	(0.3)	0.9
December 31, 2025	(0.5)	1.0	2.0

Home price index (3):
September 30, 2026	(0.4)	(2.9)	(4.5)
December 31, 2025	(5.2)	(5.5)	(3.6)

Commercial real estate asset prices (3):
September 30, 2026	(0.2)	(5.9)	(6.8)
December 31, 2025	(9.0)	(6.9)	(3.7)
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

We believe the ACL for loans of $14.5 billion at September 30, 2026, was appropriate to cover expected credit losses, including unfunded credit commitments, at that date. The entire allowance is available to absorb credit losses from the total loan portfolio. The ACL for loans is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the ACL for loans to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Our process for determining the ACL is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2025 Form 10-K.

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
Table 22: Net Interest Income Sensitivity Over the Next 12 Months Using Instantaneous Movements

($ in billions)	Sep 30, 2026	Dec 31, 2025
Parallel shift:
+100 bps shift in interest rates	$1.5	1.9
-100 bps shift in interest rates	(1.9)	(2.3)
-200 bps shift in interest rates	(4.0)	(5.3)

Steeper yield curve:
+100 bps shift in long-term interest rates	0.3	0.5
-100 bps shift in short-term interest rates	(1.5)	(1.8)

Flatter yield curve:
+100 bps shift in short-term interest rates	1.3	1.4
-100 bps shift in long-term interest rates	(0.3)	(0.4)

The changes in our interest rate sensitivity from December 31, 2025, to September 30, 2026, reflected updates for our expected balance sheet composition. Our interest rate sensitivity indicates that we would expect to benefit from higher interest rates as our assets would reprice faster and to a greater degree than our liabilities, while in the case of lower interest rates, our assets would reprice downward and to a greater degree than our liabilities resulting in lower net interest income. The realized impact of interest rate changes may vary from our base and hypothetical scenarios for various reasons, including any deposit pricing lags. We use interest rate derivatives and our debt securities portfolio to manage our interest rate exposures.

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

Risk Management – Asset/Liability Management (continued)
Table 23 shows the Company's Trading General VaR by risk category.
Table 23: Trading 1-Day 99% General VaR by Risk Category

	Quarter ended
	September 30, 2026			June 30, 2026			September 30, 2025
(in millions)	Average	Low	High	Average	Low	High	Average	Low	High
Company Trading General VaR Risk Categories
Credit	$15	10	29	14	11	18	21	15	31
Interest rate	16	8	27	14	7	22	5	2	12
Equity	27	23	33	28	24	38	20	14	28
Commodity	4	3	14	4	2	20	3	2	8
Foreign exchange	1	1	2	1	1	3	7	4	9
Diversification benefit (1)	(31)			(30)			(23)
Company Trading General VaR	$32			31			33
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

We are also subject to a rule issued by the FRB, OCC and FDIC that establishes a stable funding requirement, known as the net stable funding ratio (NSFR). The NSFR requires a covered banking organization, such as Wells Fargo, to maintain a minimum amount of stable funding, including common equity, long-term debt and most types of deposits, in relation to its assets, derivative exposures and commitments over a one-year horizon period. The NSFR applies to the Company and to our IDIs with total assets of $10 billion or more. As of September 30, 2026, we were compliant with the NSFR requirement.

38	Wells Fargo & Company

Liquidity Coverage Ratio. As of September 30, 2026, the Company and Wells Fargo Bank, N.A. exceeded the minimum LCR requirement of 100%. The LCR represents average HQLA divided by average projected net cash outflows, as each is defined under the LCR rule.
Table 24 presents the Company’s quarterly average values for the daily-calculated LCR and its components calculated pursuant to the LCR rule requirements.
Table 24: Liquidity Coverage Ratio

	Average for quarter ended
(in millions, except ratio)	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025
HQLA (1):
Eligible cash	$154,054	155,729	153,816
Eligible securities (2)	278,407	258,511	227,259
Total HQLA	432,461	414,240	381,075
Projected net cash outflows (3)	353,567	347,085	315,355
LCR	122%	119	121
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
Liquidity Sources. As of September 30, 2026, the Company had approximately $970.3 billion of total available liquidity sources. Table 25 presents the components of our available liquidity sources.

We maintain primary sources of liquidity in the form of central bank deposits and high-quality liquid debt securities, which collectively totaled $541.1 billion as of September 30, 2026. Our high-quality liquid debt securities presented in Table 25 are substantially the same in composition as HQLA eligible securities under the LCR rule; however, they will generally exceed HQLA eligible securities due to the applicable LCR haircuts and the exclusion of LCR adjustments for excess liquidity that is not transferable from certain subsidiaries.
We believe our high-quality liquid debt securities provide reliable sources of liquidity through sales or by pledging to obtain financing, in both normal and stressed market conditions. High-quality liquid debt securities include AFS, HTM, and trading debt securities, as well as debt securities received through securities financing activities.

As of September 30, 2026, we had approximately $706.1 billion of borrowing capacity at the Federal Reserve Discount Window and Federal Home Loan Banks (FHLB). This borrowing capacity included $276.8 billion related to pledged high-quality liquid debt securities within our primary sources of liquidity and $429.3 billion related to pledged loans and other debt securities within our contingent sources of liquidity.
Table 25: Total Available Liquidity Sources

(in millions)	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025
Primary sources of liquidity:
Central bank deposits	$136,189	156,460	134,506
High-quality liquid debt securities (1)	404,881	387,251	372,003
Total	541,070	543,711	506,509
Contingent sources of liquidity (2):
Pledged loans and other	429,249	435,968	359,579
Total available liquidity	$970,319	979,679	866,088
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

Deposits have historically provided a sizable source of relatively low-cost funds. Loans were 70% and 69% of total deposits at September 30, 2026, and December 31, 2025, respectively.

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

Wells Fargo & Company	39

Risk Management – Asset/Liability Management (continued)
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

Table 26 provides the aggregate carrying value of long-term debt as of September 30, 2026, and December 31, 2025, and maturities (based on contractual payment dates) for 2026 and the following years thereafter.
Table 26: Maturity of Long-Term Debt

	September 30, 2026							Dec 31, 2025
(in millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total	Total
Wells Fargo & Company (Parent Only)
Senior debt	$5,942	5,555	23,813	20,918	15,050	71,076	142,354	136,198
Subordinated debt	—	2,457	—	—	—	10,010	12,467	16,358
Junior subordinated debt	—	98	—	268	—	486	852	1,192
Total long-term debt – Parent	5,942	8,110	23,813	21,186	15,050	81,572	155,673	153,748
Wells Fargo Bank, N.A., and other bank entities (Bank)
Senior debt	3,390	2,241	1,095	889	1,400	3,620	12,635	10,209
Subordinated debt	—	26	193	—	—	2,698	2,917	3,169
Credit card securitizations (1)	—	2,240	1,475	1,213	—	—	4,928	3,775
Other bank debt	8	33	53	192	225	1,502	2,013	2,083
Total long-term debt – Bank	3,398	4,540	2,816	2,294	1,625	7,820	22,493	19,236
Other consolidated subsidiaries
Senior debt	9	931	361	735	672	1,977	4,685	1,728
Total long-term debt – Other consolidated subsidiaries	9	931	361	735	672	1,977	4,685	1,728
Total long-term debt	$9,349	13,581	26,990	24,215	17,347	91,369	182,851	174,712
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

On September 29, 2026, S&P Global Ratings (S&P) upgraded the long-term credit rating of Wells Fargo & Company to A- from BBB+ and revised its ratings outlook to stable from positive. S&P also affirmed the short-term credit rating of Wells Fargo & Company and the long and short-term credit ratings of Wells Fargo Bank, N.A.
There were no other actions undertaken by the ratings agencies with regard to our credit ratings during third quarter 2026.

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

The credit ratings of the Parent and Wells Fargo Bank, N.A., as of September 30, 2026, are presented in Table 27.
Table 27: Credit Ratings as of September 30, 2026

	Wells Fargo & Company			Wells Fargo Bank, N.A.
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Moody’s Investors Service	A1	P-1	Stable	Aa2	P-1	Stable
S&P Global Ratings	A-	A-2	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	AA-	F1+	Stable

40	Wells Fargo & Company

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

Table 28 presents the risk-based capital requirements applicable to the Company under the Standardized Approach and Advanced Approach, respectively, as of September 30, 2026.

The stress capital buffer (SCB) is currently calculated based on the decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s annual supervisory stress test, plus four quarters of planned common stock dividends. Because the SCB is calculated based on data that can differ over time, our SCB, and thus our risk-based capital ratio requirements under the Standardized Approach, are subject to change in future periods. Our current SCB is 2.50% and will remain in effect through December 31, 2027.

Beginning with the SCB effective on January 1, 2029, the FRB will calculate the SCB based on the average decrease in a BHC’s risk-based capital ratios under the severely adverse scenario in the FRB’s prior two annual supervisory stress tests, plus four quarters of planned common stock dividends.

The capital conservation buffer used in the Advanced Approach is set at 2.50% and is intended to absorb losses during times of economic or financial stress.

The FRB may also impose a discretionary countercyclical buffer of up to 2.50% to the risk-based capital requirements during periods of elevated risk in the financial system. The countercyclical buffer was 0.00% as of September 30, 2026.
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
Table 29: Capital Components and Ratios

		Standardized Approach				Advanced Approach
($ in millions)		Required Capital Ratios (1)	Sep 30, 2026		Dec 31, 2025	Required Capital Ratios (1)	Sep 30, 2026	Dec 31, 2025
Common Equity Tier 1	(A)		$134,561		137,346		134,561	137,346
Tier 1 capital	(B)		151,246		153,567		151,246	153,567
Total capital	(C)		182,170		184,682		172,114	174,617
Risk-weighted assets	(D)		1,341,319		1,294,609		1,142,584	1,112,533
Common Equity Tier 1 capital ratio	(A)/(D)	8.50%	10.03	*	10.61	8.50	11.78	12.35
Tier 1 capital ratio	(B)/(D)	10.00	11.28	*	11.86	10.00	13.24	13.80
Total capital ratio	(C)/(D)	12.00	13.58	*	14.27	12.00	15.06	15.70
*Denotes the binding framework, which is the lower of the Standardized and Advanced Approaches, at September 30, 2026.
(1)Represents the minimum ratios required to avoid restrictions on capital distributions and discretionary bonus payments at September 30, 2026.

42	Wells Fargo & Company

Table 30 provides information regarding the calculation and composition of our risk-based capital under the Standardized and Advanced Approaches.
Table 30: Risk-Based Capital Calculation and Components

(in millions)		Sep 30, 2026	Dec 31, 2025
Total equity		$177,877	183,038
Adjustments:
Preferred stock		(17,098)	(16,608)
Additional paid-in capital on preferred stock		142	141
Noncontrolling interests		(2,117)	(1,920)
Total common stockholders’ equity		$158,804	164,651
Adjustments:
Goodwill		(24,963)	(24,967)
Certain identifiable intangible assets (other than MSRs)		(701)	(823)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)		(759)	(705)
Applicable deferred taxes related to goodwill and other intangible assets (1)		1,066	1,063
Other		1,114	(1,873)
Common Equity Tier 1 under the Standardized and Advanced Approaches		$134,561	137,346
Preferred stock		17,098	16,608
Additional paid-in capital on preferred stock		(142)	(141)
Other		(271)	(246)
Total Tier 1 capital under the Standardized and Advanced Approaches	(A)	$151,246	153,567

Long-term debt and other instruments qualifying as Tier 2		16,696	16,736
Qualifying allowance for credit losses (2)		14,776	14,659
Other		(548)	(280)
Total Tier 2 capital under the Standardized Approach	(B)	$30,924	31,115
Total qualifying capital under the Standardized Approach	(A)+(B)	$182,170	184,682

Long-term debt and other instruments qualifying as Tier 2		16,696	16,736
Qualifying allowance for credit losses (2)		4,720	4,594
Other		(548)	(280)
Total Tier 2 capital under the Advanced Approach	(C)	$20,868	21,050
Total qualifying capital under the Advanced Approach	(A)+(C)	$172,114	174,617
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

Wells Fargo & Company	43

Capital Management (continued)
Table 31 provides the composition and net changes in the components of RWAs under the Standardized and Advanced Approaches.
Table 31: Risk-Weighted Assets

	Standardized Approach			Advanced Approach
(in millions)	Sep 30, 2026	Dec 31, 2025	$ Change	Sep 30, 2026	Dec 31, 2025	$ Change
Risk-weighted assets (RWAs):
Credit risk	$1,291,079	1,243,455	47,624	810,581	785,554	25,027
Market risk	50,240	51,154	(914)	50,240	51,154	(914)
Operational risk	N/A	N/A	N/A	281,763	275,825	5,938
Total RWAs	$1,341,319	1,294,609	46,710	1,142,584	1,112,533	30,051
Table 32 provides an analysis of changes in CET1.
Table 32: Analysis of Changes in Common Equity Tier 1

(in millions)
Common Equity Tier 1 at December 31, 2025	$137,346
Net income applicable to common stock	16,863
Common stock dividends	(4,266)
Common stock issued, repurchased, and stock compensation-related items	(8,603)
Changes in accumulated other comprehensive income (loss)	(9,839)
Goodwill	4
Certain identifiable intangible assets (other than MSRs)	122
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)	(54)
Applicable deferred taxes related to goodwill and other intangible assets (1)	3
Other (2)	2,985
Change in Common Equity Tier 1	(2,785)
Common Equity Tier 1 at September 30, 2026	$134,561
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
(2)Includes impacts to CET1 from the add-back of changes in accumulated other comprehensive income related to cash flow hedges and deductions for certain deferred tax assets. For additional information on accumulated other comprehensive income, see Note 20 (Other Comprehensive Income) to Financial Statements in this Report.

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

Table 33 provides a reconciliation of these non-GAAP financial measures to GAAP financial measures.
Table 33: Tangible Common Equity

		Balance at period-end			Average balance
		Period ended			Quarter ended			Nine months ended
(in millions, except ratios)		Sep 30, 2026	Jun 30, 2026	Sep 30, 2025	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Total equity		$177,877	182,323	183,012	182,469	181,910	183,428	182,686	183,351
Adjustments:
Preferred stock		(17,098)	(15,348)	(16,608)	(16,165)	(15,348)	(16,608)	(15,948)	(17,824)
Additional paid-in capital on preferred stock		142	139	141	141	139	141	140	143
Noncontrolling interests		(2,117)	(2,133)	(1,858)	(2,128)	(1,972)	(1,850)	(2,006)	(1,854)
Total common stockholders’ equity	(A)	158,804	164,981	164,687	164,317	164,729	165,111	164,872	163,816
Adjustments:
Goodwill		(24,963)	(24,963)	(25,069)	(24,965)	(24,966)	(25,070)	(24,966)	(25,092)
Certain identifiable intangible assets (other than MSRs)		(701)	(732)	(863)	(716)	(748)	(889)	(751)	(610)
Goodwill and other intangibles on venture capital investments in consolidated portfolio companies (included in other assets)		(759)	(648)	(698)	(649)	(704)	(674)	(686)	(694)
Applicable deferred taxes related to goodwill and other intangible assets (1)		1,066	1,065	1,062	1,065	1,065	1,061	1,064	1,001
Tangible common equity	(B)	$133,447	139,703	139,119	139,052	139,376	139,539	139,533	138,421
Common shares outstanding	(C)	3,001.6	3,028.5	3,148.9	N/A	N/A	N/A	N/A	N/A
Net income applicable to common stock	(D)	N/A	N/A	N/A	$5,703	6,160	5,341	$16,863	15,171
Book value per common share	(A)/(C)	$52.91	54.48	52.30	N/A	N/A	N/A	N/A	N/A
Tangible book value per common share	(B)/(C)	44.46	46.13	44.18	N/A	N/A	N/A	N/A	N/A
Return on average common stockholders’ equity (ROE)	(D)/(A)	N/A	N/A	N/A	13.77%	15.00	12.83	13.67%	12.38
Return on average tangible common equity (ROTCE)	(D)/(B)	N/A	N/A	N/A	16.27	17.73	15.19	16.16	14.65
(1)Determined by applying the combined federal statutory rate and composite state income tax rates to the difference between book and tax basis of the respective goodwill and intangible assets at period-end.
LEVERAGE REQUIREMENTS. As a BHC, we are required to maintain a supplementary leverage ratio (SLR) to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio. Our SLR requirement consists of a minimum requirement plus a supplementary leverage buffer equal to half of our G-SIB capital surcharge calculated under method one. Table 34 presents the leverage requirements applicable to the Company as of September 30, 2026.
Table 34: Leverage Requirements Applicable to the Company

Wells Fargo & Company	45

Capital Management (continued)
In addition, our IDIs are required to maintain an SLR of at least 3.50% to avoid restrictions on capital distributions and discretionary bonus payments and maintain a minimum Tier 1 leverage ratio of 5.00%. The SLR requirement for our IDIs consists of a minimum requirement plus a supplementary leverage buffer equal to half of our G-SIB capital surcharge calculated under method one, with the buffer capped at 1.00%. At September 30, 2026, each of our IDIs exceeded their applicable SLR and Tier 1 leverage requirements.

Table 35 presents information regarding the calculation and components of the Company’s SLR and Tier 1 leverage ratio.
Table 35: Leverage Ratios for the Company

($ in millions)		Quarter ended September 30, 2026
Tier 1 capital	(A)	$151,246
Total consolidated assets		2,253,291
Adjustments:
Derivatives (1)		89,420
Repo-style transactions (2)		14,445
Credit equivalent amounts of other off-balance sheet exposures		340,950
Other (3)		(35,786)
Total adjustments		409,029
Total leverage exposure	(B)	$2,662,320
Supplementary leverage ratio	(A)/(B)	5.68%

Total adjusted average assets (4)	(C)	$2,215,005
Tier 1 leverage ratio	(A)/(C)	6.83%
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
TOTAL LOSS ABSORBING CAPACITY. As a G-SIB, we are required to have a minimum amount of equity and unsecured long-term debt for purposes of resolvability and resiliency, often referred to as Total Loss Absorbing Capacity (TLAC). U.S. G-SIBs are required to have a minimum amount of TLAC (consisting of CET1 capital and additional Tier 1 capital issued directly by the top-tier or covered BHC plus eligible external long-term debt) to avoid restrictions on capital distributions and discretionary bonus payments as well as a minimum amount of eligible unsecured long-term debt. The components used to calculate our minimum TLAC and eligible unsecured long-term debt requirements as of September 30, 2026, are presented in Table 36.
Table 36: Components Used to Calculate TLAC and Eligible Unsecured Long-Term Debt Requirements

TLAC requirement Greater of:
18.00% of RWAs	7.50% of total leverage exposure (the denominator of the SLR calculation)
+	+
TLAC buffer (equal to 2.50% of RWAs + method one G-SIB capital surcharge + any countercyclical buffer)	External TLAC leverage buffer (equal to half of method one G-SIB capital surcharge)

Minimum amount of eligible unsecured long-term debt Greater of:
6.00% of RWAs	2.50% of total leverage exposure
+	+
Greater of method one and method two G-SIB capital surcharge	Half of method one G-SIB capital surcharge

Table 37 provides our TLAC and eligible unsecured long-term debt and related ratios.
Table 37: TLAC and Eligible Unsecured Long-Term Debt

September 30, 2026
($ in millions)	TLAC	Regulatory Minimum (1)	Eligible Unsecured Long-term Debt	Regulatory Minimum
Total eligible amount	$308,387		145,182

Percentage of RWAs (2)	22.99%	21.50	10.82	7.50
Percentage of total leverage exposure	11.58	8.00	5.45	3.00
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

Our principal U.S. broker-dealer subsidiaries, Wells Fargo Securities, LLC, and Wells Fargo Clearing Services, LLC, are subject to regulations to maintain minimum net capital requirements. As of September 30, 2026, these broker-dealer subsidiaries were in compliance with their respective regulatory minimum net capital requirements.

46	Wells Fargo & Company

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

As part of the annual CCAR, the FRB conducts a supervisory stress test. The FRB reviews the supervisory stress test results as required under the Dodd-Frank Act using a common set of capital actions for all large BHCs and also reviews the Company’s proposed capital actions.

Federal banking regulators also require large BHCs and banks to conduct their own stress tests to evaluate whether the institution has sufficient capital to continue to operate during periods of adverse economic and financial conditions.

In August 2026, we issued our Preferred Stock, Series HH. For additional information, see Note 8 (Preferred Stock and Common Stock) to Financial Statements in this Report.

During the first nine months of 2026, we issued $1.0 billion of common stock, substantially all of which was issued in connection with employee compensation and benefits, and we repurchased 112 million shares of common stock at a cost of $9.6 billion. We paid $5.0 billion of common and preferred stock dividends during the first nine months of 2026.
Securities Repurchases
On April 29, 2025, we announced that the Board authorized the repurchase of up to $40 billion of common stock. Unless modified or revoked by the Board, this authorization does not expire. At September 30, 2026, we had remaining Board authority to repurchase up to approximately $20.2 billion of common stock.
For additional information about share repurchases during third quarter 2026, see Part II, Item 2 in this Report.
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

For a discussion of significant regulations and regulatory oversight initiatives that have affected or may affect our business, see the “Regulation and Supervision” and “Risk Factors” sections in our 2025 Form 10-K and the “Regulation and Supervision” section in our 2026 First and Second Quarter Reports on Form 10-Q.

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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of September 30, 2026, of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) participated in the evaluation. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wells Fargo & Company	53

Financial Statements

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Interest income
Interest-earning deposits with banks (1)	$1,401	1,603	$4,020	4,429
Federal funds sold and securities borrowed or purchased under resale agreements (1)	1,758	1,285	5,229	3,454
Trading assets (1)	1,881	1,710	5,645	4,811
Available-for-sale and held-to-maturity debt securities (1)	3,938	3,578	11,190	10,354
Loans	14,671	13,924	42,781	40,854
Other interest income (1)	259	319	772	810
Total interest income	23,908	22,419	69,637	64,712
Interest expense
Deposits	5,845	5,188	16,335	15,458
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	2,209	2,020	6,696	4,701
Trading liabilities (1)	331	266	906	753
Long-term debt	2,427	2,593	7,199	7,784
Other interest expense (1)	579	402	1,571	863
Total interest expense	11,391	10,469	32,707	29,559
Net interest income	12,517	11,950	36,930	35,153
Noninterest income
Deposit and lending-related fees	1,835	1,674	5,309	4,929
Investment advisory and other asset-based fees	3,046	2,660	8,691	7,695
Commissions and brokerage services fees	670	651	2,024	1,899
Investment banking fees	894	840	2,629	2,311
Card fees	1,274	1,223	3,634	3,440
Mortgage banking	164	268	621	830
Net gains from trading and securities	1,084	1,557	4,848	3,946
Other	386	613	1,252	2,204
Total noninterest income	9,353	9,486	29,008	27,254
Total revenue	21,870	21,436	65,938	62,407
Provision for credit losses	1,029	681	3,078	2,618
Noninterest expense
Personnel	8,745	9,021	27,189	27,204
Technology, telecommunications and equipment	1,492	1,319	4,346	3,829
Occupancy	804	784	2,385	2,311
Professional and outside services	1,168	1,177	3,343	3,304
Advertising and promotion	337	295	1,067	742
Other	1,197	1,250	3,404	3,726
Total noninterest expense	13,743	13,846	41,734	41,116
Income before income tax expense	7,098	6,909	21,126	18,673
Income tax expense	1,161	1,300	3,254	2,738
Net income before noncontrolling interests	5,937	5,609	17,872	15,935
Less: Net income (loss) from noncontrolling interests	(14)	20	261	(42)
Wells Fargo net income	$5,951	5,589	$17,611	15,977
Less: Preferred stock dividends and other	248	248	748	806
Wells Fargo net income applicable to common stock	$5,703	5,341	$16,863	15,171
Per share information
Earnings per common share	$1.89	1.68	$5.54	4.69
Diluted earnings per common share	1.87	1.66	5.47	4.64
Average common shares outstanding	3,015.8	3,182.2	3,046.4	3,231.4
Diluted average common shares outstanding	3,051.5	3,223.5	3,081.0	3,270.3
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
The accompanying notes are an integral part of these statements.

54	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net income before noncontrolling interests	$5,937	5,609	$17,872	15,935
Other comprehensive income (loss), net of tax:
Net change in debt securities	(5,248)	1,653	(5,885)	3,512
Net change in derivatives and hedging activities	(3,103)	136	(3,961)	920
Other	116	(70)	7	97
Other comprehensive income (loss), net of tax	(8,235)	1,719	(9,839)	4,529
Total comprehensive income (loss) before noncontrolling interests	(2,298)	7,328	8,033	20,464
Less: Net income (loss) from noncontrolling interests	(14)	20	261	(42)
Wells Fargo comprehensive income (loss)	$(2,284)	7,308	$7,772	20,506
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	55

Wells Fargo & Company and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(in millions, except shares)	Sep 30, 2026	Dec 31, 2025
Assets
Cash and due from banks	$40,556	39,182
Interest-earning deposits with banks	140,503	135,028
Federal funds sold and securities borrowed or purchased under resale agreements	193,106	193,929
Trading assets (includes assets pledged as collateral of $138,130 and $145,519)	227,000	227,935
Available-for-sale debt securities (amortized cost of $266,119 and $215,775, and includes assets pledged as collateral of $0 and $563)	255,772	213,573
Held-to-maturity debt securities (fair value $149,356 and $175,797)	192,584	208,023
Loans (includes assets pledged as collateral of $822 and $1,161)	1,048,113	986,167
Allowance for loan losses	(13,819)	(13,797)
Net loans	1,034,294	972,370
Premises and equipment, net	11,685	11,395
Goodwill	24,963	24,967
Equity securities (includes $1,861 and $2,008 carried at fair value)	42,245	40,932
Other assets (includes $6,877 and $6,996 carried at fair value)	90,583	81,297
Total assets (1)	$2,253,291	2,148,631
Liabilities
Noninterest-bearing deposits	$365,666	365,368
Interest-bearing deposits	1,136,986	1,060,839
Total deposits	1,502,652	1,426,207
Federal funds purchased and securities loaned or sold under repurchase agreements	220,519	232,687
Short-term borrowings	38,192	18,323
Trading liabilities	56,133	45,468
Accrued expenses and other liabilities (includes $386 and $357 carried at fair value)	75,067	68,196
Long-term debt (includes $16,728 and $7,082 carried at fair value)	182,851	174,712
Total liabilities (2)	2,075,414	1,965,593
Equity
Wells Fargo stockholders’ equity:
Preferred stock – aggregate liquidation preference of $17,866 and $17,376	17,098	16,608
Common stock – $1-2/3 par value, authorized 9,000,000,000 shares; issued 5,481,811,474 shares	9,136	9,136
Additional paid-in capital	61,515	61,288
Retained earnings	241,397	228,873
Accumulated other comprehensive loss	(16,512)	(6,673)
Treasury stock, at cost – 2,480,172,539 shares and 2,389,192,624 shares	(136,874)	(128,115)
Total Wells Fargo stockholders’ equity	175,760	181,117
Noncontrolling interests	2,117	1,921
Total equity	177,877	183,038
Total liabilities and equity	$2,253,291	2,148,631
(1)Our consolidated assets at September 30, 2026, and December 31, 2025, include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Trading assets, $3.2 billion and $2.3 billion; Available-for-sale debt securities, $704 million and $0 million; Loans, $14.2 billion and $11.3 billion; All other assets, $269 million and $224 million; and Total assets, $18.4 billion and $13.8 billion, respectively.
(2)Our consolidated liabilities at September 30, 2026, and December 31, 2025, include the following VIE liabilities for which the VIE creditors do not have recourse to Wells Fargo: Short-term borrowings, $1.1 billion and $0 million; Accrued expenses and other liabilities, $234 million and $206 million; Long-term debt, $4.9 billion and $3.8 billion; and Total liabilities $6.3 billion and $4.0 billion, respectively.
The accompanying notes are an integral part of these statements.

56	Wells Fargo & Company

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Changes in Equity (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Preferred stock
Balance, beginning of period	$15,348	16,608	$16,608	18,608
Preferred stock issued	1,750	—	4,000	—
Preferred stock redeemed	—	—	(3,510)	(2,000)
Balance, end of period	$17,098	16,608	$17,098	16,608

Common stock
Balance, beginning of period and end of period	$9,136	9,136	$9,136	9,136

Additional paid-in capital
Balance, beginning of period	$61,192	60,669	$61,288	60,817
Stock-based compensation	270	273	1,303	1,238
Stock issued for employee plans, net	(19)	(25)	(1,344)	(1,221)
Other	72	99	268	182
Balance, end of period	$61,515	61,016	$61,515	61,016

Retained earnings
Balance, beginning of period	$237,230	221,308	$228,873	214,198
Net income	5,951	5,589	17,611	15,977
Common stock dividends	(1,536)	(1,460)	(4,339)	(4,114)
Preferred stock dividends	(248)	(248)	(743)	(802)
Other	—	—	(5)	(70)
Balance, end of period	$241,397	225,189	$241,397	225,189

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(8,277)	(9,366)	$(6,673)	(12,176)
Other comprehensive income (loss), after tax	(8,235)	1,719	(9,839)	4,529
Balance, end of period	$(16,512)	(7,647)	$(16,512)	(7,647)

Treasury stock
Balance, beginning of period	$(134,439)	(117,244)	$(128,115)	(111,463)
Common stock issued	90	157	816	920
Common stock repurchased	(2,524)	(6,058)	(9,591)	(12,623)
Other	(1)	(3)	16	18
Balance, end of period	$(136,874)	(123,148)	$(136,874)	(123,148)

Noncontrolling interests
Balance, beginning of period	$2,133	1,843	$1,921	1,946
Net income (loss)	(14)	20	261	(42)
Other	(2)	(5)	(65)	(46)
Balance, end of period	$2,117	1,858	$2,117	1,858
Total equity	$177,877	183,012	$177,877	183,012
The accompanying notes are an integral part of these statements.

Wells Fargo & Company	57

Wells Fargo & Company and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income before noncontrolling interests	$17,872	15,935
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for credit losses	3,078	2,618
Changes in fair value of MSRs and LHFS carried at fair value	58	350
Depreciation, amortization and accretion	5,556	5,590
Deferred income tax expense (benefit)	44	(1,637)
Other, net	(955)	6,413
Originations and purchases of loans held for sale (1)	(27,736)	(32,133)
Proceeds from sales of and paydowns on loans originally classified as held for sale (1)	25,195	27,664
Net change in:
Trading assets and liabilities (1)	8,645	(51,915)
Other assets (1)	(16,342)	(2,889)
Other accrued expenses and liabilities (1)	9,370	6,882
Net cash provided (used) by operating activities	24,785	(23,122)
Cash flows from investing activities:
Net change in:
Federal funds sold and securities borrowed or purchased under resale agreements	823	(49,246)
Available-for-sale debt securities:
Proceeds from sales	21,400	4,358
Paydowns and maturities	20,144	15,767
Purchases	(97,377)	(57,895)
Held-to-maturity debt securities:
Paydowns and maturities	15,555	20,809
Equity securities:
Proceeds from sales and capital returns	3,461	3,358
Purchases	(6,503)	(5,932)
Loans:
Loans originated, net of principal collected	(72,404)	(35,605)
Proceeds from sales of loans originally classified as held for investment	6,673	2,549
Purchases of loans	(741)	(980)
Other, net (2)	5,069	492
Net cash used by investing activities	(103,900)	(102,325)
Cash flows from financing activities:
Net change in:
Deposits	76,450	(4,443)
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	(12,168)	107,039
Short-term borrowings (1)	19,869	14,804
Long-term debt:
Proceeds from issuance	34,007	30,111
Repayment	(17,294)	(31,286)
Preferred stock:
Proceeds from issuance	3,993	—
Redeemed	(3,510)	(2,000)
Cash dividends paid	(743)	(802)
Common stock:
Repurchased	(9,515)	(12,516)
Cash dividends paid	(4,261)	(4,036)
Other, net	(946)	(810)
Net cash provided by financing activities	85,882	96,061
Net change in cash, cash equivalents, and restricted cash	6,767	(29,386)
Cash, cash equivalents, and restricted cash at beginning of period (3)	172,593	201,902
Cash, cash equivalents, and restricted cash at end of period (3)	$179,360	172,516
Supplemental cash flow disclosures:
Cash paid for interest	$31,897	29,695
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

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. For a discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K). There were no material changes to these policies in the first nine months of 2026.

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

Accounting Standards Adopted in 2026
We did not adopt any accounting standards in the first nine months of 2026.

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

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to September 30, 2026, and there have been no material events that would require recognition in our third quarter 2026 consolidated financial statements or disclosure in the Notes to the consolidated financial statements.

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
Table 2.1: Available-for-Sale and Held-to-Maturity Debt Securities Outstanding

(in millions)	Amortized cost, net (1)	Gross unrealized gains	Gross unrealized losses	Net unrealized gains (losses)	Fair value
September 30, 2026
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$95,041	244	(742)	(498)	94,543
Securities of U.S. states and political subdivisions (2)	10,203	2	(611)	(609)	9,594
Federal agency mortgage-backed securities	148,858	42	(10,318)	(10,276)	138,582
Non-agency mortgage-backed securities (3)	1,665	3	(9)	(6)	1,659
Collateralized loan obligations	10,782	7	(1)	6	10,788
Other debt securities	540	69	(3)	66	606
Total available-for-sale debt securities, excluding portfolio level basis adjustments	267,089	367	(11,684)	(11,317)	255,772
Portfolio level basis adjustments (4)	(970)			970	—
Total available-for-sale debt securities	266,119	367	(11,684)	(10,347)	255,772
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,801	—	(1,988)	(1,988)	1,813
Securities of U.S. states and political subdivisions	17,116	1	(4,630)	(4,629)	12,487
Federal agency mortgage-backed securities	167,865	—	(36,583)	(36,583)	131,282
Non-agency mortgage-backed securities (3)	1,535	54	(60)	(6)	1,529
Collateralized loan obligations	547	2	—	2	549
Other debt securities	1,720	—	(24)	(24)	1,696
Total held-to-maturity debt securities	192,584	57	(43,285)	(43,228)	149,356
Total	$458,703	424	(54,969)	(53,575)	405,128
December 31, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$51,738	308	(237)	71	51,809
Securities of U.S. states and political subdivisions (2)	10,706	34	(343)	(309)	10,397
Federal agency mortgage-backed securities	142,022	1,447	(3,389)	(1,942)	140,080
Non-agency mortgage-backed securities (3)	2,141	3	(18)	(15)	2,126
Collateralized loan obligations	7,895	11	(2)	9	7,904
Other debt securities	1,198	61	(2)	59	1,257
Total available-for-sale debt securities, excluding portfolio level basis adjustments	215,700	1,864	(3,991)	(2,127)	213,573
Portfolio level basis adjustments (4)	75			(75)	—
Total available-for-sale debt securities	215,775	1,864	(3,991)	(2,202)	213,573
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies	3,797	—	(1,747)	(1,747)	2,050
Securities of U.S. states and political subdivisions	17,476	2	(3,270)	(3,268)	14,208
Federal agency mortgage-backed securities	178,882	79	(27,353)	(27,274)	151,608
Non-agency mortgage-backed securities (3)	1,497	82	(39)	43	1,540
Collateralized loan obligations	4,655	19	—	19	4,674
Other debt securities	1,716	7	(6)	1	1,717
Total held-to-maturity debt securities	208,023	189	(32,415)	(32,226)	175,797
Total	$423,798	2,053	(36,406)	(34,428)	389,370
(1)Represents amortized cost of the securities, net of the ACL of $0 million and $23 million related to AFS debt securities at September 30, 2026, and December 31, 2025, respectively, and $88 million and $95 million related to HTM debt securities at September 30, 2026, and December 31, 2025, respectively.
(2)Includes investments in tax-exempt preferred debt securities issued by investment funds or trusts that predominantly invest in tax-exempt municipal securities. The amortized cost, net of the ACL, and fair value of these types of securities, was $2.2 billion and $2.5 billion at September 30, 2026, and December 31, 2025, respectively.
(3)Predominantly consists of commercial mortgage-backed securities at both September 30, 2026, and December 31, 2025.
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

Table 2.2: Held-to-Maturity Debt Securities Purchases

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Purchases of held-to-maturity debt securities (1):
Non-agency mortgage-backed securities	$40	33	$143	139
Total purchases of held-to-maturity debt securities	$40	33	$143	139
(1)Inclusive of non-cash purchases from securitization of loans held for sale (LHFS).
Table 2.3 shows the composition of interest income, provision for credit losses, and gross realized gains and losses from sales and impairment write-downs, if any, included in earnings related to AFS and HTM debt securities (pre-tax).

Table 2.3: Income Statement Impacts for Available-for-Sale and Held-to-Maturity Debt Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Interest income:
Available-for-sale	$2,867	2,319	$7,841	6,407
Held-to-maturity	1,071	1,259	3,349	3,947
Total interest income	3,938	3,578	11,190	10,354
Provision for credit losses:
Available-for-sale	—	4	3	(1)
Held-to-maturity	(4)	(10)	(8)	—
Total provision for credit losses	(4)	(6)	(5)	(1)
Realized gains and losses (1):
Gross realized gains	46	4	142	19
Gross realized losses	(75)	(4)	(170)	(133)
Impairment write-downs	—	—	—	(33)
Net realized losses	$(29)	—	$(28)	(147)
(1)Realized gains and losses relate to AFS debt securities. There were no realized gains or losses from HTM debt securities in all periods presented.

Wells Fargo & Company	61

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

CREDIT RATINGS. Credit ratings express opinions about the credit quality of a debt security. We determine the credit rating of a security according to the lowest credit rating made available by national recognized statistical rating organizations (NRSROs). Debt securities rated investment grade (those with ratings similar to BBB-/Baa3 or above) as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. Conversely, debt securities rated below investment grade, labeled as “speculative grade” by the rating agencies, are considered to be distinctively higher credit risk than investment grade debt securities. For debt securities not rated by NRSROs, we determine an internal credit grade of the debt securities (used for credit risk management purposes) equivalent to the credit ratings assigned by major credit agencies. Substantially all of our debt securities were rated by NRSROs at September 30, 2026, and December 31, 2025.

Table 2.4 shows the percentage of fair value of AFS debt securities and amortized cost of HTM debt securities determined to be rated investment grade, inclusive of securities rated based on internal credit grades.
Table 2.4: Investment Grade Debt Securities

	Available-for-Sale		Held-to-Maturity
($ in millions)	Fair value	% investment grade	Amortized cost	% investment grade
September 30, 2026
Total portfolio (1)	$255,772	99%	$192,672	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$233,125	100%	$171,666	100%
Securities of U.S. states and political subdivisions	9,594	99	17,126	100
Collateralized loan obligations (3)	10,788	100	547	100
All other debt securities (4)	2,265	89	3,333	61
December 31, 2025
Total portfolio (1)	$213,573	99%	$208,118	99%
Breakdown by category:
Securities of U.S. Treasury and federal agencies (2)	$191,889	100%	$182,679	100%
Securities of U.S. states and political subdivisions	10,397	99	17,487	100
Collateralized loan obligations (3)	7,904	100	4,660	100
All other debt securities (4)	3,383	91	3,292	59
(1)99% were rated AA- and above at both September 30, 2026, and December 31, 2025.
(2)Includes federal agency mortgage-backed securities.
(3)100% were rated AA- and above at both September 30, 2026, and December 31, 2025.
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

Debt securities that are past due and still accruing or in nonaccrual status were insignificant at both September 30, 2026, and December 31, 2025. Net charge-offs on debt securities were insignificant in the third quarter and first nine months of both 2026 and 2025.

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
Table 2.5: Gross Unrealized Losses and Fair Value – Available-for-Sale Debt Securities

	Less than 12 months		12 months or more		Total
(in millions)	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses (1)	Fair value
September 30, 2026
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$(611)	41,781	(131)	2,833	(742)	44,614
Securities of U.S. states and political subdivisions	(98)	2,862	(513)	4,163	(611)	7,025
Federal agency mortgage-backed securities	(5,120)	105,309	(5,198)	27,262	(10,318)	132,571
Non-agency mortgage-backed securities	(1)	188	(8)	211	(9)	399
Collateralized loan obligations	(1)	1,918	—	—	(1)	1,918
Other debt securities	(1)	340	(2)	17	(3)	357
Total available-for-sale debt securities	$(5,832)	152,398	(5,852)	34,486	(11,684)	186,884
December 31, 2025
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$—	—	(237)	6,119	(237)	6,119
Securities of U.S. states and political subdivisions	(5)	222	(338)	5,701	(343)	5,923
Federal agency mortgage-backed securities	(988)	11,307	(2,401)	37,377	(3,389)	48,684
Non-agency mortgage-backed securities	—	—	(18)	744	(18)	744
Collateralized loan obligations	(2)	1,776	—	—	(2)	1,776
Other debt securities	—	—	(2)	71	(2)	71
Total available-for-sale debt securities	$(995)	13,305	(2,996)	50,012	(3,991)	63,317
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

Note 2:  Available-for-Sale and Held-to-Maturity Debt Securities (continued)
Contractual Maturities
Table 2.6 and Table 2.7 show the remaining contractual maturities of AFS and HTM debt securities, respectively.
Table 2.6: Contractual Maturities – Available-for-Sale Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2026
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$95,041	2,498	29,647	62,182	714
Fair value	94,543	2,498	29,188	62,189	668
Weighted average yield	4.14%	4.11	4.06	4.18	4.53
Securities of U.S. states and political subdivisions
Amortized cost, net	$10,203	516	3,875	2,354	3,458
Fair value	9,594	511	3,723	2,227	3,133
Weighted average yield	3.52%	2.22	3.27	3.50	4.01
Federal agency mortgage-backed securities
Amortized cost, net	$148,858	1	1,082	8,959	138,816
Fair value	138,582	1	1,069	8,978	128,534
Weighted average yield	4.50%	2.63	2.77	4.59	4.51
Non-agency mortgage-backed securities
Amortized cost, net	$1,665	88	412	22	1,143
Fair value	1,659	88	406	21	1,144
Weighted average yield	4.66%	3.83	2.95	4.76	5.33
Collateralized loan obligations
Amortized cost, net	$10,782	—	—	313	10,469
Fair value	10,788	—	—	313	10,475
Weighted average yield	5.05%	—	—	5.07	5.05
Other debt securities
Amortized cost, net	$540	32	422	71	15
Fair value	606	35	446	107	18
Weighted average yield	5.03%	6.65	5.36	3.35	—
Total available-for-sale debt securities
Amortized cost, net (1)	$267,089	3,135	35,438	73,901	154,615
Fair value	255,772	3,133	34,832	73,835	143,972
Weighted average yield (2)	4.36%	3.82	3.94	4.21	4.54
(1)Amortized cost, net excludes portfolio level basis adjustments of $(970) million.
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

64	Wells Fargo & Company

Table 2.7: Contractual Maturities – Held-to-Maturity Debt Securities

By remaining contractual maturity ($ in millions)	Total	Within one year	After one year through five years	After five years through ten years	After ten years
September 30, 2026
Held-to-maturity debt securities:
Securities of U.S. Treasury and federal agencies
Amortized cost, net	$3,801	—	—	—	3,801
Fair value	1,813	—	—	—	1,813
Weighted average yield	1.60%	—	—	—	1.60
Securities of U.S. states and political subdivisions
Amortized cost, net	$17,116	92	468	444	16,112
Fair value	12,487	91	448	386	11,562
Weighted average yield	2.54%	1.64	2.41	2.52	2.55
Federal agency mortgage-backed securities
Amortized cost, net	$167,865	—	663	—	167,202
Fair value	131,282	—	615	—	130,667
Weighted average yield	2.34%	—	2.16	—	2.34
Non-agency mortgage-backed securities
Amortized cost, net	$1,535	196	1,003	265	71
Fair value	1,529	211	1,006	250	62
Weighted average yield	3.98%	3.61	4.09	4.01	3.20
Collateralized loan obligations
Amortized cost, net	$547	—	98	449	—
Fair value	549	—	99	450	—
Weighted average yield	5.63%	—	6.22	5.49	—
Other debt securities
Amortized cost, net	$1,720	—	1,720	—	—
Fair value	1,696	—	1,696	—	—
Weighted average yield	5.27%	—	5.27	—	—
Total held-to-maturity debt securities
Amortized cost, net	$192,584	288	3,952	1,158	187,186
Fair value	149,356	302	3,864	1,086	144,104
Weighted average yield (1)	2.39%	3.02	4.14	4.01	2.34
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

Note 3: Loans and Related Allowance for Credit Losses
Table 3.1 presents total loans outstanding by portfolio segment and class of financing receivable. Loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. These amounts were less than 1% of our total loans outstanding at both September 30, 2026, and December 31, 2025.

Outstanding balances exclude accrued interest receivable on loans, except for certain revolving loans, such as credit card loans.
See Note 5 (Goodwill and Other Assets) for additional information on accrued interest receivable. Amounts considered to be uncollectible are reversed through interest income. During the first nine months of 2026, we reversed accrued interest receivable of $31 million for our commercial portfolio segment and $275 million for our consumer portfolio segment, compared with $42 million and $284 million, respectively, for the same period a year ago.
Table 3.1: Loans Outstanding

(in millions)	Sep 30, 2026	Dec 31, 2025
Commercial and industrial	$499,337	452,068
Commercial real estate	132,020	132,284
Lease financing	15,788	15,543
Total commercial	647,145	599,895
Residential mortgage	240,437	242,190
Credit card	59,488	59,540
Auto	60,177	50,487
Other consumer (1)	40,866	34,055
Total consumer	400,968	386,272
Total loans	$1,048,113	986,167
(1)Includes $34.2 billion and $26.2 billion at September 30, 2026, and December 31, 2025, respectively, of securities-based loans, including margin loans and securities-based credit lines, originated by the Wealth and Investment Management (WIM) operating segment.
Our non-U.S. loans are reported by respective class of financing receivable in the table above. Substantially all of our non-U.S. loan portfolio is commercial loans. Table 3.2 presents total non-U.S. commercial loans outstanding by class of financing receivable.
Table 3.2: Non-U.S. Commercial Loans Outstanding

(in millions)	Sep 30, 2026	Dec 31, 2025
Commercial and industrial	$81,192	80,475
Commercial real estate	4,445	5,674
Lease financing	463	498
Total non-U.S. commercial loans	$86,100	86,647
Loan Purchases, Sales, and Transfers
Table 3.3 presents the proceeds paid or received for purchases and sales of loans and transfers from loans held for investment to LHFS. The table excludes loans for which we have elected the fair value option and government insured/guaranteed loans because their loan activity normally does not impact the ACL.
Table 3.3: Loan Purchases, Sales, and Transfers

	2026			2025
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Purchases	$100	2	102	389	3	392
Sales and net transfers (to)/from LHFS	(1,821)	7	(1,814)	(626)	(13)	(639)
Nine months ended September 30,
Purchases	$732	9	741	975	5	980
Sales and net transfers (to)/from LHFS	(6,435)	5	(6,430)	(3,340)	(1)	(3,341)

66	Wells Fargo & Company

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

We issue commercial letters of credit to assist customers in purchasing goods or services, typically for international trade. At September 30, 2026, and December 31, 2025, we had $1.3 billion and $1.2 billion, respectively, of outstanding issued commercial letters of credit. See Note 13 (Guarantees and Other Commitments) for additional information on issued standby letters of credit.
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
Table 3.4: Unfunded Credit Commitments

(in millions)	Sep 30, 2026	Dec 31, 2025
Commercial and industrial	$447,380	445,910
Commercial real estate	16,598	15,369
Total commercial	463,978	461,279
Residential mortgage (1)	12,464	17,496
Credit card	198,001	180,563
Other consumer	7,445	7,397
Total consumer	217,910	205,456
Total unfunded credit commitments	$681,888	666,735
(1)Includes lines of credit totaling $9.8 billion and $15.2 billion as of September 30, 2026, and December 31, 2025, respectively.

Wells Fargo & Company	67

Note 3: Loans and Related Allowance for Credit Losses (continued)
Allowance for Credit Losses
Table 3.5 presents the ACL for loans, which consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans increased $121 million from December 31, 2025, reflecting a higher allowance for commercial and industrial and auto loans driven by higher loan balances, partially offset by a lower allowance for commercial real estate loans.
Table 3.5: Allowance for Credit Losses for Loans

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Balance, beginning of period	$14,407	14,568	$14,337	14,636
Provision for credit losses	1,033	687	3,083	2,619
Loan charge-offs:
Commercial and industrial	(187)	(155)	(722)	(516)
Commercial real estate	(148)	(124)	(263)	(326)
Lease financing	(14)	(15)	(39)	(37)
Total commercial	(349)	(294)	(1,024)	(879)
Residential mortgage	(8)	(11)	(31)	(54)
Credit card	(732)	(710)	(2,267)	(2,229)
Auto	(142)	(110)	(365)	(340)
Other consumer	(100)	(113)	(306)	(348)
Total consumer	(982)	(944)	(2,969)	(2,971)
Total loan charge-offs	(1,331)	(1,238)	(3,993)	(3,850)
Loan recoveries:
Commercial and industrial	25	24	98	98
Commercial real estate	41	17	121	63
Lease financing	2	3	8	10
Total commercial	68	44	227	171
Residential mortgage	23	33	74	94
Credit card	178	139	508	386
Auto	58	60	164	196
Other consumer	21	20	61	55
Total consumer	280	252	807	731
Total loan recoveries	348	296	1,034	902
Net loan charge-offs	(983)	(942)	(2,959)	(2,948)
Other	1	(2)	(3)	4
Balance, end of period	$14,458	14,311	$14,458	14,311
Components:
Allowance for loan losses	$13,819	13,744	$13,819	13,744
Allowance for unfunded credit commitments	639	567	639	567
Allowance for credit losses for loans	$14,458	14,311	$14,458	14,311
Net loan charge-offs (annualized) as a percentage of average total loans	0.38%	0.40	0.39%	0.43
Allowance for loan losses as a percentage of total loans	1.32	1.46	1.32	1.46
Allowance for credit losses for loans as a percentage of total loans	1.38	1.52	1.38	1.52

68	Wells Fargo & Company

Table 3.6 summarizes the activity in the ACL by our commercial and consumer portfolio segments.
Table 3.6: Allowance for Credit Losses for Loans Activity by Portfolio Segment

	2026			2025
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$7,395	7,012	14,407	7,835	6,733	14,568
Provision for credit losses	313	720	1,033	(32)	719	687
Loan charge-offs	(349)	(982)	(1,331)	(294)	(944)	(1,238)
Loan recoveries	68	280	348	44	252	296
Net loan charge-offs	(281)	(702)	(983)	(250)	(692)	(942)
Other	1	—	1	(1)	(1)	(2)
Balance, end of period	$7,428	7,030	14,458	7,552	6,759	14,311
Nine months ended September 30,
Balance, beginning of period	$7,457	6,880	14,337	7,946	6,690	14,636
Provision for credit losses	771	2,312	3,083	310	2,309	2,619
Loan charge-offs	(1,024)	(2,969)	(3,993)	(879)	(2,971)	(3,850)
Loan recoveries	227	807	1,034	171	731	902
Net loan charge-offs	(797)	(2,162)	(2,959)	(708)	(2,240)	(2,948)
Other	(3)	—	(3)	4	—	4
Balance, end of period	$7,428	7,030	14,458	7,552	6,759	14,311

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
Table 3.7 provides the outstanding balances of our commercial loan portfolio by risk category and credit quality information by origination year for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty. Gross charge-offs by loan class are included in the following table for the nine months ended September 30, 2026, and year ended December 31, 2025.

Wells Fargo & Company	69

Note 3: Loans and Related Allowance for Credit Losses (continued)
Table 3.7: Commercial Loan Categories by Risk Categories and Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2026	2025	2024	2023	2022	Prior
September 30, 2026
Commercial and industrial
Pass	$73,056	49,950	15,785	8,739	9,584	17,484	309,196	15	483,809
Criticized	1,889	1,347	690	912	359	336	9,995	—	15,528
Total commercial and industrial	74,945	51,297	16,475	9,651	9,943	17,820	319,191	15	499,337
Gross charge-offs (1)	25	68	16	14	6	9	584	—	722
Commercial real estate
Pass	35,323	27,972	7,673	5,144	10,888	25,497	7,889	9	120,395
Criticized	1,526	2,152	1,235	965	2,195	3,466	86	—	11,625
Total commercial real estate	36,849	30,124	8,908	6,109	13,083	28,963	7,975	9	132,020
Gross charge-offs	39	34	36	21	107	25	1	—	263
Lease financing
Pass	3,450	3,807	2,585	2,455	1,050	1,077	—	—	14,424
Criticized	399	373	280	198	83	31	—	—	1,364
Total lease financing	3,849	4,180	2,865	2,653	1,133	1,108	—	—	15,788
Gross charge-offs	1	9	11	9	6	3	—	—	39
Total commercial loans	$115,643	85,601	28,248	18,413	24,159	47,891	327,166	24	647,145
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2025	2024	2023	2022	2021	Prior
December 31, 2025
Commercial and industrial
Pass	$84,419	23,611	11,947	12,544	7,248	12,455	285,207	13	437,444
Criticized	1,383	732	931	785	263	459	10,071	—	14,624
Total commercial and industrial	85,802	24,343	12,878	13,329	7,511	12,914	295,278	13	452,068
Gross charge-offs (1)	54	56	42	26	27	14	485	—	704
Commercial real estate
Pass	40,934	10,799	8,246	16,051	11,863	21,690	7,588	55	117,226
Criticized	3,803	1,402	1,182	3,591	3,014	2,007	59	—	15,058
Total commercial real estate	44,737	12,201	9,428	19,642	14,877	23,697	7,647	55	132,284
Gross charge-offs	104	52	38	61	117	123	2	—	497
Lease financing
Pass	4,566	3,295	3,254	1,524	768	812	—	—	14,219
Criticized	401	369	318	146	51	39	—	—	1,324
Total lease financing	4,967	3,664	3,572	1,670	819	851	—	—	15,543
Gross charge-offs	3	11	17	10	5	4	—	—	50
Total commercial loans	$135,506	40,208	25,878	34,641	23,207	37,462	302,925	68	599,895
(1) Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

70	Wells Fargo & Company

Table 3.8 provides days past due (DPD) information for commercial loans, which we monitor as part of our credit risk management practices; however, delinquency is not a primary credit quality indicator for commercial loans.
Table 3.8: Commercial Loan Categories by Delinquency Status

	Still accruing			Nonaccrual loans	Total commercial loans
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD
September 30, 2026
Commercial and industrial	$497,128	556	281	1,372	499,337
Commercial real estate	128,279	383	642	2,716	132,020
Lease financing	15,472	235	—	81	15,788
Total commercial loans	$640,879	1,174	923	4,169	647,145
December 31, 2025
Commercial and industrial	$449,764	872	120	1,312	452,068
Commercial real estate	127,432	722	251	3,879	132,284
Lease financing	15,242	226	—	75	15,543
Total commercial loans	$592,438	1,820	371	5,266	599,895
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

Gross charge-offs by loan class are included in the following tables for the nine months ended September 30, 2026, and year ended December 31, 2025.

Credit quality information is provided with the year of origination for term loans. Revolving loans may convert to term loans as a result of a contractual provision in the original loan agreement or if modified for a borrower experiencing financial difficulty.

Table 3.9 provides the outstanding balances of our residential mortgage loans by our primary credit quality indicators.

Wells Fargo & Company	71

Note 3: Loans and Related Allowance for Credit Losses (continued)
Table 3.9: Credit Quality Indicators for Residential Mortgage Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2026	2025	2024	2023	2022	Prior			Total
September 30, 2026
By delinquency status:
Current-29 DPD	$17,221	14,880	7,002	9,078	38,344	139,006	2,545	6,228	234,304
30-89 DPD	5	8	10	14	73	663	7	124	904
90+ DPD	—	—	2	12	67	418	7	118	624
Government insured/guaranteed loans (1)	—	—	1	3	5	4,596	—	—	4,605
Total	$17,226	14,888	7,015	9,107	38,489	144,683	2,559	6,470	240,437
By updated FICO:
740+	$15,964	14,003	6,644	8,606	35,550	126,973	2,127	4,098	213,965
700-739	947	556	227	251	1,644	6,405	232	829	11,091
660-699	193	168	80	131	712	2,676	107	508	4,575
620-659	57	35	19	38	226	1,060	33	245	1,713
<620	13	9	4	24	178	1,289	42	407	1,966
No FICO available	52	117	40	54	174	1,684	18	383	2,522
Government insured/guaranteed loans (1)	—	—	1	3	5	4,596	—	—	4,605
Total	$17,226	14,888	7,015	9,107	38,489	144,683	2,559	6,470	240,437
By updated LTV:
0-80%	$16,774	14,057	6,729	8,865	37,085	139,498	2,405	6,405	231,818
80.01-100%	407	785	245	206	1,289	425	6	41	3,404
>100% (2)	4	12	11	16	84	44	2	9	182
No LTV available	41	34	29	17	26	120	146	15	428
Government insured/guaranteed loans (1)	—	—	1	3	5	4,596	—	—	4,605
Total	$17,226	14,888	7,015	9,107	38,489	144,683	2,559	6,470	240,437
Gross charge-offs	$—	—	—	—	4	11	1	15	31
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2025	2024	2023	2022	2021	Prior
December 31, 2025
By delinquency status:
Current-29 DPD	$16,684	8,093	10,109	40,678	55,583	93,805	3,852	6,326	235,130
30-89 DPD	8	4	10	83	81	572	13	124	895
90+ DPD	—	6	7	51	57	329	6	140	596
Government insured/guaranteed loans (1)	2	2	6	6	20	5,533	—	—	5,569
Total	$16,694	8,105	10,132	40,818	55,741	100,239	3,871	6,590	242,190
By updated FICO:
740+	$15,739	7,606	9,518	37,588	52,338	83,614	3,078	4,028	213,509
700-739	678	314	348	1,888	2,043	5,078	393	848	11,590
660-699	168	102	138	722	794	2,242	183	524	4,873
620-659	49	10	40	269	202	900	63	252	1,785
<620	5	5	16	157	147	1,194	82	434	2,040
No FICO available	53	66	66	188	197	1,678	72	504	2,824
Government insured/guaranteed loans (1)	2	2	6	6	20	5,533	—	—	5,569
Total	$16,694	8,105	10,132	40,818	55,741	100,239	3,871	6,590	242,190
By updated LTV:
0-80%	$15,501	7,473	9,687	38,247	55,218	94,237	3,825	6,502	230,690
80.01-100%	1,152	573	394	2,434	437	283	27	56	5,356
>100% (2)	7	22	25	93	34	40	8	12	241
No LTV available	32	35	20	38	32	146	11	20	334
Government insured/guaranteed loans (1)	2	2	6	6	20	5,533	—	—	5,569
Total	$16,694	8,105	10,132	40,818	55,741	100,239	3,871	6,590	242,190
Gross charge-offs	$—	1	1	7	8	29	2	21	69
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the Federal Housing Administration (FHA) or the Department of Veterans Affairs (VA). Loans insured/guaranteed by U.S. government agencies and 90+ DPD totaled $1.1 billion and $1.7 billion at September 30, 2026, and December 31, 2025, respectively.
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

Table 3.10: Credit Quality Indicators for Credit Card Loans

	September 30, 2026			December 31, 2025
	Revolving loans	Revolving loans converted to term loans		Revolving loans	Revolving loans converted to term loans
(in millions)			Total			Total
By delinquency status:
Current-29 DPD	$57,266	657	57,923	57,322	622	57,944
30-89 DPD	718	66	784	718	65	783
90+ DPD	747	34	781	781	32	813
Total	$58,731	757	59,488	58,821	719	59,540
By updated FICO:
740+	$23,424	46	23,470	23,443	37	23,480
700-739	12,766	103	12,869	12,713	91	12,804
660-699	11,157	164	11,321	11,267	155	11,422
620-659	5,517	141	5,658	5,472	136	5,608
<620	5,739	301	6,040	5,736	298	6,034
No FICO available	128	2	130	190	2	192
Total	$58,731	757	59,488	58,821	719	59,540
Gross charge-offs	$2,109	158	2,267	2,758	205	2,963

Wells Fargo & Company	73

Note 3: Loans and Related Allowance for Credit Losses (continued)
Table 3.11 provides the outstanding balances of our Auto loan portfolio by primary credit quality indicators.
Table 3.11: Credit Quality Indicators for Auto Loans by Vintage

	Term loans by origination year
(in millions)	2026	2025	2024	2023	2022	Prior	Total
September 30, 2026
By delinquency status:
Current-29 DPD	$25,928	19,481	6,233	3,504	2,665	1,525	59,336
30-89 DPD	193	223	59	46	119	139	779
90+ DPD	14	19	5	3	9	12	62
Total	$26,135	19,723	6,297	3,553	2,793	1,676	60,177
By updated FICO:
740+	$12,932	10,946	3,915	2,310	1,362	594	32,059
700-739	4,201	2,963	940	460	345	197	9,106
660-699	3,596	2,394	665	316	296	187	7,454
620-659	2,567	1,441	319	164	212	157	4,860
<620	2,837	1,978	458	303	578	541	6,695
No FICO available	2	1	—	—	—	—	3
Total	$26,135	19,723	6,297	3,553	2,793	1,676	60,177
Gross charge-offs	$42	136	33	26	71	57	365
	Term loans by origination year
(in millions)	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025
By delinquency status:
Current-29 DPD	$26,413	8,993	5,560	4,728	3,357	654	49,705
30-89 DPD	115	61	60	187	227	72	722
90+ DPD	10	5	5	16	18	6	60
Total	$26,538	9,059	5,625	4,931	3,602	732	50,487
By updated FICO:
740+	$14,805	5,654	3,708	2,429	1,430	219	28,245
700-739	4,376	1,419	749	630	443	87	7,704
660-699	3,411	1,003	507	534	409	87	5,951
620-659	2,039	460	248	370	314	72	3,503
<620	1,892	504	410	950	983	258	4,997
No FICO available	15	19	3	18	23	9	87
Total	$26,538	9,059	5,625	4,931	3,602	732	50,487
Gross charge-offs	$29	41	47	160	149	27	453

74	Wells Fargo & Company

Table 3.12 provides the outstanding balances of our Other consumer loans portfolio by primary credit quality indicators.
Table 3.12: Credit Quality Indicators for Other Consumer Loans by Vintage

	Term loans by origination year						Revolving loans	Revolving loans converted to term loans
(in millions)	2026	2025	2024	2023	2022	Prior			Total
September 30, 2026
By delinquency status:
Current-29 DPD	$2,062	1,318	564	501	295	93	35,858	97	40,788
30-89 DPD	5	10	5	8	5	2	10	4	49
90+ DPD	1	4	1	4	1	—	11	7	29
Total	$2,068	1,332	570	513	301	95	35,879	108	40,866
By updated FICO:
740+	$1,370	876	342	207	116	34	730	35	3,710
700-739	402	241	109	104	53	14	345	14	1,282
660-699	183	134	70	96	55	13	264	13	828
620-659	25	40	22	44	25	7	104	7	274
<620	4	26	21	53	36	10	120	13	283
No FICO available (1)	84	15	6	9	16	17	34,316	26	34,489
Total	$2,068	1,332	570	513	301	95	35,879	108	40,866
Gross charge-offs (2)	$94	68	29	42	23	7	38	5	306
	Term loans by origination year						Revolving loans	Revolving loans converted to term loans	Total
(in millions)	2025	2024	2023	2022	2021	Prior
December 31, 2025
By delinquency status:
Current-29 DPD	$2,134	967	926	565	137	52	29,074	103	33,958
30-89 DPD	9	8	15	9	2	2	11	5	61
90+ DPD	3	3	6	4	1	—	12	7	36
Total	$2,146	978	947	578	140	54	29,097	115	34,055
By updated FICO:
740+	$1,493	612	389	205	62	22	784	34	3,601
700-739	357	179	184	98	21	8	396	16	1,259
660-699	162	101	164	97	20	6	300	11	861
620-659	39	32	72	47	10	3	112	10	325
<620	24	33	91	66	13	5	132	17	381
No FICO available (1)	71	21	47	65	14	10	27,373	27	27,628
Total	$2,146	978	947	578	140	54	29,097	115	34,055
Gross charge-offs (2)	$147	68	100	63	13	3	58	7	459
(1)Substantially all loans are revolving securities-based loans and therefore do not require a FICO score.
(2)Includes charge-offs on overdrafts, which are generally charged-off at 60 days past due.

Wells Fargo & Company	75

Note 3: Loans and Related Allowance for Credit Losses (continued)
NONACCRUAL LOANS. Table 3.13 provides loans on nonaccrual status. Nonaccrual loans may have an ACL or a negative allowance for credit losses from expected recoveries of amounts previously written off.
Table 3.13: Nonaccrual Loans

	Outstanding balance				Recognized interest income
	Nonaccrual loans		Nonaccrual loans without related allowance for credit losses (1)		Nine months ended September 30,
(in millions)	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	2026	2025
Commercial and industrial	$1,372	1,312	30	138	15	15
Commercial real estate	2,716	3,879	430	575	22	49
Lease financing	81	75	15	18	—	—
Total commercial	4,169	5,266	475	731	37	64
Residential mortgage	2,787	2,838	1,798	1,888	117	128
Auto	78	70	—	—	8	8
Other consumer	26	27	—	—	3	3
Total consumer	2,891	2,935	1,798	1,888	128	139
Total nonaccrual loans	$7,060	8,201	2,273	2,619	165	203
(1)Nonaccrual loans may not have an allowance for credit losses if the loss expectations are zero given the related collateral value.
LOANS IN PROCESS OF FORECLOSURE. Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $436 million and $525 million at September 30, 2026, and December 31, 2025, respectively, which included $306 million and $383 million, respectively, of loans that are government insured/guaranteed. Under the Consumer Financial Protection Bureau guidelines, we do not commence the foreclosure process on residential mortgage loans until after the loan is 120 days delinquent. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING.  Certain loans 90 days or more past due are still accruing, because they are (1) well-secured and in the process of collection or (2) residential mortgage or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

Table 3.14 shows loans 90 days or more past due and still accruing by class for loans not government insured/guaranteed.
Table 3.14: Loans 90 Days or More Past Due and Still Accruing

(in millions)	Sep 30, 2026	Dec 31, 2025
Total:	$2,892	3,000
Less: government insured/guaranteed loans (1)	1,059	1,688
Total, not government insured/guaranteed	$1,833	1,312
By segment and class, not government insured/guaranteed:
Commercial and industrial	$281	120
Commercial real estate	642	251
Total commercial	923	371
Residential mortgage	50	47
Credit card	781	813
Auto	56	52
Other consumer	23	29
Total consumer	910	941
Total, not government insured/guaranteed	$1,833	1,312
(1)Represents residential mortgage loans whose repayments are insured or guaranteed by U.S. government agencies, such as the FHA or the VA.

76	Wells Fargo & Company

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY.  We may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty. At the time of modification, we may require that the borrower provide additional economic support, such as a partial repayment, additional collateral, or guarantees.

The following disclosures provide information on loan modifications in the form of principal forgiveness, interest rate reductions, other-than-insignificant (e.g., greater than three months) payment delays, term extensions or a combination of these modifications, as well as the financial effects of these modifications, and loan performance in the 12 months following the modification. Loans that both modify and are paid off or charged-off during the period are not included in the disclosures below. These disclosures do not include loans discharged by a bankruptcy court as the only concession, which were insignificant in the third quarter and first nine months of both 2026 and 2025.

For additional information on our loan modifications to borrowers experiencing financial difficulty, see Note 3 (Loans and Related Allowance for Credit Losses) in our 2025 Form 10-K.

Table 3.15 presents the outstanding balance of commercial loans modified during the periods presented and the related financial effects of these modifications.
Table 3.15: Commercial Loan Modifications and Financial Effects

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Commercial and industrial modifications:
Term extension	$634	378	$1,194	647
All other modifications and combinations	16	30	38	154
Total commercial and industrial modifications	$650	408	$1,232	801
Total commercial and industrial modifications as a % of loan class	0.13%	0.10	0.25%	0.19
Financial effects:
Weighted average term extension (months)	31	10	22	14

Commercial real estate modifications:
Term extension	$149	711	$416	1,595
All other modifications and combinations	—	463	183	500
Total commercial real estate modifications	$149	1,174	$599	2,095
Total commercial real estate modifications as a % of loan class	0.11%	0.90	0.45%	1.61
Financial effects:
Weighted average term extension (months)	16	21	24	21

Commercial loans that received a modification in the past 12 months as of September 30, 2026 and 2025, and subsequently defaulted in the third quarter and first nine months of both 2026 and 2025, were insignificant.
Table 3.16 provides past due information on commercial loans that received a modification in the past 12 months as of September 30, 2026 and 2025, and the amount of related gross charge-offs during the third quarter and first nine months of both 2026 and 2025.
Table 3.16: Payment Performance of Commercial Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended	Nine months ended
September 30, 2026
Commercial and industrial	$1,389	26	91	1,506	46	55
Commercial real estate	754	6	137	897	—	35
Total commercial	$2,143	32	228	2,403	46	90
September 30, 2025 (1)
Commercial and industrial	$807	8	29	844	32	133
Commercial real estate	2,556	24	190	2,770	72	72
Total commercial	$3,363	32	219	3,614	104	205
(1)For loan modifications that include a payment deferral, payment performance is not included until the loan exits the deferral period and payments resume.

Wells Fargo & Company	77

Note 3: Loans and Related Allowance for Credit Losses (continued)
Table 3.17 presents the outstanding balance of consumer loans modified during the periods presented and the related financial effects of these modifications. Modified loans within the Auto and Other consumer loan classes were insignificant in the third quarter and first nine months of both 2026 and 2025, and accordingly, are excluded from the following tables and disclosures.
Loans in a trial payment period are not included in the following loan modification disclosures until the borrower has successfully completed the trial period and the loan modification is formally executed. Residential mortgage loans in a trial payment period totaled $115 million and $104 million at September 30, 2026 and 2025, respectively.
Table 3.17: Consumer Loan Modifications and Financial Effects

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Residential mortgage modifications (1):
Payment delay	$223	253	$468	537
Term extension and payment delay	29	37	81	85
Interest rate reduction, term extension, and payment delay	14	16	43	41
All other modifications and combinations	8	21	26	54
Total residential mortgage modifications	$274	327	$618	717
Total residential mortgage modifications as a % of loan class	0.11%	0.13	0.26%	0.29
Financial effects:
Weighted average interest rate reduction	0.70%	1.27	1.26%	1.55
Weighted average payments deferred (months) (2)	3	4	6	5
Weighted average term extension (years)	11.4	10.8	11.2	11.0

Credit card modifications:
Interest rate reduction	$267	290	$713	742
Total credit card modifications	$267	290	$713	742
Total credit card modifications as a % of loan class	0.45%	0.51	1.20%	1.30
Financial effects:
Weighted average interest rate reduction	15.52%	21.41	18.80%	21.45
(1)Payment delay modifications include loan modifications that defer a set amount of principal to the end of the loan term. The outstanding balance of loans with principal deferred to the end of the loan term was $81 million and $111 million in third quarter 2026 and 2025, respectively, and $236 million and $290 million for the first nine months of 2026 and 2025, respectively.
(2)Excludes the financial effects of loans with a set amount of principal deferred to the end of the loan term. The weighted average period of principal deferred was 26.4 years and 26.0 years in third quarter 2026 and 2025, respectively, and 25.5 years and 24.9 years for the first nine months of 2026 and 2025, respectively.

Consumer loans that received a modification within the past 12 months as of September 30, 2026, and subsequently defaulted in the third quarter and first nine months of 2026, totaled $110 million and $270 million, respectively. As of September 30, 2025, consumer loans that received a modification within the past 12 months and subsequently defaulted in the third quarter and first nine months of 2025, totaled $139 million and $206 million, respectively.
Table 3.18 provides past due information as of September 30, 2026 and 2025, on consumer loan modifications that received a modification in the past 12 months, and the related gross charge-offs that occurred on these modifications during the third quarter and first nine months of both 2026 and 2025.
Table 3.18: Payment Performance of Consumer Loan Modifications

	By delinquency status				Gross charge-offs
(in millions)	Current-29 DPD	30-89 DPD	90+ DPD	Total	Quarter ended	Nine months ended
September 30, 2026
Residential mortgage (1)	$346	95	311	752	1	6
Credit card (2)	711	107	80	898	65	147
Total consumer	$1,057	202	391	1,650	66	153
September 30, 2025
Residential mortgage (1)	$429	124	88	641	1	5
Credit card (2)	842	124	89	1,055	79	210
Total consumer	$1,271	248	177	1,696	80	215
(1)Includes loans where delinquency status was not reset to current upon exit from the deferral period. At September 30, 2025, loan modifications in an active payment deferral are excluded.
(2)Credit card loans that are past due at the time of the modification do not become current until they have three consecutive months of payment performance.
Commitments to lend additional funds on commercial loans modified during the first nine months of 2026 and 2025, were $257 million and $357 million, respectively. Commitments to lend additional funds on consumer loans modified during the first nine months of both 2026 and 2025, were insignificant.

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

Non-Trading Equity Securities
Table 4.1 provides a summary of our equity securities by business purpose and accounting method.
Table 4.1: Equity Securities

(in millions)	Sep 30, 2026	Dec 31, 2025
Equity securities at fair value (1)	$1,861	2,008
Tax credit investments (2)	21,490	21,395
Private equity (3)	13,780	13,206
Federal Reserve Bank stock and other at cost (4)	5,114	4,323
Total equity securities	$42,245	40,932
(1)Includes securities subject to contractual lock-up periods restricting their sale which generally expire within one to two years. These securities had fair values of $250 million at September 30, 2026, and $218 million at December 31, 2025.
(2)Includes affordable housing investments of $11.0 billion and $11.6 billion at September 30, 2026, and December 31, 2025, respectively, and renewable energy investments of $10.2 billion and $9.6 billion at September 30, 2026, and December 31, 2025, respectively. The renewable energy investments are presented net of deferred investment tax credits of $1.7 billion at both September 30, 2026, and December 31, 2025. Tax credit investments are accounted for using either the proportional amortization method or the equity method. See Note 12 (Securitizations and Variable Interest Entities) for information about tax credit investments.
(3)Includes equity securities accounted for under the measurement alternative of $10.3 billion and $9.8 billion at September 30, 2026, and December 31, 2025, respectively, which were predominantly securities associated with our venture capital investments. The remaining securities are accounted for using the equity method.
(4)Includes $3.5 billion of investments in Federal Reserve Bank stock at both September 30, 2026, and December 31, 2025, and $1.5 billion and $762 million of investments in Federal Home Loan Bank stock at September 30, 2026, and December 31, 2025, respectively.
Table 4.2 provides a summary of the net gains and losses from equity securities, which excludes equity method adjustments for our share of the investee’s earnings or losses that are recognized in other noninterest income. Gains and losses from equity securities are reported in net gains from trading and securities.
Table 4.2: Net Gains (Losses) from Equity Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net gains (losses) from equity securities carried at fair value	$(97)	103	$(15)	63
Net gains (losses) from equity securities not carried at fair value (1):
Impairment write-downs	(32)	(108)	(515)	(426)
Net unrealized gains (2)	90	65	879	99
Net realized gains	43	89	674	189
Total net gains (losses) from equity securities not carried at fair value	101	46	1,038	(138)
Total net gains (losses) from equity securities	$4	149	$1,023	(75)
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
Table 4.3: Net Gains (Losses) from Measurement Alternative Equity Securities

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net gains (losses) recognized in earnings during the period:
Gross unrealized gains from observable price changes	$109	103	$936	210
Gross unrealized losses from observable price changes	—	(3)	—	(47)
Impairment write-downs	(12)	(102)	(421)	(347)
Net realized gains from sale	10	42	404	80
Total net gains (losses) recognized during the period	$107	$40	$919	(104)
Table 4.4 presents cumulative carrying value adjustments to equity securities accounted for under the measurement alternative that were still held at the end of each reporting period presented.
Table 4.4: Measurement Alternative Cumulative Gains (Losses)

(in millions)	Sep 30, 2026	Dec 31, 2025
Cumulative gains (losses):
Gross unrealized gains from observable price changes	$7,926	7,737
Gross unrealized losses from observable price changes	(101)	(100)
Impairment write-downs	(3,675)	(3,861)

80	Wells Fargo & Company

Note 5: Goodwill and Other Assets
Table 5.1 shows the allocation of goodwill to our reportable operating segments.
Table 5.1: Goodwill

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Consolidated Company
December 31, 2025	$16,418	2,931	5,274	344	—	24,967
Foreign currency translation	—	(4)	—	—	—	(4)
September 30, 2026	$16,418	2,927	5,274	344	—	24,963
Table 5.2 presents the components of other assets.
Table 5.2: Other Assets

(in millions)	Sep 30, 2026	Dec 31, 2025
Corporate/bank-owned life insurance (1)	$19,744	19,757
Accounts receivable (2)	25,056	19,651
Interest receivable:
AFS and HTM debt securities	1,921	1,660
Loans	3,517	3,330
Trading and other	1,919	1,872
Loans held for sale (3)	3,792	4,482
Mortgage servicing rights (4)	6,069	6,327
Operating lease assets (lessor) (3)	690	4,999
Operating lease right-of-use (ROU) assets (lessee)	3,681	3,641
Other (5)	24,194	15,578
Total other assets	$90,583	81,297
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
(5)Includes income tax receivables, prepaid expenses, and intangible assets. Estimated future amortization expense for intangible assets is $31 million for the remainder of 2026, and $125 million for each of the years ended December 31, 2027, 2028, 2029, 2030, and 2031.

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

Table 6.1: Mortgage Servicing Rights

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Residential MSRs at fair value, beginning of period	$5,343	6,417	$5,696	6,844
Originations/purchases	24	27	63	78
Sales and other	(130)	(183)	(356)	(296)
Net reductions	(106)	(156)	(293)	(218)
Changes in fair value:
Due to valuation inputs or assumptions:
Market interest rates (1)	379	1	462	(124)
Servicing and foreclosure costs	2	2	(1)	—
Discount rates	—	(8)	(18)	(9)
Prepayment estimates and other (2)	24	103	120	251
Net changes in valuation inputs or assumptions	405	98	563	118
Changes due to collection/realization of expected cash flows (3)	(155)	(192)	(479)	(577)
Total changes in fair value	250	(94)	84	(459)
Residential MSRs at fair value, end of period	5,487	6,167	5,487	6,167
Commercial MSRs at amortized cost, end of period (4)	582	618	582	618
Total MSRs	$6,069	6,785	$6,069	6,785
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
(4)The estimated fair value of commercial MSRs was $809 million and $728 million at September 30, 2026 and 2025, respectively.
Table 6.2 provides key weighted-average assumptions used in the valuation of residential MSRs and sensitivity of the current fair value of residential MSRs to immediate adverse changes in those assumptions. See Note 11 (Fair Value Measurements) for additional information on key assumptions for residential MSRs.

Table 6.2: Assumptions and Sensitivity of Residential MSRs

($ in millions, except cost to service amounts)	Sep 30, 2026	Dec 31, 2025
Fair value of interests held	$5,487	5,696
Expected weighted-average life (in years)	6.5	6.3

Key assumptions:
Prepayment rate assumption (1)	7.2%	8.0
Impact on fair value from 10% adverse change	$(139)	(163)
Impact on fair value from 25% adverse change	(336)	(394)

Discount rate assumption	10.3%	9.1
Impact on fair value from 100 basis point increase	$(223)	(243)
Impact on fair value from 200 basis point increase	(428)	(465)

Cost to service assumption ($ per loan)	82	96
Impact on fair value from 10% adverse change	(78)	(106)
Impact on fair value from 25% adverse change	(178)	(266)
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
Table 6.3: Serviced for Others Portfolio

	Sep 30, 2026		Dec 31, 2025
	Residential mortgages	Commercial mortgages	Residential mortgages	Commercial mortgages
Loans serviced for others, unpaid principal balance ($ in billions)	$344	76	397	77
Weighted average loan rate	3.78%	4.27	3.78	4.11
Servicer advances, net of an allowance for uncollectible amounts ($ in millions)	$177	20	437	24

Table 6.4 presents the components of mortgage banking noninterest income.
Table 6.4: Mortgage Banking Noninterest Income

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Contractually specified servicing fees, late charges and ancillary fees	$276	347	$876	1,120
Unreimbursed servicing costs (1)	(22)	(60)	(75)	(163)
Amortization for commercial MSRs (2)	(37)	(36)	(113)	(121)
Changes due to collection/realization of expected cash flows (3)	(155)	(192)	(479)	(577)
Net servicing fees	62	59	209	259
Changes in fair value of MSRs due to market interest rates	379	1	462	(124)
Net derivative gains (losses) from economic hedges (4)	(390)	2	(471)	128
Changes in fair value of MSRs due to other valuation inputs or assumptions (5)	26	97	101	242
Market-related valuation changes to residential MSRs, net of hedge results	15	100	92	246
Total net servicing income	77	159	301	505
Net gains on mortgage loan originations/sales (6)	87	109	320	325
Total mortgage banking noninterest income	$164	268	$621	830
(1)Includes costs associated with foreclosures, unreimbursed interest advances to investors, other interest costs, and transaction costs associated with sales of residential MSRs.
(2)Estimated future amortization expense for commercial MSRs was $35 million for the remainder of 2026, and $121 million, $110 million, $86 million, $71 million, and $48 million for the years ended December 31, 2027, 2028, 2029, 2030, and 2031, respectively.
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
(6)Includes net gains (losses) of $87 million and $116 million in the third quarter and first nine months of 2026, respectively, and $(6) million and $(20) million in the third quarter and first nine months of 2025, respectively, related to derivatives used as economic hedges of mortgage loans held for sale and derivative loan commitments.

Wells Fargo & Company	83

Note 7: Leasing Activity
The information below provides a summary of our leasing activities as a lessor and lessee. See Note 7 (Leasing Activity) in our 2025 Form 10-K for additional information about our leasing activities.

As a Lessor
Noninterest income on leases, as shown in Table 7.1, is included in other noninterest income on our consolidated statement of income. Lease expense, included in other noninterest expense on our consolidated statement of income, was $56 million and $144 million for the quarters ended September 30, 2026 and 2025, respectively, and $175 million and $455 million for the first nine months of 2026 and 2025, respectively.
Table 7.1: Leasing Revenue (1)

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Interest income on lease financing	$230	239	$677	705
Other lease revenue:
Lease financing	22	22	65	68
Operating leases	83	229	247	696
Other lease-related revenue (2)	10	15	29	38
Noninterest income on leases	115	266	341	802
Total leasing revenue	$345	505	$1,018	1,507
(1)    In January 2026, we closed the sale of our rail car leasing business, which included finance leases and operating leases.
(2)    Includes net gains or (losses) on disposition of assets leased under operating leases or lease financings.
As a Lessee
Table 7.2 presents balances for our operating leases.
Table 7.2: Operating Lease Right-of-Use (ROU) Assets and Lease Liabilities

(in millions)	Sep 30, 2026	Dec 31, 2025
ROU assets	$3,681	3,641
Lease liabilities	4,172	4,162
Total lease costs, which are included in occupancy expense, were $313 million and $283 million for the quarters ended September 30, 2026 and 2025, respectively, and $915 million and $876 million for the first nine months of 2026 and 2025, respectively.

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

In March 2026, we redeemed our Preferred Stock, Series BB, and issued our Preferred Stock, Series GG. In August 2026, we issued our Preferred Stock, Series HH.

Table 8.1 summarizes information about our preferred stock.
Table 8.1: Preferred Stock

		September 30, 2026				December 31, 2025
(in millions, except shares)	Earliest redemption date	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value	Shares authorized and designated	Shares issued and outstanding	Liquidation preference value	Carrying value
DEP Shares
Dividend Equalization Preferred Shares (DEP)	Currently redeemable	97,000	96,546	$—	—	97,000	96,546	$—	—
Preferred Stock:
Series L (1)
7.50% Non-Cumulative Perpetual Convertible Class A	—	4,025,000	3,967,897	3,968	3,200	4,025,000	3,967,900	3,968	3,200
Series Y
5.625% Non-Cumulative Perpetual Class A	Currently redeemable	27,600	27,600	690	690	27,600	27,600	690	690
Series Z
4.75% Non-Cumulative Perpetual Class A	Currently redeemable	80,500	80,500	2,013	2,013	80,500	80,500	2,013	2,013
Series AA
4.70% Non-Cumulative Perpetual Class A	Currently redeemable	46,800	46,800	1,170	1,170	46,800	46,800	1,170	1,170
Series BB
3.90% Fixed-Reset Non-Cumulative Perpetual Class A	Redeemed	—	—	—	—	140,400	140,400	3,510	3,510
Series CC
4.375% Non-Cumulative Perpetual Class A	Currently redeemable	46,000	42,000	1,050	1,050	46,000	42,000	1,050	1,050
Series DD
4.25% Non-Cumulative Perpetual Class A	Currently redeemable	50,000	50,000	1,250	1,250	50,000	50,000	1,250	1,250
Series EE
7.625% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2028	69,000	69,000	1,725	1,725	69,000	69,000	1,725	1,725
Series FF
6.85% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2029	80,000	80,000	2,000	2,000	80,000	80,000	2,000	2,000
Series GG
6.125% Fixed-Reset Non-Cumulative Perpetual Class A	6/15/2031	90,000	90,000	2,250	2,250	—	—	—	—
Series HH
6.55% Fixed-Reset Non-Cumulative Perpetual Class A	9/15/2031	70,000	70,000	1,750	1,750	—	—	—	—
Total		4,681,900	4,620,343	$17,866	17,098	4,662,300	4,600,746	$17,376	16,608
(1)At the option of the holder, each share of Series L Preferred Stock may be converted at any time into 6.3814 shares of common stock, plus cash in lieu of fractional shares, subject to anti-dilution adjustments. If converted within 30 days of certain liquidation or change of control events, the holder may receive up to 16.5916 additional shares, or, at our option, receive an equivalent amount of cash in lieu of common stock. We may convert some or all of the Series L Preferred Stock into shares of common stock if the closing price of our common stock exceeds 130 percent of the conversion price of the Series L Preferred Stock for 20 trading days during any period of 30 consecutive trading days. We declared quarterly dividends of $74 million on Series L Preferred Stock in each quarter during 2025 and 2026.
Table 8.2 presents our common stock shares outstanding.
Table 8.2: Common Stock Shares Outstanding

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Balance, beginning of period	3,028.5	3,220.4	3,092.6	3,288.9
Issued	1.6	3.1	21.2	23.0
Repurchased	(28.5)	(74.6)	(112.2)	(163.0)
Balance, end of period	3,001.6	3,148.9	3,001.6	3,148.9

Wells Fargo & Company	85

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
INTERCHANGE LITIGATION. Plaintiffs representing a class of merchants have filed putative class actions, and individual merchants have filed individual actions, alleging that Visa and Mastercard, as well as certain payment card issuing banks including Wells Fargo, unlawfully colluded to set interchange rates associated with Visa and Mastercard payment card transactions and that enforcement of certain Visa and Mastercard rules and alleged tying and bundling of services offered to merchants were anticompetitive. Many of these actions have been consolidated in the United States District Court for the Eastern District of New York. Wells Fargo, along with other defendants and entities, are parties to loss and judgment sharing agreements, which provide that they, along with other entities, will share, based on a formula, in any losses or judgments from the relevant litigation. In November 2016, the district court appointed lead class counsel for a damages class and an equitable relief class. The parties entered into a settlement agreement to resolve the damages class claims arising from transactions from January 2004 through January 24, 2019, pursuant to which defendants agreed to pay a total of approximately $6.2 billion. The court granted final approval of the settlement on December 13, 2019, which was affirmed by the Second Circuit on March 15, 2023. In April 2026, plaintiffs proposing to represent merchants that were members of the damages class settlement brought a claim seeking damages for the period beginning January 25, 2019, and challenged the enforceability of the damages class settlement’s forward-looking release. The district court denied the plaintiff’s challenge and upheld the enforceability of the forward-looking release, which plaintiffs have appealed. In September 2026, plaintiffs proposing to represent a class of merchants that began accepting Visa and Mastercard payment cards after January 24, 2019, and therefore were not members of the damages class settlement, filed an action against Visa and Mastercard as well as certain payment card issuing banks including Wells Fargo seeking damages for the period beginning January 25, 2019.

On September 27, 2021, the district court granted the plaintiffs’ motion for class certification in the equitable relief case. On June 9, 2026, the court granted preliminary approval of a settlement agreement entered into by Visa and Mastercard to resolve the equitable relief class claims.

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

86	Wells Fargo & Company

OUTLOOK. As described above, the Company recognizes accruals for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The high end of the range of reasonably possible losses in excess of the Company’s accrual for probable and estimable losses was approximately $1.5 billion as of September 30, 2026. The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the recognized accrual or the range of reasonably possible loss. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.

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
Table 10.1: Notional or Contractual Amounts and Fair Values of Derivatives

		Fair Value
		Derivative assets			Derivative liabilities
(in millions)	Notional or contractual amount	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Total	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Total
September 30, 2026
Interest rate contracts	$11,608,177	301	36,613	36,914	2,866	35,119	37,985
Commodity contracts	172,207	25	8,650	8,675	33	5,680	5,713
Equity contracts	773,131	—	28,497	28,497	—	27,248	27,248
Foreign exchange contracts	6,839,662	5	56,359	56,364	182	53,472	53,654
Credit contracts	99,675	—	233	233	—	126	126
Total derivatives before netting		331	130,352	130,683	3,081	121,645	124,726
Netting				(96,949)			(106,534)
Total				$33,734			18,192
December 31. 2025
Interest rate contracts	$12,296,904	447	21,896	22,343	852	21,923	22,775
Commodity contracts	126,717	2	3,245	3,247	279	4,126	4,405
Equity contracts	634,436	—	20,788	20,788	—	22,714	22,714
Foreign exchange contracts	5,608,293	24	38,047	38,071	180	36,797	36,977
Credit contracts	62,336	—	81	81	—	85	85
Total derivatives before netting		473	84,057	84,530	1,311	85,645	86,956
Netting				(62,720)			(73,332)
Total				$21,810			13,624
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

88	Wells Fargo & Company

Table 10.2: Offsetting of Derivative Assets and Liabilities

	September 30, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter (OTC)	$32,814	32,900	20,594	20,835
OTC cleared	2,661	2,904	445	366
Exchange traded	79	19	58	65
Total interest rate contracts	35,554	35,823	21,097	21,266
Commodity contracts
OTC	5,336	4,617	2,432	3,764
Exchange traded	1,735	847	405	252
Total commodity contracts	7,071	5,464	2,837	4,016
Equity contracts
OTC	9,186	13,855	6,836	12,149
Exchange traded	16,686	11,020	12,274	8,476
Total equity contracts	25,872	24,875	19,110	20,625
Foreign exchange contracts
OTC	55,990	53,252	37,437	36,757
Total foreign exchange contracts	55,990	53,252	37,437	36,757
Credit contracts
OTC	224	120	81	83
Total credit contracts	224	120	81	83
Total derivatives subject to enforceable master netting arrangements, gross	124,711	119,534	80,562	82,747
Less: Gross amounts offset
Counterparty netting (1)	(88,982)	(88,837)	(57,957)	(57,777)
Cash collateral netting	(7,967)	(17,697)	(4,763)	(15,555)
Total derivatives subject to enforceable master netting arrangements, net	27,762	13,000	17,842	9,415
Derivatives not subject to enforceable master netting arrangements	5,972	5,192	3,968	4,209
Total derivatives recognized in consolidated balance sheet, net	33,734	18,192	21,810	13,624
Non-cash collateral	(8,384)	(3,039)	(4,906)	(3,091)
Total derivatives, net	$25,350	15,153	16,904	10,533
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

We estimate $1.1 billion pre-tax of deferred net losses related to cash flow hedges in OCI at September 30, 2026, will be reclassified into net interest income during the next 12 months. For cash flow hedges as of September 30, 2026, we are hedging our interest rate and foreign currency exposure to the variability of future cash flows for all forecasted transactions for a maximum of approximately 9 years. For additional information on our accounting hedges, see Note 1 (Summary of Significant Accounting Policies) in our 2025 Form 10-K.

Wells Fargo & Company	89

Note 10: Derivatives (continued)
Table 10.3 and Table 10.4 show the net gains (losses) related to derivatives in cash flow and fair value hedging relationships, respectively.
Table 10.3: Gains (Losses) Recognized on Cash Flow Hedging Relationships

	Net interest income			Total recognized in net income	Total recognized in OCI
(in millions)	Interest-earning deposits with banks (1)	Loans	Long-term debt	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2026
Total amounts presented in the consolidated statement of income and other comprehensive income	$1,401	14,671	(2,427)	N/A	(4,121)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(38)	(33)	—	(71)	71
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(4,198)
Total gains (losses) (pre-tax) on interest rate contracts	(38)	(33)	—	(71)	(4,127)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	—	—	—
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	—	—	—
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(38)	(33)	—	(71)	(4,127)
Quarter ended September 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income (1)	$1,603	13,924	(2,593)	N/A	181
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(62)	(117)	—	(179)	179
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(5)
Total gains (losses) (pre-tax) on interest rate contracts	(62)	(117)	—	(179)	174
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(1)	(1)	1
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(1)	(1)	1
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(62)	(117)	(1)	(180)	175
Nine months ended September 30, 2026
Total amounts presented in the consolidated statement of income and other comprehensive income	$4,020	42,781	(7,199)	N/A	(5,261)
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(112)	(105)	—	(217)	217
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	(5,498)
Total gains (losses) (pre-tax) on interest rate contracts	(112)	(105)	—	(217)	(5,281)
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(2)	(2)	2
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(2)	(2)	2
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(112)	(105)	(2)	(219)	(5,279)
Nine months ended September 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income (1)	$4,429	40,854	(7,784)	N/A	1,222
Interest rate contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	(175)	(307)	—	(482)	482
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	718
Total gains (losses) (pre-tax) on interest rate contracts	(175)	(307)	—	(482)	1,200
Foreign exchange contracts:
Realized gains (losses) (pre-tax) reclassified from OCI into net income	—	—	(4)	(4)	4
Net unrealized gains (losses) (pre-tax) recognized in OCI	N/A	N/A	N/A	N/A	—
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(4)	(4)	4
Total gains (losses) (pre-tax) recognized on cash flow hedges	$(175)	(307)	(4)	(486)	1,204
(1)In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities, with corresponding changes to our consolidated statement of income. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).

90	Wells Fargo & Company

Table 10.4: Gains (Losses) Recognized on Fair Value Hedging Relationships

	Net interest income			Noninterest income	Total recognized in net income	Total recognized in OCI
(in millions)	Available-for-sale and held-to-maturity debt securities (1)	Deposits	Long-term debt	Net gains from trading and securities (1)	Derivative gains (losses)	Derivative gains (losses)
Quarter ended September 30, 2026
Total amounts presented in the consolidated statement of income and other comprehensive income	$3,938	(5,845)	(2,427)	1,084	N/A	(4,121)
Interest rate contracts
Amounts related to cash flows on derivatives	(4)	(2)	(196)	—	(202)	N/A
Recognized on derivatives	4,428	(230)	(5,561)	—	(1,363)	—
Recognized on hedged items	(4,418)	228	5,529	—	1,339	N/A
Total gains (losses) (pre-tax) on interest rate contracts	6	(4)	(228)	—	(226)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(21)	—	(21)	N/A
Recognized on derivatives	—	—	(98)	(14)	(112)	6
Recognized on hedged items	—	—	100	12	112	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(19)	(2)	(21)	6
Commodity contracts
Recognized on derivatives	—	—	—	(53)	(53)	—
Recognized on hedged items	—	—	—	171	171	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	118	118	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$6	(4)	(247)	116	(129)	6
Quarter ended September 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income (1)	$3,578	(5,188)	(2,593)	1,557	N/A	181
Interest rate contracts
Amounts related to cash flows on derivatives	109	(24)	(496)	—	(411)	N/A
Recognized on derivatives	(244)	24	413	—	193	—
Recognized on hedged items	244	(24)	(411)	—	(191)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	109	(24)	(494)	—	(409)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(26)	—	(26)	N/A
Recognized on derivatives	—	—	(23)	47	24	6
Recognized on hedged items	—	—	15	(45)	(30)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(34)	2	(32)	6
Commodity contracts
Recognized on derivatives	—	—	—	(1,352)	(1,352)	—
Recognized on hedged items	—	—	—	1,293	1,293	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	(59)	(59)	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$109	(24)	(528)	(57)	(500)	6

(continued on following page)

Wells Fargo & Company	91

Note 10: Derivatives (continued)
(continued from previous page)

	Net interest income			Noninterest income	Total recognized in net income	Total recognized in OCI
(in millions)	Available-for-sale and held-to-maturity debt securities (1)	Deposits	Long-term debt	Net gains from trading and securities (1)	Derivative gains (losses)	Derivative gains (losses)
Nine months ended September 30, 2026
Total amounts presented in the consolidated statement of income and other comprehensive income	$11,190	(16,335)	(7,199)	4,848	N/A	(5,261)
Interest rate contracts
Amounts related to cash flows on derivatives	24	28	(604)	—	(552)	N/A
Recognized on derivatives	5,865	(507)	(6,700)	—	(1,342)	—
Recognized on hedged items	(5,851)	507	6,678	—	1,334	N/A
Total gains (losses) (pre-tax) on interest rate contracts	38	28	(626)	—	(560)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	5	—	(65)	—	(60)	N/A
Recognized on derivatives	—	—	(119)	(95)	(214)	18
Recognized on hedged items	—	—	112	93	205	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	5	—	(72)	(2)	(69)	18
Commodity contracts
Recognized on derivatives	—	—	—	1,966	1,966	—
Recognized on hedged items	—	—	—	(1,516)	(1,516)	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	450	450	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$43	28	(698)	448	(179)	18
Nine months ended September 30, 2025
Total amounts presented in the consolidated statement of income and other comprehensive income (1)	$10,354	(15,458)	(7,784)	3,946	N/A	1,222
Interest rate contracts
Amounts related to cash flows on derivatives	257	1	(1,534)	—	(1,276)	N/A
Recognized on derivatives	(1,221)	80	3,420	—	2,279	—
Recognized on hedged items	1,215	(81)	(3,446)	—	(2,312)	N/A
Total gains (losses) (pre-tax) on interest rate contracts	251	—	(1,560)	—	(1,309)	—
Foreign exchange contracts
Amounts related to cash flows on derivatives	—	—	(60)	—	(60)	N/A
Recognized on derivatives	—	—	(8)	124	116	18
Recognized on hedged items	—	—	(12)	(121)	(133)	N/A
Total gains (losses) (pre-tax) on foreign exchange contracts	—	—	(80)	3	(77)	18
Commodity contracts
Recognized on derivatives	—	—	—	(3,229)	(3,229)	—
Recognized on hedged items	—	—	—	3,288	3,288	N/A
Total gains (losses) (pre-tax) on commodity contracts	—	—	—	59	59	—
Total gains (losses) (pre-tax) recognized on fair value hedges	$251	—	(1,640)	62	(1,327)	18
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

Table 10.5 shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.
Table 10.5: Hedged Items in Fair Value Hedging Relationships

(in millions)	Carrying amount of currently designated assets/(liabilities) (1)(2)	Active hedge basis adjustments assets/(liabilities)	Discontinued hedge basis adjustments assets/(liabilities) (3)
September 30, 2026
Available-for-sale debt securities (4)(5)	$126,941	(5,596)	(230)
Trading assets (6)	13,474	(107)	55
Interest-bearing deposits	(79,395)	375	1
Long-term debt	(153,043)	11,940	4,550
December 31, 2025
Available-for-sale debt securities (4)(5)	$94,388	(708)	295
Trading assets (6)	9,107	1,626	100
Interest-bearing deposits	(64,595)	(130)	—
Long-term debt	(154,397)	9,370	455
(1)Does not include the carrying amount of hedged items where only foreign currency risk is the designated hedged risk. The carrying amount excluded $0 and $892 million for AFS debt securities where only foreign currency risk is the designated hedged risk as of September 30, 2026, and December 31, 2025, respectively.
(2)Represents the full carrying amount of the hedged asset or liability item as of the balance sheet date, except for circumstances in which only a portion of the asset or liability was designated as the hedged item in which case only the portion designated is presented.
(3)Includes cumulative basis adjustments even if the hedged items were re-designated into active hedges. Prior period balances have been revised to conform with the current period presentation.
(4)Carrying amount represents the amortized cost.
(5)At September 30, 2026, and December 31, 2025, the amortized cost of closed portfolios of AFS debt securities using the portfolio layer method was $50.6 billion and $43.2 billion, respectively, of which $19.5 billion and $15.3 billion was designated as hedged, respectively. The balance includes cumulative basis adjustments of $(970) million and $75 million as of September 30, 2026, and December 31, 2025, respectively, related to certain AFS debt securities designated as the hedged item in a fair value hedge using the portfolio layer method.
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
Table 10.6: Gains (Losses) on Economic Hedge and Other Derivatives

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Interest rate contracts (1)	$(526)	53	$(543)	298
Equity contracts (2)	(124)	219	293	267
Foreign exchange contracts (3)	1	358	455	(387)
Credit contracts (4)	(12)	(28)	(47)	(71)
Net gains (losses) recognized related to economic hedge derivatives	$(661)	602	$158	107
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
(4)Includes credit derivatives used to hedge certain loan exposures. Gains and (losses) were recognized in other noninterest income.

Wells Fargo & Company	93

Note 10: Derivatives (continued)
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
Table 10.7: Net Gains (Losses) from Derivative Valuation Adjustments

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
CVA	$(17)	39	$(34)	(20)
DVA	41	(10)	90	(18)
FVA	(20)	24	(22)	(23)
Total	$4	53	$34	(61)
Table 10.8 presents the impact of derivative valuation adjustments on derivative fair values.
Table 10.8: Derivative Valuation Adjustments

	Contra Liability (Contra Asset)
(in millions)	Sep 30, 2026	Dec 31, 2025
CVA	$(320)	(286)
DVA	290	200
FVA, net	(115)	(93)
Total derivative valuation adjustments	$(145)	(179)
Credit Derivatives
Credit derivative contracts transfer credit risk associated with a single asset or entity, or a portfolio of assets or entities, from one party (the purchaser of credit protection) to another party (the seller of credit protection). We use credit derivatives to assist customers in managing their risks, manage our counterparty credit risk, and hedge certain loan exposures. We act as both a purchaser and seller of credit protection. We may purchase and sell credit protection on referenced assets, including corporate debt obligations and credit indices, through credit default swaps, risk participation swaps or other credit derivatives. As a seller of credit protection, we may be required to perform under the sold credit derivatives in the event of default by the referenced obligor, such as bankruptcy, capital restructuring or failure to make required principal or interest payments.
Table 10.9 provides details of sold credit derivatives.
Table 10.9: Sold Credit Derivatives

	Credit protection sold – Notional amount
(in millions)	Total	Non-investment grade
September 30, 2026
Credit default swaps	$23,363	3,236
Written options	7,972	872
Risk participation swaps	6,645	4,351
Total credit derivatives	$37,980	8,459
December 31, 2025
Credit default swaps	$12,568	922
Written options	—	—
Risk participation swaps	6,208	4,052
Total credit derivatives	$18,776	4,974
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
Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt were to be downgraded by certain major credit rating agencies, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. Table 10.10 illustrates our exposure to OTC bilateral derivative contracts with credit-risk contingent features, collateral we have posted, and the maximum additional collateral we would be required to post if the credit rating of our debt was downgraded to any rating below investment grade.
Table 10.10: Credit-Risk Contingent Features

(in billions)	Sep 30, 2026	Dec 31, 2025
Net derivative liabilities with credit-risk contingent features	$30.8	26.3
Collateral posted	26.1	22.7
Maximum additional collateral to be posted for any credit rating below investment grade	4.7	3.7

94	Wells Fargo & Company

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

Wells Fargo & Company	95

Note 11: Fair Value Measurements (continued)
Assets and Liabilities Recognized at Fair Value on a Recurring Basis
Table 11.1 presents the balances of assets and liabilities recognized at fair value on a recurring basis.
Table 11.1: Fair Value on a Recurring Basis

	September 30, 2026				December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Trading assets:
Debt securities:
Securities of U.S. Treasury and federal agencies	$56,273	4,009	10	60,292	51,376	3,421	—	54,797
Collateralized loan obligations	—	935	90	1,025	—	859	77	936
Corporate debt securities	—	17,389	13	17,402	—	19,349	15	19,364
Federal agency mortgage-backed securities	—	62,820	—	62,820	—	69,836	—	69,836
Non-agency mortgage-backed securities	—	1,883	4	1,887	—	1,692	1	1,693
Other debt securities	—	6,890	2	6,892	—	7,236	—	7,236
Total trading debt securities	56,273	93,926	119	150,318	51,376	102,393	93	153,862
Equity securities	21,757	3,183	5	24,945	32,322	5,948	4	38,274
Physical commodities inventory	5,131	8,343	—	13,474	3,430	5,677	—	9,107
Trading loans	—	4,177	352	4,529	—	4,813	69	4,882
Derivative assets (gross):
Interest rate contracts	76	36,590	248	36,914	58	21,985	300	22,343
Commodity contracts	—	8,236	439	8,675	38	3,096	113	3,247
Equity contracts	—	27,913	584	28,497	—	20,636	152	20,788
Foreign exchange contracts	—	56,325	39	56,364	—	38,069	2	38,071
Credit contracts	—	130	103	233	—	51	30	81
Total derivative assets (gross)	76	129,194	1,413	130,683	96	83,837	597	84,530
Total trading assets prior to derivative netting	$83,237	238,823	1,889	323,949	87,224	202,668	763	290,655
Derivative netting (1)				(96,949)				(62,720)
Total trading assets after derivative netting				$227,000				227,935
Available-for-sale debt securities:
Securities of U.S. Treasury and federal agencies	$94,543	—	—	94,543	51,809	—	—	51,809
Securities of U.S. states and political subdivisions	—	9,583	11	9,594	—	10,383	14	10,397
Federal agency mortgage-backed securities	—	138,582	—	138,582	—	140,080	—	140,080
Non-agency mortgage-backed securities	—	1,657	2	1,659	—	2,124	2	2,126
Collateralized loan obligations	—	10,788	—	10,788	—	7,904	—	7,904
Other debt securities	—	381	225	606	—	1,040	217	1,257
Total available-for-sale debt securities	94,543	160,991	238	255,772	51,809	161,531	233	213,573
Loans held for sale (2)	—	775	41	816	—	721	107	828
Mortgage servicing rights (residential) (2)	—	—	5,487	5,487	—	—	5,696	5,696
Equity securities	1,788	39	34	1,861	1,941	—	67	2,008
Other assets	353	—	221	574	311	—	161	472
Total assets measured at fair value on a recurring basis	$179,921	400,628	7,910	588,459	141,285	364,920	7,027	513,232
Trading liabilities:
Securities sold, not yet purchased	$(28,681)	(9,260)	—	(37,941)	(24,581)	(7,261)	(2)	(31,844)
Derivative liabilities gross:
Interest rate contracts	(19)	(36,853)	(1,113)	(37,985)	(65)	(22,268)	(442)	(22,775)
Commodity contracts	—	(5,303)	(410)	(5,713)	(79)	(4,265)	(61)	(4,405)
Equity contracts	—	(25,888)	(1,360)	(27,248)	—	(21,438)	(1,276)	(22,714)
Foreign exchange contracts	—	(53,588)	(66)	(53,654)	—	(36,975)	(2)	(36,977)
Credit contracts	—	(97)	(29)	(126)	—	(57)	(28)	(85)
Total derivative liabilities (gross)	(19)	(121,729)	(2,978)	(124,726)	(144)	(85,003)	(1,809)	(86,956)
Total trading liabilities prior to derivative netting	(28,700)	(130,989)	(2,978)	(162,667)	(24,725)	(92,264)	(1,811)	(118,800)
Derivative netting (1)				106,534				73,332
Total trading liabilities after derivative netting				$(56,133)				(45,468)
Long-term debt	—	(15,734)	(994)	(16,728)	—	(7,082)	—	(7,082)
Other liabilities	—	(353)	(33)	(386)	—	(311)	(46)	(357)
Total liabilities measured at fair value on a recurring basis	$(28,700)	(147,076)	(4,005)	(179,781)	(24,725)	(99,657)	(1,857)	(126,239)
(1)Represents balance sheet netting of derivative asset and liability balances, related cash collateral, and portfolio level valuation adjustments. See Note 10 (Derivatives) for additional information.
(2)Loans held for sale and mortgage servicing rights are included in other assets on our consolidated balance sheet.

96	Wells Fargo & Company

Level 3 Assets and Liabilities Recognized at Fair Value on a Recurring Basis
Table 11.2 presents the changes in Level 3 assets and liabilities recognized at fair value on a recurring basis.
Table 11.2: Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis

									Net unrealized gains (losses) related to assets and liabilities held at period end (2)(6)
(in millions)	Balance, beginning of period	Net gains/(losses) (1)(2)	Purchases (3)	Sales	Settlements	Transfers into Level 3 (4)	Transfers out of Level 3 (5)	Balance, end of period
Quarter ended September 30, 2026
Trading assets (7):
Debt instruments (8)	$324	(75)	195	(18)	—	120	(75)	471	(70)
Net derivative assets and liabilities:
Interest rate contracts	(344)	(522)	—	—	(8)	(1)	10	(865)	(524)
Equity contracts	(936)	92	(6)	8	197	(193)	62	(776)	261
Other derivative contracts	(18)	65	3	(1)	4	22	1	76	84
Total derivative contracts	(1,298)	(365)	(3)	7	193	(172)	73	(1,565)	(179)
Available-for-sale debt securities	230	9	—	—	(2)	1	—	238	9
Mortgage servicing rights (residential) (9)	5,343	250	24	(130)	—	—	—	5,487	405
Long-term debt	(206)	6	(794)	—	—	—	—	(994)	7
Other (7)	196	46	6	—	(11)	6	(14)	229	46
Quarter ended September 30, 2025
Trading assets (7):
Debt instruments (8)	$133	(3)	43	(48)	—	44	(4)	165	3
Net derivative assets and liabilities:
Interest rate contracts	(180)	53	—	—	23	—	43	(61)	117
Equity contracts	(1,045)	(185)	—	—	187	(32)	53	(1,022)	(60)
Other derivative contracts	(24)	56	—	(1)	(48)	—	—	(17)	(13)
Total derivative contracts	(1,249)	(76)	—	(1)	162	(32)	96	(1,100)	44
Available-for-sale debt securities	209	11	3	—	(2)	—	—	221	9
Mortgage servicing rights (residential) (9)	6,417	(94)	27	(183)	—	—	—	6,167	98
Long-term debt	—	—	—	—	—	—	—	—	—
Other (7)	198	40	12	(42)	(6)	5	(7)	200	41
Nine months ended September 30, 2026
Trading assets (7):
Debt instruments (8)	$162	(99)	494	(305)	(12)	319	(88)	471	(92)
Net derivative assets and liabilities:
Interest rate contracts	(142)	(799)	—	—	22	(1)	55	(865)	(773)
Equity contracts	(1,124)	(145)	—	—	629	(502)	366	(776)	258
Other derivative contracts	54	16	8	(6)	16	20	(32)	76	98
Total derivative contracts	(1,212)	(928)	8	(6)	667	(483)	389	(1,565)	(417)
Available-for-sale debt securities	233	6	6	—	(8)	1	—	238	6
Mortgage servicing rights (residential) (9)	5,696	84	63	(356)	—	—	—	5,487	563
Long-term debt	—	10	(1,004)	—	—	—	—	(994)	10
Other (7)	222	67	23	(62)	(16)	20	(25)	229	68
Nine months ended September 30, 2025
Trading assets (7):
Debt instruments (8)	$144	(21)	66	(75)	(15)	85	(19)	165	(7)
Net derivative assets and liabilities:
Interest rate contracts	(3,603)	1,151	—	—	452	—	1,939	(61)	366
Equity contracts	(1,167)	(252)	—	—	446	(229)	180	(1,022)	(21)
Other derivative contracts	(33)	111	8	(2)	(237)	—	136	(17)	25
Total derivative contracts	(4,803)	1,010	8	(2)	661	(229)	2,255	(1,100)	370
Available-for-sale debt securities	216	10	6	—	(11)	—	—	221	9
Mortgage servicing rights (residential) (9)	6,844	(459)	78	(296)	—	—	—	6,167	118
Long-term debt	—	—	—	—	—	—	—	—	—
Other (7)	278	(3)	28	(42)	(13)	15	(63)	200	(6)
(1)All amounts represent net gains (losses) included in net income except for AFS debt securities and other assets and liabilities which also included net gains (losses) in other comprehensive income (OCI). Net gains (losses) included in OCI for AFS debt securities were $9 million and $7 million for the third quarter and first nine months of 2026, respectively, and $10 million and $9 million for the third quarter and first nine months of 2025, respectively. Net gains (losses) included in OCI for other assets and liabilities were $5 million and $7 million for the third quarter and first nine months of 2026, respectively, and $6 million and $(3) million for the third quarter and first nine months of 2025, respectively.
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
(6)All amounts represent net unrealized gains (losses) related to assets and liabilities held at period end included in net income except for AFS debt securities and other assets and liabilities which also included net unrealized gains (losses) related to assets and liabilities held at period end in OCI. Net unrealized gains (losses) included in OCI for AFS debt securities were $9 million and $7 million for the third quarter and first nine months of 2026, respectively, and $10 million and $9 million for the third quarter and first nine months of 2025, respectively. Net unrealized gains (losses) included in OCI for other assets and liabilities were $5 million and $7 million for the third quarter and first nine months of 2026, respectively, and $6 million and $(3) million for the third quarter and first nine months of 2025, respectively.
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
(8)Includes trading debt securities and trading loans.
(9)For additional information on the changes in mortgage servicing rights, see Note 6 (Mortgage Banking Activities).

Wells Fargo & Company	97

Note 11: Fair Value Measurements (continued)
Table 11.3 provides quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value on a recurring basis.
Weighted averages of inputs are calculated using outstanding unpaid principal balances of loans serviced for residential MSRs and notional amounts for derivative instruments.
Table 11.3: Valuation Techniques – Recurring Basis

($ in millions, except cost to service amounts)	Fair Value Level 3	Valuation Technique	Significant Unobservable Input	Range of Inputs				Weighted Average
September 30, 2026
Mortgage servicing rights (residential)	$5,487	Discounted cash flow	Cost to service per loan (1)	$62	-	488		82
			Discount rate	9.9	-	15.2%		10.3
			Prepayment rate (2)	5.4	-	19.9		7.2
Net derivative assets and (liabilities):
Interest rate contracts	(865)	Discounted cash flow	Discount rate	2.3	-	8.7		4.5
Equity contracts	(263)	Discounted cash flow	Conversion factor	0.0	-	0.0		0.0
			Weighted average life	0.3	-	3.3	yrs	0.9
	(513)	Option model	Correlation factor	(35.0)	-	98.0%		57.8
			Volatility factor	10.0	-	92.0		52.8
Long-term debt	(994)	Option model	Correlation factor	(10.0)	-	97.5%		76.6
			Volatility factor	15.5	-	73.9		23.7
December 31, 2025
Mortgage servicing rights (residential)	$5,696	Discounted cash flow	Cost to service per loan (1)	$61	-	446		96
			Discount rate	8.8	-	12.5%		9.1
			Prepayment rate (2)	5.7	-	23.0		8.0
Net derivative assets and (liabilities):
Interest rate contracts	(139)	Discounted cash flow	Discount rate	2.5	-	3.5		3.4
	(3)	Discounted cash flow	Default rate	0.4	-	12.0		2.4
			Loss severity	50.0	-	50.0		50.0
Equity contracts	(579)	Discounted cash flow	Conversion factor	(0.3)	-	0.0		(0.2)
			Weighted average life	1.0	-	4.0	yrs	1.7
	(545)	Option model	Correlation factor	(20.0)	-	98.5%		77.1
			Volatility factor	8.0	-	105.0		42.7
(1)The high end of the range of inputs is for servicing modified loans. For non-modified loans, the range is $62 - $139 at September 30, 2026, and $61 - $112 at December 31, 2025.
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

98	Wells Fargo & Company

Assets and Liabilities Recognized at Fair Value on a
Nonrecurring Basis
Table 11.4 provides the fair value hierarchy and fair value at the date of the nonrecurring fair value adjustment for all assets that were still held as of September 30, 2026, and December 31, 2025, and for which a nonrecurring fair value adjustment was recognized during the nine months ended September 30, 2026, and the year ended December 31, 2025.
Table 11.4: Fair Value on a Nonrecurring Basis

	September 30, 2026			December 31, 2025
(in millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Loans held for sale (1)	$936	138	1,074	1,846	240	2,086
Loans:
Commercial	762	—	762	1,161	—	1,161
Consumer	88	—	88	96	—	96
Total loans	850	—	850	1,257	—	1,257
Equity securities	939	2,821	3,760	1,001	1,791	2,792
Other assets	60	15	75	89	9	98
Total assets at fair value on a nonrecurring basis	$2,785	2,974	5,759	4,193	2,040	6,233
(1)Consists of commercial mortgages and residential mortgage – first lien loans.
Table 11.5 presents the gains (losses) on all assets held at the end of the reporting periods presented for which a nonrecurring fair value adjustment was recognized in earnings during the respective periods.
Table 11.5: Gains (Losses) on Assets with Nonrecurring Fair Value Adjustments

	Nine months ended September 30,
(in millions)	2026	2025
Loans held for sale	$(9)	3
Loans:
Commercial	(239)	(421)
Consumer	(306)	(298)
Total loans	(545)	(719)
Equity securities (1)	431	(243)
Other assets (2)(3)	(22)	(39)
Total	$(145)	(998)
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
Table 11.6: Valuation Techniques – Nonrecurring Basis

($ in millions)	Fair Value Level 3	Valuation Technique (1)	Significant Unobservable Input (1)	Range of Inputs Positive (Negative)			Weighted Average
September 30, 2026
Equity securities	$1,555	Market comparable pricing	Comparability adjustment	(100.0)	-	(1.3)%	(58.7)
	1,266	Market comparable pricing	Multiples	1.2x	-	28.0x	7.7x
December 31, 2025
Equity securities	393	Market comparable pricing	Comparability adjustment	(100.0)	-	(4.9)%	(49.1)
	1,398	Market comparable pricing	Multiples	1.1x	-	44.1x	12.3x
(1)See Note 14 (Fair Value Measurements) in our 2025 Form 10-K for additional information on the valuation technique(s) and significant unobservable inputs used in the valuation of Level 3 assets.

Wells Fargo & Company	99

Note 11: Fair Value Measurements (continued)
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
Table 11.7: Fair Value Option

	September 30, 2026			December 31, 2025
(in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Trading assets (1)	$4,528	5,177	(649)	4,882	5,180	(298)
Other assets (1)	816	847	(31)	828	846	(18)
Other liabilities	(353)	—	(353)	(311)	—	(311)
Long-term debt (2)	(16,728)	(18,010)	1,282	(7,082)	(7,647)	565
(1)Trading assets consists of trading loans and other assets consists of loans held for sale accounted for under the fair value option. Nonaccrual loans and loans 90 days or more past due and still accruing were insignificant at September 30, 2026, and December 31, 2025.
(2)Includes zero coupon notes for which the aggregate unpaid principal amount reflects the contractual principal due at maturity.
Table 11.8 reflects amounts included in earnings related to initial measurement and subsequent changes in fair value, by income statement line item, for assets and liabilities for which the fair value option was elected. Amounts recognized in net interest income are excluded from the table below.
Table 11.8: Gains (Losses) on Changes in Fair Value Included in Earnings

	2026			2025
(in millions)	Mortgage banking noninterest income	Net gains from trading and securities (1)	Other noninterest income	Mortgage banking noninterest income	Net gains from trading and securities	Other noninterest income
Quarter ended September 30,
Trading assets (1)	$—	(90)	—	—	28	—
Other assets (1)	(28)	—	—	31	—	—
Other liabilities	—	—	(8)	—	—	(17)
Long-term debt	—	419	—	—	12	—
Nine months ended September 30,
Trading assets (1)	$—	(125)	3	—	37	—
Other assets (1)	(17)	—	—	72	—	—
Other liabilities	—	—	(42)	—	—	(36)
Long-term debt	—	648	—	—	(11)	—
(1)In fourth quarter 2025, we changed the presentation of certain items on our consolidated balance sheet, including trading assets and liabilities, with corresponding changes to our consolidated statement of income. Prior period balances have been revised to conform with the current period presentation. For additional information, see Note 1 (Summary of Significant Accounting Policies).
For performing loans, instrument-specific credit risk gains or losses are derived principally by determining the change in fair value of the loans due to changes in the observable or implied credit spread. Credit spread is the market yield on the loans less the relevant risk-free benchmark interest rate. For nonperforming loans, we attribute all changes in fair value to instrument-specific credit risk. For trading loans and loans held for sale accounted for under the fair value option, which are included in trading assets and other assets, respectively, on our consolidated balance sheet, instrument-specific credit gains or losses were insignificant for the third quarter and first nine months of both 2026 and 2025.

For long-term debt, instrument-specific credit risk gains or losses represent the impact of changes in fair value due to changes in our credit spread and are generally derived using observable secondary bond market information. These impacts are recognized within the debit valuation adjustments (DVA) in OCI. See Note 20 (Other Comprehensive Income) for additional information.

100	Wells Fargo & Company

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
Loan commitments, standby letters of credit and commercial and similar letters of credit are not included in Table 11.9. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the allowance for unfunded credit commitments, which totaled $748 million and $639 million at September 30, 2026, and December 31, 2025, respectively.

The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying fair value of the Company.
Table 11.9: Fair Value Estimates for Financial Instruments

		Estimated fair value
(in millions)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2026
Financial assets
Cash and due from banks (1)	$40,556	40,556	—	—	40,556
Interest-earning deposits with banks (1)	140,503	140,167	336	—	140,503
Federal funds sold and securities borrowed or purchased under resale agreements (1)	193,106	—	193,106	—	193,106
Held-to-maturity debt securities	192,584	1,813	144,318	3,225	149,356
Loans held for sale (2)	2,976	—	2,840	142	2,982
Loans, net (2)	1,018,725	—	2,078	980,196	982,274
Equity securities (cost method)	5,114	—	—	5,223	5,223
Total financial assets	$1,593,564	182,536	342,678	988,786	1,514,000
Financial liabilities
Deposits (3)	$189,204	—	101,684	87,158	188,842
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	220,519	—	220,519	—	220,519
Short-term borrowings	38,098	—	38,096	—	38,096
Long-term debt (4)	166,113	—	169,149	1,087	170,236
Total financial liabilities	$613,934	—	529,448	88,245	617,693
December 31, 2025
Financial assets
Cash and due from banks (1)	$39,182	39,182	—	—	39,182
Interest-earning deposits with banks (1)	135,028	134,695	333	—	135,028
Federal funds sold and securities borrowed or purchased under resale agreements (1)	193,929	—	193,929	—	193,929
Held-to-maturity debt securities	208,023	2,051	170,490	3,256	175,797
Loans held for sale	2,618	—	2,418	263	2,681
Loans, net (2)	957,037	—	820	931,108	931,928
Equity securities (cost method)	4,323	—	—	4,415	4,415
Total financial assets	$1,540,140	175,928	367,990	939,042	1,482,960
Financial liabilities
Deposits (3)	$166,686	—	75,728	90,379	166,107
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	232,687	—	232,687	—	232,687
Short-term borrowings	18,323	—	18,331	—	18,331
Long-term debt (4)	167,618	—	172,563	1,390	173,953
Total financial liabilities	$585,314	—	499,309	91,769	591,078
(1)Amounts consist of financial instruments for which carrying value approximates fair value.
(2)Excludes lease financing in loans and loans held for sale, net of allowance for credit losses, of $15.6 billion and $16.4 billion at September 30, 2026, and December 31, 2025, respectively.
(3)Excludes deposit liabilities with no defined or contractual maturity of $1.3 trillion at both September 30, 2026, and December 31, 2025.
(4)Excludes obligations under finance leases of $10 million and $12 million at September 30, 2026, and December 31, 2025, respectively.

Wells Fargo & Company	101

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

We account for loans transferred in conforming mortgage loan securitization transactions as sales and do not consolidate the VIEs as we are not the primary beneficiary. In exchange for the transfer of loans, we typically receive securities issued by the VIEs which we sell to third parties for cash or hold for investment purposes as HTM or AFS securities. We may retain servicing rights on the transferred loans. As a servicer, we may retain the option to repurchase loans from certain loan securitizations, which becomes exercisable based on delinquency status such as when three scheduled loan payments are past due. When we have the unilateral option to repurchase a loan, we recognize the loan and a corresponding liability on our balance sheet regardless of our intent to repurchase the loan, and the loans remain pledged to the securitization. At September 30, 2026, and December 31, 2025, we recognized assets and related liabilities of $304 million and $751 million, respectively, where we did not exercise our option to repurchase eligible loans. We repurchased loans of $39 million and $148 million during the third quarter and first nine months of 2026, respectively, and $113 million and $309 million during the third quarter and first nine months of 2025, respectively.

Upon transfers of loans, we also provide indemnification for losses incurred due to material breaches of contractual representations and warranties as well as other recourse arrangements. At September 30, 2026, and December 31, 2025, our liability for these repurchase and recourse arrangements was $149 million and $189 million, respectively, and the maximum exposure to loss was $13.6 billion and $13.9 billion at September 30, 2026, and December 31, 2025, respectively.

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

LOAN SALE TRANSACTIONS. We may also sell whole loans and participate loans where we have continuing involvement, such as servicing or financing, and we account for these transfers as sales. When sales are to VIEs, we do not consolidate the VIEs as we do not have the power to direct the most significant activities of the VIEs.

Table 12.1 presents information about transfers of assets during the periods presented for which we recognized the transfers as sales and have continuing involvement with the transferred assets. In connection with these transfers, we received proceeds and recognized servicing assets, securities, and/or loans, as

102	Wells Fargo & Company

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
Table 12.1: Transfers with Continuing Involvement

	2026		2025
(in millions)	Residential mortgage	Commercial (1)	Residential mortgage	Commercial mortgage
Quarter ended September 30,
Assets sold	$1,749	2,559	2,335	3,458
Proceeds from transfer (2)	1,749	2,620	2,335	3,483
Net gains (losses) on sale	—	61	—	25

Continuing involvement (3):
Servicing rights recognized	$24	21	25	23
Securities and loans recognized (4)	—	40	—	33
Nine months ended September 30,
Assets sold	$4,792	8,976	6,452	7,729
Proceeds from transfer (2)	4,792	9,099	6,452	7,793
Net gains (losses) on sale	—	123	—	64

Continuing involvement (3):
Servicing rights recognized	$63	62	75	56
Securities and loans recognized (4)	—	597	—	139
(1)Includes commercial mortgage loans and commercial trade receivables.
(2)Represents cash proceeds and the fair value of non-cash beneficial interests recognized at securitization settlement.
(3)Represents assets or liabilities recognized at transfer date related to our continuing involvement in the transferred assets.
(4)Represents debt securities and loans obtained at securitization settlement and loans related to seller financing arrangements. These debt securities and loans are held for investment purposes and are classified as available-for-sale securities, held-to-maturity securities, or as loans, including amounts required to be held pursuant to credit risk retention rules. Excludes trading debt securities held temporarily for market-marking purposes, which are sold to third parties at or shortly after securitization settlement, of $973 million and $2.1 billion during the third quarter and first nine months of 2026, respectively, and $1.4 billion and $3.2 billion during the third quarter and first nine months of 2025, respectively.
In the normal course of business, we purchase certain non-agency securities at initial securitization or subsequently in the secondary market, which we hold for investment. We may also provide seller financing in the form of loans. We received cash flows of $198 million and $379 million during the third quarter and first nine months of 2026, respectively, and $100 million and $110 million during the third quarter and first nine months of 2025, respectively, for VIEs with continuing involvement, related to principal and interest payments on these securities and loans. These amounts exclude cash flows related to trading activities.
RESECURITIZATION ACTIVITIES. We enter into resecuritization transactions as part of our trading activities to accommodate the investment and risk management activities of our customers. In resecuritization transactions, we transfer trading debt securities to VIEs in exchange for new beneficial interests that are sold to third parties at or shortly after securitization settlement. This activity is performed for customers seeking a specific return or risk profile. Substantially all of our transactions involve the resecuritization of conforming mortgage-backed securities issued by the GSEs or guaranteed by GNMA. We do not consolidate the resecuritization VIEs as we share in the decision-making power with third parties and do not hold significant economic interests in the VIEs other than for market-making activities. During the nine months ended September 30, 2026 and 2025, we transferred trading debt securities of $19.1 billion and $13.9 billion, respectively, to resecuritization VIEs, and retained trading debt securities of $1.9 billion at both periods. These amounts are not included in Table 12.1. As of September 30, 2026, and December 31, 2025, we held $1.5 billion and $1.1 billion of trading debt securities, respectively. Total resecuritization VIE assets, to which we sold assets and hold an interest, were $61.7 billion and $52.9 billion at September 30, 2026, and December 31, 2025, respectively.

Wells Fargo & Company	103

Note 12: Securitizations and Variable Interest Entities (continued)
Sold or Securitized Loans Serviced for Others
Table 12.2 presents information about loans that we have sold or securitized in which we have ongoing involvement as servicer. For loans sold or securitized where servicing is our only form of continuing involvement, we generally experience a loss only if we were required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with our loan sale or servicing contracts. Delinquent loans include loans 90 days or more past due and loans in bankruptcy, regardless of delinquency status.
Table 12.2 excludes mortgage loans sold to and held or securitized by GSEs or GNMA of $413.0 billion and $461.8 billion at September 30, 2026, and December 31, 2025, respectively, due to guarantees provided by GSEs and the FHA and VA, which limit our credit risk associated with such securitizations. Delinquent loans and foreclosed assets related to loans sold to and held or securitized by GSEs and GNMA were $1.3 billion and $1.7 billion at September 30, 2026, and December 31, 2025, respectively.
Table 12.2: Sold or Securitized Loans Serviced for Others

					Net charge-offs
	Total loans		Delinquent loans and foreclosed assets (1)		Nine months ended September 30,
(in millions)	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	2026	2025
Commercial	$367	6	—	—	—	—
Residential mortgage	250	3,069	41	287	6	7
Total off-balance sheet sold or securitized loans	$617	3,075	41	287	6	7
(1)Includes $14 million and $13 million of residential foreclosed assets at September 30, 2026, and December 31, 2025, respectively.
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

104	Wells Fargo & Company

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
Table 12.3: Unconsolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Loans	All other assets (1)	Net assets	Guarantees and other commitments (2)
September 30, 2026
Nonconforming mortgage loan securitizations	$270	—	16	16	—
Commercial real estate loans	4,965	4,949	16	4,965	—
Other	1,052	—	2	2	—
Total	6,287	4,949	34	4,983	—

Maximum exposure to loss		4,949	34	4,983	994
December 31, 2025
Nonconforming mortgage loan securitizations	$2,585	—	284	284	—
Commercial real estate loans	4,998	4,984	14	4,998	—
Other	1,057	—	12	12	—
Total	8,640	4,984	310	5,294	—

Maximum exposure to loss		4,984	310	5,294	998
(1)All other assets includes trading assets, debt securities, and other assets.
(2)Maximum exposure to loss includes $836 million and $841 million of commercial real estate loan VIE structures at September 30, 2026, and December 31, 2025, respectively.

Wells Fargo & Company	105

Note 12: Securitizations and Variable Interest Entities (continued)
INVOLVEMENT WITH TAX CREDIT VIES. In addition to the unconsolidated VIEs in Table 12.3, we may invest in or provide funding to affordable housing, renewable energy or similar projects that are designed to generate a return primarily through the realization of federal income tax credits and other income tax benefits. Our affordable housing investments generate low-income housing tax credits and our renewable energy investments generate either production tax credits, investment tax credits, or both. The projects are typically managed by third-party sponsors who have the power over the VIE’s assets; therefore, we do not consolidate the VIEs. The carrying value of our equity investments in tax credit VIEs was $21.3 billion and $21.2 billion at September 30, 2026, and December 31, 2025, respectively. Additionally, we had loans to tax credit VIEs with a carrying value of $2.0 billion at both September 30, 2026, and December 31, 2025.

Our maximum exposure to loss for tax credit VIEs at September 30, 2026, and December 31, 2025, was $31.1 billion and $31.1 billion, respectively. Our maximum exposure to loss included total unfunded equity and lending commitments of $7.9 billion and $7.8 billion at September 30, 2026, and
December 31, 2025, respectively. Under these commitments, we are required to provide additional financial support during the investment period, at the discretion of project sponsors, or for certain renewable energy investments, on a contingent basis based on the amount of income tax credits earned. For equity investments accounted for using the proportional amortization method, a liability is recognized in accrued expenses and liabilities on our consolidated balance sheet for unfunded commitments that are either legally binding or contingent but probable of funding. The liability recognized for these commitments at September 30, 2026, and December 31, 2025, was $6.3 billion and $5.7 billion, respectively. Substantially all of these commitments are expected to be funded within three years. See Note 13 (Guarantees and Other Commitments) for additional information about unrecognized commitments to purchase equity securities.

Table 12.4 summarizes the impacts to our consolidated statement of income related to our affordable housing and renewable energy equity investments, which are accounted for using either the proportional amortization method or the equity method.
Table 12.4: Income Statement Impacts for Affordable Housing and Renewable Energy Tax Credit Investments

		Quarter ended September 30,		Nine months ended September 30,
(in millions)		2026	2025	2026	2025
Income (loss) before income tax expense:
Proportional amortization method investments		$38	29	$126	141
Equity method investments (1)		(18)	21	(88)	(65)
Net income (loss) before income tax expense (2)	(A)	20	50	38	76
Income tax expense (benefit):
Proportional amortization of investments		953	765	3,027	2,370
Income tax credits and other income tax benefits		(1,282)	(968)	(4,042)	(3,172)
Net expense (benefit) recognized within income tax expense	(B)	(329)	(203)	(1,015)	(802)
Net income related to affordable housing and renewable energy tax credit investments	(A)-(B)	$349	253	$1,053	878
(1)Net losses presented include income from investment tax credits, accounted for using the deferral method, of $161 million and $458 million for the third quarter and first nine months of 2026, respectively, and $146 million and $368 million for the third quarter and first nine months of 2025, respectively.
(2)Generally included in other noninterest income on our consolidated statement of income.

106	Wells Fargo & Company

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

We consolidate the master trust because, as the servicer of the credit card loans, we have the power to direct the activities that most significantly impact the economic performance and hold variable interests potentially significant to the VIE. We hold a minimum of 5% seller’s interest in the transferred credit card loans and we retain subordinated securities issued by the master trust, which collectively could result in exposure to potentially significant losses or benefits from the master trust. As of September 30, 2026, and December 31, 2025, we held seller’s interest of $5.9 billion and $4.3 billion, respectively, in the transferred credit card loans and $1.5 billion (at par) of subordinated securities issued by the master trust in both periods. Both the seller's interest and the subordinated securities are eliminated in our consolidated financial statements. The transferred credit card loans and debt securities issued to third parties are recognized on our consolidated balance sheet, and classified as loans and long-term debt, respectively.

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
Table 12.5: Consolidated VIEs

		Carrying value – asset (liability)
(in millions)	Total VIE assets	Trading assets	AFS debt securities	Loans	All other assets	Short-term borrowings	Accrued expenses and other liabilities	Long-term debt
September 30, 2026
Credit card securitizations	$12,792	—	—	12,548	54	—	(10)	(4,928)
Corporate loan structures	2,919	2,860	—	—	55	—	(4)	—
Commercial financing structures	1,764	—	—	1,620	144	—	(215)	—
MTOB transactions	1,080	359	704	—	16	(1,091)	(5)	—
Total consolidated VIEs	$18,555	3,219	704	14,168	269	(1,091)	(234)	(4,928)
December 31, 2025
Credit card securitizations	$9,860	—	—	9,653	50	—	(7)	(3,775)
Corporate loan structures	2,307	2,271	—	—	36	—	(6)	—
Commercial financing structures	1,768	—	—	1,629	138	—	(193)	—
MTOB transactions	—	—	—	—	—	—	—	—
Total consolidated VIEs	$13,935	2,271	—	11,282	224	—	(206)	(3,775)

Wells Fargo & Company	107

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
Table 13.1: Guarantees – Carrying Value and Maximum Exposure to Loss

		Maximum exposure to loss
(in millions)	Carrying value of obligation	Expires in one year or less	Expires after one year through three years	Expires after three years through five years	Expires after five years	Total	Non-investment grade
September 30, 2026
Standby letters of credit (1)	$109	15,129	5,350	2,041	100	22,620	6,657
Direct pay letters of credit (1)	4	855	1,867	576	—	3,298	641
Loans and LHFS sold with recourse	80	1,215	3,653	3,587	5,880	14,335	11,082
Exchange and clearing house guarantees (2)	—	229,716	—	—	—	229,716	—
Other guarantees and indemnifications	177	4,513	1,209	1,710	3,801	11,233	1,056
Total guarantees	$370	251,428	12,079	7,914	9,781	281,202	19,436
December 31, 2025
Standby letters of credit (1)	$98	13,967	6,550	1,814	15	22,346	7,315
Direct pay letters of credit (1)	5	588	1,836	353	88	2,865	488
Loans and LHFS sold with recourse	91	1,362	3,214	3,385	6,378	14,339	10,910
Exchange and clearing house guarantees (2)	—	98,106	—	—	—	98,106	—
Other guarantees and indemnifications	69	4,418	1,521	370	1,663	7,972	979
Total guarantees	$263	118,441	13,121	5,922	8,144	145,628	19,692
(1)Standby and direct pay letters of credit are reported net of syndications and participations.
(2)Substantially all relates to sponsored resale and repurchase activity through the Fixed Income Clearing Corporation where we act in an agency capacity for customers.
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

WRITTEN OPTIONS. We enter into written foreign currency options and over-the-counter written equity put options that are derivative contracts that have the characteristics of a guarantee. The fair value of written options represents our view of the probability that we will be required to perform under the contract. The fair value of these written options was a liability of $227 million and an asset of $101 million at September 30, 2026, and December 31, 2025, respectively. The fair value may be an asset as a result of deferred premiums on certain option trades. The maximum exposure to loss represents the notional value of these derivative contracts. At September 30, 2026, the maximum exposure to loss was $70.3 billion, with $67.1 billion expiring in three years or less compared with $45.4 billion and
$42.0 billion, respectively, at December 31, 2025. See Note 10 (Derivatives) for additional information regarding written derivative contracts.

GUARANTEES OF SUBSIDIARIES. The Parent fully and unconditionally guarantees the payment of principal, interest, and any other amounts that may be due on securities that its 100% owned finance subsidiary, Wells Fargo Finance LLC, may issue. These securities are not guaranteed by any other subsidiary of the Parent. The guaranteed liabilities were $4.9 billion and $1.7 billion at September 30, 2026, and December 31, 2025, respectively. These guarantees rank on parity with all of the Parent’s other unsecured and unsubordinated indebtedness.

MERCHANT SERVICES. We provide merchants with processing of debit and credit card transactions through payment networks and serve as a card network sponsor for a payment company. In our role as a merchant acquiring bank, we have a potential obligation in connection with disputes between the merchant and the cardholder that are resolved in favor of the cardholder, referred to as a charge-back transaction. We estimate our potential maximum exposure to be the total merchant transaction volume processed in the preceding four months, which is generally the lifecycle for a charge-back transaction. As of September 30, 2026, our potential maximum exposure was approximately $257.7 billion, and related losses were insignificant.

108	Wells Fargo & Company

OTHER COMMITMENTS. As of both September 30, 2026, and December 31, 2025, we had commitments to purchase equity securities of $9.2 billion, which predominantly included Federal Reserve Bank stock and tax credit investments accounted for using the equity method.

We have commitments to enter into resale and securities borrowing agreements as well as repurchase and securities lending agreements with certain counterparties, including central clearing organizations. The amount of our unfunded contractual commitments for resale and securities borrowing agreements was $98.9 billion and $34.9 billion as of September 30, 2026, and December 31, 2025, respectively. The amount of our unfunded contractual commitments for repurchase and securities lending agreements was $25.2 billion and $6.8 billion as of September 30, 2026, and December 31, 2025, respectively.

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
Table 14.1: Offsetting – Securities Financing Activities

(in millions)	Sep 30, 2026	Dec 31, 2025
Assets:
Resale and securities borrowing agreements:
Gross amounts recognized	$392,354	291,236
Gross amounts offset in consolidated balance sheet (1)	(199,248)	(97,368)
Net amounts in consolidated balance sheet (2)	193,106	193,868
Collateral received not recognized in consolidated balance sheet (3)	(190,828)	(192,410)
Net amount (4)	$2,278	1,458
Liabilities:
Repurchase and securities lending agreements:
Gross amounts recognized	$419,754	330,040
Gross amounts offset in consolidated balance sheet (1)	(199,248)	(97,368)
Net amounts in consolidated balance sheet (5)	220,506	232,672
Collateral pledged but not netted in consolidated balance sheet (6)	(220,287)	(232,618)
Net amount (4)	$219	54
(1)Represents recognized amount of resale and repurchase agreements with counterparties subject to enforceable MRAs that have been offset within our consolidated balance sheet.
(2)Included in federal funds sold and securities borrowed or purchased under resale agreements on our consolidated balance sheet. Excludes $34.8 billion and $29.0 billion classified on our consolidated balance sheet in loans at September 30, 2026, and December 31, 2025, respectively, which relates to resale agreements involving collateral other than securities as part of our commercial lending business activities.
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

110	Wells Fargo & Company

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
Table 14.2: Gross Obligations by Underlying Collateral Type

(in millions)	Sep 30, 2026	Dec 31, 2025
Repurchase agreements:
Securities of U.S. Treasury and federal agencies	$282,700	176,386
Federal agency mortgage-backed securities	98,292	118,503
Non-agency mortgage-backed securities	5,036	3,266
Corporate debt securities	14,238	13,567
Asset-backed securities	4,609	4,705
Equity securities	2,489	2,809
Other	3,430	3,246
Total repurchases	410,794	322,482
Securities lending arrangements:
Corporate debt securities	1,600	1,735
Equity securities	6,675	5,700
Other	685	123
Total securities lending	8,960	7,558
Total repurchases and securities lending	$419,754	330,040
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
Table 14.3: Contractual Maturities of Gross Obligations

(in millions)	Repurchase agreements	Securities lending agreements
September 30, 2026
Overnight/continuous	$241,655	5,559
Up to 30 days	128,936	—
30-90 days	14,950	851
>90 days	25,253	2,550
Total gross obligation	$410,794	8,960
December 31, 2025
Overnight/continuous	$200,118	3,907
Up to 30 days	74,120	—
30-90 days	28,270	—
>90 days	19,974	3,651
Total gross obligation	$322,482	7,558

Wells Fargo & Company	111

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
Table 15.1: Pledged Assets

(in millions)	Sep 30, 2026	Dec 31, 2025
Pledged to counterparties that had the right to sell or repledge:
Trading assets	$138,130	145,519
Available-for-sale debt securities	—	563
Loans	822	1,161
Total assets pledged to counterparties that had the right to sell or repledge	138,952	147,243
Pledged to counterparties that did not have the right to sell or repledge:
Trading assets	2,731	6,953
Available-for-sale debt securities	187,426	150,765
Held-to-maturity debt securities	175,997	189,730
Loans	623,591	524,290
All other assets	1,035	1,183
Total assets pledged to counterparties that did not have the right to sell or repledge	990,780	872,921
Total pledged assets	$1,129,732	1,020,164
Collateral Accepted
We receive financial assets as collateral that we are permitted to sell or repledge. This collateral is obtained in connection with securities purchased under resale agreements and securities borrowing transactions, customer margin loans, and derivative contracts. We may use this collateral in connection with securities sold under repurchase agreements and securities lending transactions, derivative contracts, and short sales. At September 30, 2026, and December 31, 2025, the fair value of this collateral received that we have the right to sell or repledge was $616.1 billion and $469.2 billion, respectively, of which $462.1 billion and $309.3 billion, respectively, were sold or repledged.

112	Wells Fargo & Company

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

Wells Fargo & Company	113

Note 16: Operating Segments (continued)
Table 16.1 presents our results by operating segment.

Table 16.1: Operating Segments

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2026
Net interest income (2)	$8,016	2,134	2,216	950	(725)	(74)	12,517
Noninterest income	2,640	1,102	2,792	3,154	115	(450)	9,353
Total revenue	10,656	3,236	5,008	4,104	(610)	(524)	21,870
Provision for credit losses	791	240	(18)	16	—	—	1,029
Personnel expense	3,573	869	1,490	2,661	152	—	8,745
Nonpersonnel expense	2,615	531	964	625	263	—	4,998
Total noninterest expense	6,188	1,400	2,454	3,286	415	—	13,743
Income (loss) before income tax expense (benefit)	3,677	1,596	2,572	802	(1,025)	(524)	7,098
Income tax expense (benefit)	922	400	648	199	(484)	(524)	1,161
Net income (loss) before noncontrolling interests	2,755	1,196	1,924	603	(541)	—	5,937
Less: Net income (loss) from noncontrolling interests	—	1	—	—	(15)	—	(14)
Net income (loss)	$2,755	1,195	1,924	603	(526)	—	5,951
Quarter ended September 30, 2025
Net interest income (2)	$7,628	1,949	1,870	851	(273)	(75)	11,950
Noninterest income	2,544	1,092	3,009	2,823	449	(431)	9,486
Total revenue	10,172	3,041	4,879	3,674	176	(506)	21,436
Provision for credit losses	767	39	(107)	(14)	(4)	—	681
Personnel expense	3,844	912	1,499	2,434	332	—	9,021
Nonpersonnel expense	2,532	533	863	579	318	—	4,825
Total noninterest expense	6,376	1,445	2,362	3,013	650	—	13,846
Income (loss) before income tax expense (benefit)	3,029	1,557	2,624	675	(470)	(506)	6,909
Income tax expense (benefit)	759	393	658	169	(173)	(506)	1,300
Net income (loss) before noncontrolling interests	2,270	1,164	1,966	506	(297)	—	5,609
Less: Net income from noncontrolling interests	—	2	—	—	18	—	20
Net income (loss)	$2,270	1,162	1,966	506	(315)	—	5,589
Nine months ended September 30, 2026
Net interest income (2)	$23,309	6,169	6,673	2,774	(1,774)	(221)	36,930
Noninterest income	7,633	3,305	9,038	9,097	1,345	(1,410)	29,008
Total revenue	30,942	9,474	15,711	11,871	(429)	(1,631)	65,938
Provision for credit losses	2,554	521	(24)	23	4	—	3,078
Personnel expense	11,242	2,842	4,822	7,929	354	—	27,189
Nonpersonnel expense	7,821	1,578	2,821	1,779	546	—	14,545
Total noninterest expense	19,063	4,420	7,643	9,708	900	—	41,734
Income (loss) before income tax expense (benefit)	9,325	4,533	8,092	2,140	(1,333)	(1,631)	21,126
Income tax expense (benefit)	2,339	1,140	2,030	532	(1,156)	(1,631)	3,254
Net income (loss) before noncontrolling interests	6,986	3,393	6,062	1,608	(177)	—	17,872
Less: Net income from noncontrolling interests	—	5	—	—	256	—	261
Net income (loss)	$6,986	3,388	6,062	1,608	(433)	—	17,611
Nine months ended September 30, 2025
Net interest income (2)	$21,972	5,909	5,475	2,366	(340)	(229)	35,153
Noninterest income	7,271	2,990	9,141	8,150	898	(1,196)	27,254
Total revenue	29,243	8,899	14,616	10,516	558	(1,425)	62,407
Provision for credit losses	2,451	183	(4)	9	(21)	—	2,618
Personnel expense	11,652	3,033	4,659	7,242	618	—	27,204
Nonpersonnel expense	7,245	1,601	2,430	1,582	1,054	—	13,912
Total noninterest expense	18,897	4,634	7,089	8,824	1,672	—	41,116
Income (loss) before income tax expense (benefit)	7,895	4,082	7,531	1,683	(1,093)	(1,425)	18,673
Income tax expense (benefit)	1,970	1,034	1,887	408	(1,136)	(1,425)	2,738
Net income before noncontrolling interests	5,925	3,048	5,644	1,275	43	—	15,935
Less: Net income (loss) from noncontrolling interests	—	6	—	—	(48)	—	(42)
Net income	$5,925	3,042	5,644	1,275	91	—	15,977

114	Wells Fargo & Company

(continued from previous page)

	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2026
Loans (average)	$342,119	240,458	353,430	95,371	2,012	—	1,033,390
Assets (average)	374,654	264,350	818,661	101,555	684,304	—	2,243,524
Deposits (average)	825,120	198,946	248,075	108,671	102,116	—	1,482,928

Nine months ended September 30, 2026
Loans (average)	$338,429	235,590	351,746	91,659	1,344	—	1,018,768
Assets (average)	371,718	259,388	815,587	97,758	669,048	—	2,213,499
Deposits (average)	823,399	191,507	232,518	110,173	97,173	—	1,454,770

Loans (period-end)	345,037	246,970	355,859	97,986	2,261	—	1,048,113
Assets (period-end)	387,719	272,055	818,817	103,993	670,707	—	2,253,291
Deposits (period-end)	833,092	205,813	258,551	110,229	94,967	—	1,502,652
Quarter ended September 30, 2025
Loans (average)	$329,099	219,356	295,895	82,330	1,997	—	928,677
Assets (average)	363,593	241,942	679,877	88,429	636,359	—	2,010,200
Deposits (average)	808,942	171,976	204,056	99,764	55,201	—	1,339,939

Nine months ended September 30, 2025
Loans (average)	$323,227	223,191	286,424	81,515	3,578	—	917,935
Assets (average)	358,489	245,823	644,390	87,405	618,635	—	1,954,742
Deposits (average)	804,820	177,570	203,464	100,431	50,690	—	1,336,975

Loans (period-end)	331,180	223,235	303,980	83,786	921	—	943,102
Assets (period-end)	368,436	247,222	715,683	89,541	642,044	—	2,062,926
Deposits (period-end)	810,992	176,954	211,051	103,957	64,407	—	1,367,361
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
Table 17.1: Revenue by Operating Segment

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Quarter ended September 30, 2026
Net interest income	$8,016	2,134	2,216	950	(725)	(74)	12,517
Noninterest income:
Deposit-related fees	797	327	283	7	1	—	1,415
Lending-related fees	23	156	236	5	—	—	420
Investment advisory and other asset-based fees (2)	292	13	34	2,706	1	—	3,046
Commissions and brokerage services fees	124	—	119	426	1	—	670
Investment banking fees	(1)	26	908	—	(39)	—	894
Card fees:
Interchange and merchant services fees (3)	1,001	56	17	1	(2)	—	1,073
Other card fees	200	—	—	—	1	—	201
Total card fees	1,201	56	17	1	(1)	—	1,274
Mortgage banking (4)	119	—	48	(3)	—	—	164
Net gains (losses) from trading activities	—	(1)	1,053	17	40	—	1,109
Net losses from debt securities (4)	—	—	—	—	(29)	—	(29)
Net gains (losses) from equity securities (4)	—	47	2	—	(45)	—	4
Other (4)	85	478	92	(5)	186	(450)	386
Total noninterest income	2,640	1,102	2,792	3,154	115	(450)	9,353
Total revenue	$10,656	3,236	5,008	4,104	(610)	(524)	21,870
Quarter ended September 30, 2025
Net interest income	$7,628	1,949	1,870	851	(273)	(75)	11,950
Noninterest income:
Deposit-related fees	698	311	273	7	1	—	1,290
Lending-related fees	14	144	214	12	—	—	384
Investment advisory and other asset-based fees (2)	249	19	39	2,353	—	—	2,660
Commissions and brokerage services fees	133	—	95	424	(1)	—	651
Investment banking fees	(2)	45	826	—	(29)	—	840
Card fees:
Interchange and merchant services fees (3)	973	47	13	1	1	—	1,035
Other card fees	189	—	—	—	(1)	—	188
Total card fees	1,162	47	13	1	—	—	1,223
Mortgage banking (4)	199	—	70	(3)	2	—	268
Net gains (losses) from trading activities	(1)	—	1,367	36	6	—	1,408
Net gains from debt securities (4)	—	—	—	—	—	—	—
Net gains (losses) from equity securities (4)	—	23	(4)	—	130	—	149
Other (4)	92	503	116	(7)	340	(431)	613
Total noninterest income	2,544	1,092	3,009	2,823	449	(431)	9,486
Total revenue	$10,172	3,041	4,879	3,674	176	(506)	21,436

(continued on following page)

116	Wells Fargo & Company

(continued from previous page)

(in millions)	Consumer Banking and Lending	Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Corporate	Reconciling Items (1)	Consolidated Company
Nine months ended September 30, 2026
Net interest income	$23,309	6,169	6,673	2,774	(1,774)	(221)	36,930
Noninterest income:
Deposit-related fees	2,264	971	834	21	1	—	4,091
Lending-related fees	68	454	682	14	—	—	1,218
Investment advisory and other asset-based fees (2)	820	46	109	7,715	1	—	8,691
Commissions and brokerage services fees	366	—	357	1,301	—	—	2,024
Investment banking fees	(5)	65	2,700	—	(131)	—	2,629
Card fees:
Interchange and merchant services fees (3)	2,868	169	48	3	—	—	3,088
Other card fees	545	—	—	—	1	—	546
Total card fees	3,413	169	48	3	1	—	3,634
Mortgage banking (4)	436	—	193	(9)	1	—	621
Net gains (losses) from trading activities	(1)	(1)	3,744	63	48	—	3,853
Net gains (losses) from debt securities (4)	—	3	—	—	(31)	—	(28)
Net gains from equity securities (4)	—	135	18	—	870	—	1,023
Other (4)	272	1,463	353	(11)	585	(1,410)	1,252
Total noninterest income	7,633	3,305	9,038	9,097	1,345	(1,410)	29,008
Total revenue	$30,942	9,474	15,711	11,871	(429)	(1,631)	65,938
Nine months ended September 30, 2025
Net interest income	$21,972	5,909	5,475	2,366	(340)	(229)	35,153
Noninterest income:
Deposit-related fees	2,002	970	814	20	2	—	3,808
Lending-related fees	45	418	624	34	—	—	1,121
Investment advisory and other asset-based fees (2)	721	60	119	6,795	—	—	7,695
Commissions and brokerage services fees	357	—	298	1,245	(1)	—	1,899
Investment banking fees	(3)	102	2,291	—	(79)	—	2,311
Card fees:
Interchange and merchant services fees (3)	2,799	145	40	3	3	—	2,990
Other card fees	450	—	—	—	—	—	450
Total card fees	3,249	145	40	3	3	—	3,440
Mortgage banking (4)	590	—	248	(10)	2	—	830
Net gains (losses) from trading activities	(1)	—	4,060	90	19	—	4,168
Net gains (losses) from debt securities (4)	—	2	—	—	(149)	—	(147)
Net gains (losses) from equity securities (4)	5	21	58	(12)	(147)	—	(75)
Other (4)	306	1,272	589	(15)	1,248	(1,196)	2,204
Total noninterest income	7,271	2,990	9,141	8,150	898	(1,196)	27,254
Total revenue	$29,243	8,899	14,616	10,516	558	(1,425)	62,407
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
(2)We earned trailing commissions of $264 million and $751 million for the third quarter and first nine months of 2026, respectively, and $240 million and $695 million for the third quarter and first nine months of 2025, respectively.
(3)The cost of credit card rewards and rebates of $852 million and $2.5 billion for the third quarter and first nine months of 2026, respectively, and $737 million and $2.1 billion for the third quarter and first nine months of 2025, respectively, are presented net against the related revenue.
(4)For additional information on these revenue types, see Note 6 (Mortgage Banking Activities), Note 2 (Available-for-Sale and Held-to-Maturity Debt Securities), Note 4 (Equity Securities), and Note 7 (Leasing Activity).

Wells Fargo & Company	117

Note 17: Revenue and Expenses (continued)
NET GAINS (LOSSES) FROM TRADING ACTIVITIES. Table 17.2 provides the noninterest income associated with trading assets and liabilities. The table excludes revenue from securities purchased under resale agreements and expense from securities sold or loaned under agreements to repurchase in our Corporate and Investment Banking (CIB) Markets business.

Table 17.2: Net Gains (Losses) from Trading Activities, by Risk Type (1)

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Interest rate	$(533)	468	$(773)	2,037
Commodity (2)	218	207	688	636
Equity	521	332	1,348	801
Foreign exchange	1,258	214	2,805	171
Credit	(355)	187	(215)	523
Total net gains from trading activities	$1,109	1,408	$3,853	4,168
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

Expenses
OTHER EXPENSE. The amounts presented in Table 17.3 are included in other noninterest expense on our consolidated statement of income.
Table 17.3: Other Expense

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Regulatory charges and assessments (1)	$301	234	$892	781
Legal actions (2)	32	89	164	192
Other operating losses (3)	145	178	436	507
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

118	Wells Fargo & Company

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

In both the third quarter and first nine months of 2026, we recognized a settlement loss of $109 million for our Cash
Balance Plan representing an acceleration of a pro rata portion of the net loss in AOCI based on the percentage reduction in the Cash Balance Plan’s projected benefit obligation attributable to lump sum benefit payments during the first nine months of 2026. There were no settlement losses recognized during the first nine months of 2025.

Table 18.1 presents the components of net periodic benefit cost.
Service cost is reported in personnel expense and all other components of net periodic benefit cost are reported in other noninterest expense on our consolidated statement of income.
Table 18.1: Net Periodic Benefit Cost

	2026			2025
	Pension benefits			Pension benefits
(in millions)	Qualified	Non- qualified	Other benefits	Qualified	Non- qualified	Other benefits
Quarter ended September 30,
Service cost	$8	—	—	8	—	—
Interest cost	88	3	3	98	4	4
Expected return on plan assets	(118)	—	(6)	(123)	—	(7)
Amortization of net actuarial loss (gain)	32	1	(8)	33	1	(7)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Settlement loss	109	—	—	—	—	—
Net periodic benefit cost	$119	4	(13)	16	5	(12)
Nine months ended September 30,
Service cost	$25	—	—	25	—	—
Interest cost	264	10	9	293	12	10
Expected return on plan assets	(353)	—	(20)	(369)	—	(21)
Amortization of net actuarial loss (gain)	96	2	(24)	100	2	(19)
Amortization of prior service credit	—	—	(6)	—	—	(7)
Settlement loss	109	—	—	—	—	—
Net periodic benefit cost	$141	12	(41)	49	14	(37)

Wells Fargo & Company	119

Note 19: Earnings and Dividends Per Common Share
Table 19.1 shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.
Table 19.1: Earnings Per Common Share Calculations

	Quarter ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Wells Fargo net income	$5,951	5,589	$17,611	15,977
Less: Preferred stock dividends and other (1)	248	248	748	806
Wells Fargo net income applicable to common stock (numerator)	$5,703	5,341	$16,863	15,171
Earnings per common share
Average common shares outstanding (denominator)	3,015.8	3,182.2	3,046.4	3,231.4
Per share	$1.89	1.68	$5.54	4.69
Diluted earnings per common share
Average common shares outstanding	3,015.8	3,182.2	3,046.4	3,231.4
Add: Stock-based compensation awards (2)	35.7	41.3	34.6	38.9
Diluted average common shares outstanding (denominator)	3,051.5	3,223.5	3,081.0	3,270.3
Per share	$1.87	1.66	$5.47	4.64
(1)Includes costs associated with any preferred stock redemption.
(2)Stock-based compensation may include restricted share rights, performance share awards, and stock options. Dilution effect calculated using the treasury stock method.
Table 19.2 presents the outstanding securities that were anti-dilutive and therefore not included in the calculation of diluted earnings per common share.
Table 19.2: Outstanding Anti-Dilutive Securities

			Weighted-average shares
	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Convertible Preferred Stock, Series L (1)	25.3	25.3	25.3	25.3
Stock-based compensation awards (2)	1.1	0.7	4.1	0.8
(1)    Calculated using the if-converted method.
(2)    Calculated using the treasury stock method.
Table 19.3 presents dividends declared per common share.
Table 19.3: Dividends Declared Per Common Share

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Per common share	$0.50	0.45	$1.40	1.25

120	Wells Fargo & Company

Note 20: Other Comprehensive Income
Table 20.1 provides the components of other comprehensive income (OCI), reclassifications to net income by income statement line item, and the related tax effects. Income tax effects are reclassified from accumulated OCI (AOCI) to net income in the same period as the related pre-tax amount.
Table 20.1: Summary of OCI

	Quarter ended September 30,						Nine months ended September 30,
	2026			2025			2026			2025
(in millions)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Debt securities:
Net unrealized gains (losses) arising during the period	$(7,112)	1,754	(5,358)	1,772	(437)	1,335	$(8,180)	2,018	(6,162)	4,140	(1,021)	3,119
Reclassification of net (gains) losses to net income	146	(36)	110	422	(104)	318	368	(91)	277	522	(129)	393
Net change	(6,966)	1,718	(5,248)	2,194	(541)	1,653	(7,812)	1,927	(5,885)	4,662	(1,150)	3,512
Derivatives and hedging activities:
Fair value hedges:
Change in fair value of excluded components (1)	6	(1)	5	6	(2)	4	18	(4)	14	18	(5)	13
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(4,198)	1,037	(3,161)	(5)	2	(3)	(5,498)	1,358	(4,140)	718	(177)	541
Reclassification of net (gains) losses to net income	71	(18)	53	180	(45)	135	219	(54)	165	486	(120)	366
Net change	(4,121)	1,018	(3,103)	181	(45)	136	(5,261)	1,300	(3,961)	1,222	(302)	920
Defined benefit plans adjustments:
Net actuarial and prior service gains (losses) arising during the period	11	(3)	8	8	(2)	6	11	(3)	8	8	(2)	6
Reclassification of amounts to noninterest expense (2)	132	(32)	100	25	(5)	20	177	(42)	135	76	(17)	59
Net change	143	(35)	108	33	(7)	26	188	(45)	143	84	(19)	65
Debit valuation adjustments (DVA) and other:
Net unrealized gains (losses) arising during the period	32	(8)	24	(34)	8	(26)	16	(4)	12	(55)	13	(42)
Reclassification of net (gains) losses to net income	—	—	—	1	—	1	—	—	—	1	—	1
Net change	32	(8)	24	(33)	8	(25)	16	(4)	12	(54)	13	(41)
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	(17)	—	(17)	(72)	1	(71)	(147)	(2)	(149)	74	(1)	73
Reclassification of net (gains) losses to net income	1	—	1	—	—	—	1	—	1	—	—	—
Net change	(16)	—	(16)	(72)	1	(71)	(146)	(2)	(148)	74	(1)	73
Other comprehensive income (loss)	$(10,928)	2,693	(8,235)	2,303	(584)	1,719	$(13,015)	3,176	(9,839)	5,988	(1,459)	4,529
Less: Other comprehensive income from noncontrolling interests, net of tax			—			—			—			—
Wells Fargo other comprehensive income (loss), net of tax			$(8,235)			1,719			$(9,839)			4,529
(1)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recognized in OCI.
(2)These items are included in the computation of net periodic benefit cost. See Note 18 (Employee Benefits) for additional information.

Wells Fargo & Company	121

Note 20: Other Comprehensive Income (continued)
Table 20.2 provides the AOCI balance activity net of tax.
Table 20.2: AOCI Balances

(in millions)	Debt securities (1)	Fair value hedges (2)	Cash flow hedges (3)	Defined benefit plans adjustments	Debit valuation adjustments (DVA) and other	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Quarter ended September 30, 2026
Balance, beginning of period	$(5,025)	(21)	(1,017)	(1,561)	(120)	(533)	(8,277)
Net unrealized gains (losses) arising during the period	(5,358)	5	(3,161)	8	24	(17)	(8,499)
Amounts reclassified from AOCI	110	—	53	100	—	1	264
Net change	(5,248)	5	(3,108)	108	24	(16)	(8,235)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(10,273)	(16)	(4,125)	(1,453)	(96)	(549)	(16,512)
Quarter ended September 30, 2025
Balance, beginning of period	$(6,997)	(37)	(296)	(1,634)	(62)	(340)	(9,366)
Net unrealized gains (losses) arising during the period	1,335	4	(3)	6	(26)	(71)	1,245
Amounts reclassified from AOCI	318	—	135	20	1	—	474
Net change	1,653	4	132	26	(25)	(71)	1,719
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(5,344)	(33)	(164)	(1,608)	(87)	(411)	(7,647)
Nine months ended September 30, 2026
Balance, beginning of period	$(4,388)	(30)	(150)	(1,596)	(108)	(401)	(6,673)
Net unrealized gains (losses) arising during the period	(6,162)	14	(4,140)	8	12	(149)	(10,417)
Amounts reclassified from AOCI	277	—	165	135	—	1	578
Net change	(5,885)	14	(3,975)	143	12	(148)	(9,839)
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(10,273)	(16)	(4,125)	(1,453)	(96)	(549)	(16,512)
Nine months ended September 30, 2025
Balance, beginning of period	$(8,856)	(46)	(1,071)	(1,673)	(46)	(484)	(12,176)
Net unrealized gains (losses) arising during the period	3,119	13	541	6	(42)	73	3,710
Amounts reclassified from AOCI	393	—	366	59	1	—	819
Net change	3,512	13	907	65	(41)	73	4,529
Less: Other comprehensive income from noncontrolling interests	—	—	—	—	—	—	—
Balance, end of period	$(5,344)	(33)	(164)	(1,608)	(87)	(411)	(7,647)
(1)At September 30, 2026 and 2025, accumulated other comprehensive loss includes unamortized after-tax unrealized losses of $2.5 billion and $2.8 billion, respectively, associated with the transfer of securities from AFS to HTM. These amounts are subsequently amortized into earnings over the same period as the related unamortized premiums and discounts.
(2)Substantially all of the amounts for fair value hedges are foreign exchange contracts.
(3)Substantially all of the amounts for cash flow hedges are interest rate contracts.

122	Wells Fargo & Company

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
Table 21.1: Regulatory Capital Information

	Wells Fargo & Company					Wells Fargo Bank, N.A.
	Standardized Approach			Advanced Approach		Standardized Approach			Advanced Approach
(in millions, except ratios)	Sep 30, 2026		Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026		Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Regulatory capital:
Common Equity Tier 1	$134,561		137,346	134,561	137,346	143,443		151,833	143,443	151,833
Tier 1	151,246		153,567	151,246	153,567	143,443		151,833	143,443	151,833
Total	182,170		184,682	172,114	174,617	161,254		169,520	150,735	158,966
Assets:
Risk-weighted assets	1,341,319		1,294,609	1,142,584	1,112,533	1,230,470		1,184,912	972,059	940,876
Adjusted average assets (1)	2,215,005		2,052,117	2,215,005	2,052,117	1,875,141		1,746,906	1,875,141	1,746,906
Regulatory capital ratios:
Common Equity Tier 1 capital	10.03%	*	10.61	11.78	12.35	11.66	*	12.81	14.76	16.14
Tier 1 capital	11.28	*	11.86	13.24	13.80	11.66	*	12.81	14.76	16.14
Total capital	13.58	*	14.27	15.06	15.70	13.11	*	14.31	15.51	16.90
Required minimum capital ratios:
Common Equity Tier 1 capital	8.50		8.50	8.50	8.50	7.00		7.00	7.00	7.00
Tier 1 capital	10.00		10.00	10.00	10.00	8.50		8.50	8.50	8.50
Total capital	12.00		12.00	12.00	12.00	10.50		10.50	10.50	10.50
	Wells Fargo & Company					Wells Fargo Bank, N.A.
	September 30, 2026			December 31, 2025		September 30, 2026			December 31, 2025
Regulatory leverage:
Total leverage exposure (2)	$2,662,320			2,466,623		2,304,136			2,141,519
Supplementary leverage ratio (2)	5.68%			6.23		6.23			7.09
Tier 1 leverage ratio (1)	6.83			7.48		7.65			8.69
Required minimum leverage:
Supplementary leverage ratio	3.50			5.00		3.50			6.00
Tier 1 leverage ratio	4.00			4.00		5.00			5.00
*Denotes the binding framework, which is the lower of the Standardized and Advanced Approaches, at September 30, 2026.
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
At September 30, 2026, the Common Equity Tier 1 (CET1), Tier 1 and Total capital ratio requirements for the Company included a global systemically important bank (G-SIB) surcharge of 1.50% and a countercyclical buffer of 0.00%. In addition, these ratios included a stress capital buffer of 2.50% under the Standardized Approach and a capital conservation buffer of 2.50% under the Advanced Approach. The Company is required to maintain these risk-based capital ratios and to maintain a supplementary leverage ratio (SLR) that included a supplementary leverage buffer of 0.50% to avoid restrictions on capital distributions and discretionary bonus payments. The CET1, Tier 1 and Total capital ratio requirements for the Bank included a capital conservation buffer of 2.50% under both the Standardized and Advanced
Approaches. The G-SIB surcharge and countercyclical buffer are not applicable to the Bank. At September 30, 2026, the Bank and our other insured depository institutions were considered well-capitalized under the requirements of the Federal Deposit Insurance Act.
Capital Planning Requirements
The FRB’s capital plan rule establishes capital planning and other requirements that govern capital distributions, including dividends and share repurchases, by certain large bank holding companies (BHC), including Wells Fargo.

Wells Fargo & Company	123

Note 21: Regulatory Capital Requirements and Other Restrictions (continued)
The FRB conducts an annual Comprehensive Capital Analysis and Review exercise and has also published guidance regarding its supervisory expectations for capital planning, including capital policies regarding the process relating to common stock dividend and repurchase decisions in the FRB’s SR Letter 15-18. The Parent’s ability to make certain capital distributions is subject to the requirements of the capital plan rule and is also subject to the Parent meeting or exceeding certain regulatory capital minimums.
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
Cash Restrictions
Cash and cash equivalents may be restricted as to usage or withdrawal. Table 21.2 provides a summary of restrictions on cash and cash equivalents.
Table 21.2: Nature of Restrictions on Cash and Cash Equivalents

(in millions)	Sep 30, 2026	Dec 31, 2025
Reserve balance for non-U.S. central banks	$291	259
Segregated for benefit of brokerage customers under federal and other brokerage regulations	880	1,085

124	Wells Fargo & Company

Glossary of Acronyms

ACL	Allowance for credit losses	HQLA	High-quality liquid assets
AFS	Available-for-sale	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income	LCR	Liquidity coverage ratio
ARM	Adjustable-rate mortgage	LHFS	Loans held for sale
ASU	Accounting Standards Update	LOCOM	Lower of cost or fair value
BCBS	Basel Committee on Banking Supervision	LTV	Loan-to-value
BHC	Bank holding company	MBS	Mortgage-backed securities
CCAR	Comprehensive Capital Analysis and Review	MSR	Mortgage servicing right
CD	Certificate of deposit	NAV	Net asset value
CET1	Common Equity Tier 1	NPA	Nonperforming asset
CLO	Collateralized loan obligation	NSFR	Net stable funding ratio
CRE	Commercial real estate	OCC	Office of the Comptroller of the Currency
CVA	Credit valuation adjustment	OCI	Other comprehensive income
DPD	Days past due	OTC	Over-the-counter
DVA	Debit valuation adjustment	ROA	Return on average assets
FASB	Financial Accounting Standards Board	ROE	Return on average equity
FDIC	Federal Deposit Insurance Corporation	ROTCE	Return on average tangible common equity
FHA	Federal Housing Administration	RWAs	Risk-weighted assets
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	S&P	Standard & Poor’s Global Ratings
FICO	Fair Isaac Corporation (credit rating)	SLR	Supplementary leverage ratio
FNMA	Federal National Mortgage Association	SOFR	Secured Overnight Financing Rate
FRB	Board of Governors of the Federal Reserve System	SPE	Special purpose entity
FVA	Funding valuation adjustment	TLAC	Total Loss Absorbing Capacity
GAAP	Generally accepted accounting principles	VA	Department of Veterans Affairs
GNMA	Government National Mortgage Association	VaR	Value-at-Risk
GSE	Government-sponsored enterprise	VIE	Variable interest entity
G-SIB	Global systemically important bank	WIM	Wealth and Investment Management

Wells Fargo & Company	125

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2026.

Calendar month	Total number of shares repurchased (1)	Weighted average price paid per share	Approximate dollar value of shares that may yet be repurchased under the authorization (in millions)
July	11,427,471	$87.51	$21,743
August	6,000,220	85.41	21,230
September	11,159,214	88.49	20,243
Total	28,586,905
(1)All shares were repurchased under an authorization covering up to $40 billion of common stock approved by the Board of Directors (Board) and publicly announced by the Company on April 29, 2025. Unless modified or revoked by the Board, this authorization does not expire.

Item 5.    Other Information

Trading Plans
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

126	Wells Fargo & Company

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below.

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

Exhibit Number	Description	Location
3(a)	Restated Certificate of Incorporation, as amended and in effect on the date hereof.	Filed herewith.
3(b)	By-Laws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 31, 2025.
4(a)	See Exhibits 3(a) and 3(b).
4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.	Incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

Wells Fargo & Company	127

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS FARGO & COMPANY
(Registrant)

By:	/s/ MUNEERA S. CARR
Muneera S. Carr
Executive Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: October 28, 2026

128	Wells Fargo & Company